Form 10QSB
period 1996-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1996-05-14
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24024

                      First Community Financial Group, Inc.
             (Exact name of registrant as specified in its charter)

                 Washington                          91 -1277503
     (State or other jurisdiction        (IRS Employer Identification Number)
   of incorporation or organization)

             721 College Street. SE, P.O. Box 3800, Lacey, WA 98509
                    (Address of principal executive offices)

                    Issuer's telephone number: (360) 459-1100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---

Number of shares of common stock outstanding as of March 31, 1996: 1,694,008

Transitional Small Business Disclosure Format (Check one)  Yes    No X
                                                              ---   ---

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                              Page
Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets.......................................................3
                  Condensed Consolidated Statements of Income.................................................4
                  Condensed Consolidated Statements of Cash Flows.............................................5
                  Notes to Condensed Consolidated Financial Statements........................................6

Item 2            Management's Discussion of Financial Condition and
                  Analysis or Plan of Operations..............................................................7

PART II - OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K...........................................................10


SIGNATURES        ...........................................................................................11

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)
- - --------------------------------------------------------------------------------------------------------------------
                                                                                           March 31        Dec. 31
                                                                                             1996            1995
- - --------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                  $   9,974        $  15,024
Interest bearing deposits in banks                                                           4,869           11,982
Federal funds sold                                                                           2,000            2,750
Securities available for sale                                                                7,181            7,143
Securities held to maturity                                                                  5,782            7,262
Loans held for sale                                                                          3,396            1,478

Loans                                                                                      128,294          126,154
Less allowance for possible credit losses                                                    1,407            1,376
     NET LOANS                                                                             126,887          124,778

Premises and equipment                                                                       7,903            7,840
Other assets                                                                                 5,294            4,640

     TOTAL ASSETS                                                                        $ 173,286        $ 182,897


LIABILITIES
Deposits:
     Non-interest bearing                                                                $  29,242        $  34,440
     Interest bearing                                                                      122,151          126,796
TOTAL DEPOSITS                                                                             151,393          161,236


Long term debt                                                                               1,216            1,237
Other liabilities                                                                              933            1,184
TOTAL LIABILITIES                                                                          153,542          163,657

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                                     4,235            4,232
     10,000,000 shares authorized, 1,694,008 shares issued
      in 1996, and 1,692,698 shares issued in 1995
Surplus                                                                                     13,719           13,714
Retained earnings                                                                            1,848            1,336
Unrealized loss on securities available for sale                                               (58)             (42)
     TOTAL STOCKHOLDERS' EQUITY                                                             19,744           19,240

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 173,286        $ 182,897


See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Income (Unaudited)

(Dollars in thousands, except per share amounts)
- - -------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended
                                                                                               March 31
                                                                                       1996                1995
- - -------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Interest and fees on loans                                                        $    3,483         $    3,181
   Federal funds sold                                                                        22                120
   Investments                                                                              266                270
   TOTAL INTEREST INCOME                                                                  3,771              3,571


INTEREST EXPENSE
   Deposits                                                                               1,351              1,188
   Other                                                                                     26                 41
   TOTAL INTEREST EXPENSE                                                                 1,377              1,229

   NET INTEREST INCOME                                                                    2,394              2,342

PROVISION FOR POSSIBLE CREDIT LOSSES                                                         61                 23

   NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE CREDIT LOSSES                                                          2,333              2,319

NON-INTEREST INCOME
   Service charges on deposit accounts                                                      271                237
   Origination fees on mortgage loans sold                                                  146                 50
   Other income                                                                              85                 67
   TOTAL NON-INTEREST INCOME                                                                502                354

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                         1,097              1,196
   Occupancy and equipment                                                                  351                316
   Other expense                                                                            660                662
   TOTAL NON-INTEREST EXPENSE                                                             2,108              2,174

   OPERATING INCOME BEFORE INCOME TAXES                                                     727                499

Income Taxes                                                                                205                 64

   NET INCOME                                                                        $      522         $      435

EARNINGS PER COMMON SHARE AND COMMON

   EQUIVALENT SHARE                                                                  $      .29         $      .24
Average number of common and equivalent shares outstanding                            1,818,655          1,789,367

EARNINGS PER COMMON SHARE - ASSUMING FULL DILUTION                                   $      .29         $      .24
Average number of common and equivalent shares outstanding-
   assuming full dilution                                                             1,818,655          1,789,367


See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
- - -------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                              March 31
                                                                                     1996                   1995
- - -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                      $    522           $   435
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
         Provision for possible credit losses                                              61                23
         Depreciation and amortization                                                    182               162
         Gain on sale of loans                                                             40                50
         Other - net                                                                     (949)               86
     Originations of loans held for sale                                               (7,411)           (1,902)
     Proceeds from sales of loans held for sale                                         5,493             1,678
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                ($ 2,062)          $   532

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest bearing deposits in banks                                 7,113             1,295
     Net (increase) decrease in Federal funds sold                                        750            (1,816)
     Proceeds from sales of securities available for sale                                 500               769
     Purchase of securities available for sale                                           (500)             (156)
     Proceeds from maturities of held to maturity securities                            1,470               100
     Net increase in loans                                                             (2,210)           (1,136)
     Additions to premises and equipment                                                 (245)           (1,030)
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                $  6,878           ($1,974)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                               (9,843)            1,737
     Sale of common stock                                                                   8                59
     Repayment of long-term borrowings                                                    (21)              (30)
     Payment for fractional shares                                                        (10)               (5)
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                ($ 9,866)          $ 1,761

     NET CHANGE IN CASH AND DUE FROM BANKS                                           ($ 5,050)          $   319

CASH AND DUE FROM BANKS:
     Beginning of period                                                               15,024             7,059

     END OF PERIOD                                                                   $  9,974           $ 7,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                                       1,402             1,226
         Taxes                                                                              0                92

See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10- KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results anticipated for the year ended December 31, 1996.

2.       EARNINGS PER COMMON AND EQUIVALENT SHARE

Earnings per common and equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. Fully diluted earnings per share assumes that all dilutive stock options outstanding are issued such their dilutive effect is maximized.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

Overview

The Company's consolidated total assets at March 31, 1996 of $173,286,000 represent a 5.25% decrease over December 31, 1995 assets of $182,897,000. This is the result of a 6.10% decline in deposits totaling $9,843,000 during the first quarter. Due to the nature of the deposits of the Bank, it is typical to experience an increase in deposits at year-end, followed by a like decline during the first quarter. Additionally, management elected to not renew certain maturing large public time deposits that were acquired by the Bank through its acquisition of Northwest Community Bank.

Loan demand in the Company's market area was moderate during the period. Total loans, including loans held for sale, increased 3.18%, or $4,058,000 during the period, over the December 31, 1995 balance of $127,632,000. The ratio of loans to deposits increased from 79.16% at December 31, 1995 to 86.99% by the end of the first quarter as the Bank experienced a growth in loans and a decline in deposits. The balances of cash and due from banks, interest bearing deposits in banks, Federal funds sold and investment securities decreased $14,355,000 from $44,161,000 to fund the loan growth and deposit decline.

The allowance for possible credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and anticipated economic conditions. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Based on this analysis, management considers the allowance for possible credit losses to be adequate.

The allowance for possible credit losses increased $31,000 during the first quarter to $1,407,000 at March 31, 1996 over the December 31, 1995 balance of $1,376,000. This increase consisted of provisions totaling $61,000 which were net of charge offs of $30,000. The allowance for possible credit losses represents a ratio of 1.10% and 1.09% of total loans at March 31, 1996 and December 31, 1995, respectively. Non-accrual loans decreased from $1,427,000 at December 31, 1995 to $1,267,000 at March 31, 1996. These loans represent loans that are well secured, and on which material losses are not presently expected.

Liquidity and Rate Sensitivity

The Company's assets and liabilities are managed to maximize long-term shareholder returns by optimizing net interest income within the constraints of maintaining high credit quality, conservative interest rate risk disciplines and prudent levels of liquidity. The Asset and Liability Committee meets regularly to monitor the composition of the balance sheet, to assess current and projected interest rate trends, and to formulate strategies consistent with established objectives for liquidity, interest rate risk and capital adequacy.

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At March 31, 1996, cash, Federal funds sold and securities available for sale totaled $24,024,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At March 31, 1996, federal funds borrowing lines of credit totaled $2,000,000 and were unused during the first quarter of 1996. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $8,500,000. This credit facility was unused during the quarter ended March 31, 1996.

Management believes the Bank's liquidity position at March 31, 1996, was adequate to meet its short term funding requirements.

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities. The Company's net interest margin is affected by changes in the level of market interest rates. Management's objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.

Management considers any asset or liability which matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. Currently the Banks' interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Capital

Capital serves two basic purposes. First, it provides a reserve for unforeseen operating losses, and second, it provides a foundation for future growth. Consolidated capital of FCFG increased $504,000 during the first quarter, primarily through retained earnings.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 1996, the Company's leverage ratio was 11.43%, compared to 10.98% at year end 1995. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Tier I capital ratio was
13.74 % at March 31, 1996, and total capital was 14.35% at March 31, 1996.

RESULTS OF OPERATIONS

General

Net income is largely dependent upon the difference between the interest received on earning assets and the interest paid on interest bearing liabilities and is defined as net interest income. Net income is also affected by the provision for loan losses, other non-interest income and other non-interest expense.

Net income for the three months ended March 31, 1996 was $522,000, compared to $435,000 for the three months ended March 31, 1995. This 20% increase is due to a $52,000 increase in net interest income, a $148,000 increase in non-interest income and a $66,000 decrease in non-interest expense, which is partially offset by a $141,000 increase in income tax expense and an increased provision for possible credit losses of $38,000.

Net Interest Income

Net interest income for the three months ended March 31, 1996 increased 2.22%, or $52,000 over the comparable period in 1995. The net interest margin decreased 14 basis points from 6.51% to 6.37%.

Interest income for the quarter ended March 31, 1996 increased $200,000 over the first quarter of 1995. Of this increase, approximately $160,000 is attributed to an increase in the average volume of earning assets, and approximately $40,000 is the result of an 11 basis point increase in the aggregate yield on earning assets. Total interest expense for the quarter also increased over the comparable quarter of the prior year by $148,000. Of this increase, approximately $84,000 was due to an increase in the average volume of interest bearing liabilities, and $64,000 was due to a 20 basis point increase in the aggregate cost of funds.

Non-Interest Income

Total non-interest income for the quarter ended March 31, 1996 increased 41.8% or $148,000 from the first quarter of 1995. Of this increase, $96,000 is due to a significant upsurge in the volume of mortgage loan originations which began at the end of 1995. Service charges on deposit accounts also increased by $34,000 over this period as the result of a reconfiguration of the deposit products offered by the Bank, including adjustments of fees, service charges and minimum balances.

Non-interest Expense

Total non-interest expense for the quarter ended March 31, 1996 decreased $66,000, or 3.04% over the first quarter of 1995. Non-interest expense for the three months ended March 31, 1996 and 1995 divided by total assets at the end of the same periods was 1.22% and 1.32%, respectively, which indicates that the Company was able to grow its asset base without increasing additional operating costs.

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

ITEM 5          OTHER INFORMATION

On May 9, 1996, John R. Johnson Sr., the President of First Community Bank, the Company's primary subsidiary, announced his resignation. Ken F. Parsons, the Company's President and CEO, and also the CEO and Chairman of First Community Bank, has been named President of the Bank.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits                                            None
         (b)  Reports on Form 8-K                                 None

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                (Registrant)

Date: May 10, 1996                  By:  /s/ Ken F. Parsons
                                        --------------------------
                                         Ken F. Parsons
                                         President, Chief Executive Officer

                                    By:  /s/ James F. Arneson
                                        --------------------------
                                         James F. Arneson
                                         Executive Vice President,
                                         Chief Financial Officer
                                         (Principal Accounting Officer)