Form 10QSB
period 1996-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1996-08-14
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes X No
                                       ---  ---
   Number of shares of common stock outstanding as of June 30, 1996: 1,694,008
                                                                     ---------
      Transitional Small Business Disclosure Format (Check one) Yes   No X
                                                                   ---  ---

                     FIRST COMMUNITY FINANCIAL GROUP, INC.

                                Table of Contents

PART I - FINANCIAL INFORMATION                                              Page
Item 1       Financial Statements
             Condensed Consolidated Balance Sheets.........................  3
             Condensed Consolidated Statements of Income...................  4
             Condensed Consolidated Statements of Cash Flows...............  5
             Notes to Condensed Consolidated Financial Statements..........  6

Item 2       Management's Discussion of Financial Condition and
             Analysis or Plan of Operations................................  7

PART II - OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K.............................  10

SIGNATURES   .............................................................  11

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)
- ------------------------------------------------------------------------------------
                                                                June 30     Dec. 31
                                                                  1996        1995
- ------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $  7,318     $ 15,024
Interest bearing deposits in banks                                4,113       11,982
Federal funds sold                                                2,000        2,750
Securities available for sale                                     6,253        7,143
Securities held to maturity                                       5,355        7,262
Loans held for sale                                               1,519        1,478

Loans                                                           129,179      126,154
Less allowance for possible credit losses                         1,382        1,376
     NET LOANS                                                  127,797      124,778

Premises and equipment                                            7,812        7,840
Other assets                                                      5,306        4,640

     TOTAL ASSETS                                              $167,473     $182,897


LIABILITIES
Deposits:
     Non-interest bearing                                      $ 24,224     $ 34,440
     Interest bearing                                           121,145      126,796
TOTAL DEPOSITS                                                  145,369      161,236

Long term debt                                                    1,389        1,237
Other liabilities                                                   803        1,184
TOTAL LIABILITIES                                               147,561      163,657

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                          4,235        4,232
     10,000,000 shares authorized, 1,694,008 shares issued
     in 1996, and 1,692,698 shares issued in 1995
Surplus                                                          13,719       13,714
Retained earnings                                                 2,323        1,336
Unrealized loss on securities available for sale                    (70)         (42)
Guaranteed KSOP Obligation                                         (295)           0
     TOTAL STOCKHOLDERS' EQUITY                                  19,912       19,240

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $167,473     $182,897

See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------
                                                 Three months ended            Six months ended
                                                       June 30                     June 30
                                                 1996          1995           1996         1995
- --------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                   $3,552       $3,336          $7,035         $6,517
   Federal funds sold                              145          101             167            221
   Investments                                     111          286             377            556
   TOTAL INTEREST INCOME                         3,808        3,723           7,579          7,294

INTEREST EXPENSE
   Deposits                                      1,355        1,279           2,706          2,467
   Other                                            34           23              60             64
   TOTAL INTEREST EXPENSE                        1,389        1,302           2,766          2,531

   NET INTEREST INCOME                           2,419        2,421           4,813          4,763

PROVISION FOR POSSIBLE CREDIT LOSSES                75           48             136             71

   NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE CREDIT LOSSES                 2,344        2,373           4,677          4,692

NON-INTEREST INCOME
   Service charges on deposit accounts             275          248             546            485
   Origination fees on mortgage loans sold         132           64             278            114
   Other income                                    164           72             249            139
TOTAL NON-INTEREST INCOME                          571          384           1,073            738

NON-INTEREST EXPENSE
   Salaries and employee benefits                1,238        1,319           2,335          2,515
   Occupancy and equipment                         371          315             722            631
   Other expense                                   669          654           1,329          1,316
TOTAL NON-INTEREST EXPENSE                       2,278        2,288           4,386          4,462

OPERATING INCOME BEFORE INCOME TAXES               637          469           1,364            968

Income Taxes                                       161          240             366            304

   NET INCOME                                   $  476       $  229          $  998         $  664

EARNINGS PER COMMON SHARE AND COMMON
   EQUIVALENT SHARE                             $  .26       $  .13          $  .54         $  .37

Average number of common
   and equivalent shares outstanding         1,836,244    1,789,120       1,833,003      1,785,446

EARNINGS PER COMMON SHARE
   ASSUMING FULL DILUTION                       $  .26       $  .13          $  .54         $  .37

Average number of common and
   equivalent shares outstanding-
   assuming full dilution                    1,836,244    1,797,120       1,843,395      1,792,582

See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
- ----------------------------------------------------------------------------------------------------
                                                                                 Six months ended
                                                                                     June 30
                                                                               1996            1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                             $    998         $   664
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
         Provision for possible credit losses                                    136              71
         Depreciation and amortization                                           382             357
         Gain on sale of loans                                                    40               0
         Other - net                                                          (1,144)           (564)
     Originations of loans held for sale                                     (13,176)         (6,811)
     Proceeds from sales of loans held for sale                               13,135           6,628
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            371             345

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest bearing deposits in banks                        7,869           2,516
     Net (increase) decrease in Federal funds sold                               750          (7,713)
     Proceeds from sales of securities available for sale                      1,645             521
     Purchase of securities available for sale                                  (681)             (0)
     Proceeds from maturities of held to maturity securities                   1,920           1,632
     Purchase of investment securities                                           (18)         (1,291)
     Net increase in loans                                                    (3,195)         (1,621)
     Additions to premises and equipment                                        (354)         (2,197)
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          7,936          (8,153)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                     (15,867)          9,015
     Net (decrease) in short-term borrowings                                       0            (500)
     Sale of common stock                                                          8             243
     Long term borrowing                                                           0             200
     Repayment of long-term borrowings                                          (143)            (42)
     Payment for fractional shares                                               (11)             (5)
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (16,013)          8,911

     NET CHANGE IN CASH AND DUE FROM BANKS                                    (7,706)          1,103

CASH AND DUE FROM BANKS:
     Beginning of period                                                      15,024           7,059

     END OF PERIOD                                                          $  7,318         $ 8,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                           $  2,846         $ 2,571
         Taxes                                                                   415             360

Supplimental Disclosures of Non-Cash Investing Activities:
     Other real estate acquired in settlement of loans                         1,020             106
     Increase (decrease) in depreciation of available for sale securities        (28)            (70)
     Increase (decrease) in guarantee of KSOP obligation                         295               0

     See notes to consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10- KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results anticipated for the year ended December 31, 1996.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

Overview

The Company's consolidated total assets at June 30, 1996 of $167,473,000 represent a 8.43% decrease over December 31, 1995 assets of $182,897,000. This is the result of a 9.84% decline in deposits totaling $15,867,000 during the first two quarters. Due to the nature of the deposits of the Bank, it is typical to experience an increase in deposits at year-end, followed by a like decline during the first quarter. Additionally, management elected to not renew certain maturing large public time deposits that were acquired by the Bank through its acquisition of Northwest Community Bank.

Loan demand in the Company's market area was moderate during the period. Total loans, including loans held for sale, increased 2.40%, or $3,066,000 during the period, over the December 31, 1995 balance of $127,632,000. The ratio of loans to deposits increased from 79.16% at December 31, 1995 to 89.91% by the end of the second quarter as the Bank experienced a growth in loans and a decline in deposits. The balances of cash and due from banks, interest bearing deposits in banks, Federal funds sold and investment securities decreased $19,122,000 from $44,161,000 to fund the loan growth and deposit decline.

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

The allowance for possible credit losses increased $6,000 during the first quarter to $1,382,000 at June 30, 1996 over the December 31, 1995 balance of $1,376,000. This increase consisted of provisions totaling $136,000 which were net of charge offs of $130,000. The allowance for possible credit losses represents a ratio of 1.06% and 1.09% of total loans at June 30, 1996 and December 31, 1995, respectively. Non- accrual loans decreased from $1,427,000 at December 31, 1995 to $512,000 at June 30, 1996. These loans represent loans that are well secured, and on which material losses are not presently expected.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 1996, cash, Federal funds sold and securities available for sale totaled $19,684,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At June 30, 1996, federal funds borrowing lines of credit totaled $2,000,000 and were unused during the first quarter of 1996. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $9,300,000. This credit facility was unused during the quarters ended March 31 and June 30, 1996.

Management believes the Bank's liquidity position at June 30, 1996, was adequate to meet its short term funding requirements.

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

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 1996, the Company's leverage ratio was 12.11%, compared to 10.54% at year-end 1995. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Tier I capital ratio was 14.68% at June 30, 1996, and total capital was 15.68% at June 30, 1996.

RESULTS OF OPERATIONS

General

Net income is largely dependent upon the difference between the interest received on earning assets and the interest paid on interest bearing liabilities and is defined as net interest income. Net income is also affected by the provision for loan losses, other non-interest income and other non-interest expense.

Net income for the three months ended June 30, 1996 was $476,000, compared to $229,000 for the three months ended June 30, 1995. This 108% increase is due to a $187,000 increase in non-interest income, a $10,000 decrease in non-interest expense and a $79,000 decrease in income tax expense. This was partially offset by a $27,000 increase in the provision for possible credit losses and a $2,000 decline in net interest income.

Net Income for the six months ended June 30, 1996 increased 50.3% to $998,000 over June 30, 1995. This was the result of a $50,000 increase in net interest income, a $335,000 increase in the level of non-interest income, and a $76,000 decrease in non-interest expense. These were only partially offset by an increase in the provision for possible credit losses of $65,000 and an increase in income tax expense of $62,000.

Net Interest Income

Net interest income for the six months ended June 30, 1996 increased 1.05%, or $50,000 over the comparable period in 1995. The net interest margin remained stable, increasing 2 basis points from 6.39% to 6.41%.

Interest income for the six months ended June 30, 1996 increased $285,000 over the six months ended June 30, 1995. Of this increase, approximately $100,000 is attributed to an increase in the average volume of earning assets, and approximately $185,000 is the result of a 20 basis point increase in the aggregate yield on earning assets. Total interest expense for the six months ended June 30, 1996 also increased over the comparable period of the prior year by $235,000. Of this increase, approximately $170,000 was due to an increase in the average volume of interest bearing liabilities, and $65,000 was due to a 7 basis point increase in the aggregate cost of funds.

Non-Interest Income

Total non-interest income for the quarter ended June 30, 1996 increased 48.7% or $187,000 from the comparable quarter of 1995. Of this increase, $64,000 is due to an increase the volume of mortgage loan originations due to a more favorable mortgage rate environment in 1996 than in 1995. Service charges on deposit accounts also increased by $27,000 over this period as the result of a reconfiguration of the deposit products offered by the Bank, including adjustments of fees, service charges and minimum balances. Other non-interest income also increased by $92,000.

For the six months ended June 30, 1996, non-interest income increased $335,000 over the six months ended June 30, 1995. Of this increase, $61,000 is attributable to an increase in service charge income, $164,000 is due to increased mortgage loan originations, and $110,000 is the result of an increase in other non-interest income.

Non-interest Expense

Total non-interest expense for the quarter ended June 30, 1996 decreased $10,000, or .44% over the second quarter of 1995. Of this net decrease in the level of non-interest expense, $81,000 represents a decrease in the level of salaries and employee benefits, as staffing efficiencies are realized from the acquisition of Northwest Community Bank in the fourth quarter of 1995. Occupancy and equipment increased $56,000 as the result of two new branches that were opened after the second quarter of 1995, and other expense increased $15,000.

Non-interest expense for the six months ended June 30, 1996 decreased $76,000 or 1.7% over the six months ended June 30, 1995. Salaries and benefits were down $180,000 or 7.16% from the comparable period of 1995 due to staffing efficiencies are realized from the acquisition of Northwest Community Bank in the fourth quarter of 1995. Occupancy and equipment increased $91,000 as the result of two new branches that were opened after the second quarter of 1995, and other expense increased $13,000.

                      FIRST COMMUNITY FINANCIAL GROUP, INC.



PART II - OTHER INFORMATION

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

                                 FIRST COMMUNITY FINANCIAL GROUP, INC.
                                    (Registrant)


Date: August 13, 1996            By: /s/ Ken F. Parsons
                                     ------------------------
                                     Ken F. Parsons
                                     President, Chief Executive Officer


                                 By: /s/ James F. Arneson
                                     ------------------------
                                     James F. Arneson
                                     Executive Vice President,
                                     Chief Financial Officer
                                     (Principal Accounting Officer)