Form 10QSB
period 1996-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1996-10-31
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



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


                 Number of shares of common stock outstanding as of September 30, 1996: 1,696,507

       Transitional Small Business Disclosure Format (Check one) Yes    No X
                                                                    ---   ---

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                                                 Page
Item 1            Financial Statements
                  Condensed Consolidated Balance Sheets.......................................................   3
                  Condensed Consolidated Statements of Income.................................................   4
                  Condensed Consolidated Statements of Stockholders' Equity...................................   5
                  Condensed Consolidated Statements of Cash Flows.............................................   6
                  Notes to Condensed Consolidated Financial Statements........................................   7

Item 2            Management's Discussion of Financial Condition and
                  Analysis or Plan of Operations..............................................................   8


PART II - OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K...........................................................   11


SIGNATURES        ...........................................................................................   12

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


(Dollars in thousands)
-----------------------------------------------------------------------------------------------------
                                                                   September 30       December 31
                                                                       1996              1995
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                               $  9,777         $ 15,024
Interest bearing deposits in banks                                       6,836           11,982
Federal funds sold                                                       4,617            2,750
Securities available for sale                                            6,821            7,143
Securities held to maturity                                              4,563            7,262
Loans held for sale                                                        852            1,478

Loans                                                                  131,181          126,154
Less allowance for possible credit losses                                1,402            1,376
     NET LOANS                                                         129,779          124,778

Premises and equipment                                                   7,696            7,840
Other assets                                                             5,690            4,640

     TOTAL ASSETS                                                     $176,631         $182,897


LIABILITIES
Deposits:
     Non-interest bearing                                             $ 25,567         $ 34,440
     Interest bearing                                                  128,540          126,796
TOTAL DEPOSITS                                                         154,107          161,236


Long term debt                                                           1,337            1,237
Other liabilities                                                          773            1,184
TOTAL LIABILITIES                                                      156,217          163,657

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                 4,241            4,031
     10,000,000 shares authorized, 1,696,507 shares issued
      in 1996, and 1,612,472 shares issued in 1995
Surplus                                                                 13,719           12,311
Retained earnings                                                        2,783            2,940
Unrealized loss on securities available for sale                           (64)             (42)
Guaranteed KSOP Obligation                                                (265)             - -
     TOTAL STOCKHOLDERS' EQUITY                                         20,414           19,240

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $176,631         $182,897


See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended               Nine months ended
                                                                             September 30                    September 30
                                                                        1996            1995             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                     $    3,525       $    3,400       $   10,560       $    9,917
   Federal funds sold and deposits in banks                              170              317              337              686
   Investments                                                           173              234              550              642
   TOTAL INTEREST INCOME                                               3,868            3,951           11,447           11,245

INTEREST EXPENSE
   Deposits                                                            1,418            1,492            4,124            3,959
   Other                                                                  25               29               85               93
   TOTAL INTEREST EXPENSE                                              1,443            1,521            4,209            4,052

   NET INTEREST INCOME                                                 2,425            2,430            7,238            7,193

PROVISION FOR POSSIBLE CREDIT LOSSES                                      85               41              221              112

   NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE CREDIT LOSSES                                       2,340            2,389            7,017            7,081

NON-INTEREST INCOME
   Service charges on deposit accounts                                   277              261              823              746
   Origination fees on mortgage loans sold                                73               77              351              191
   Other income                                                           47              116              296              255
TOTAL NON-INTEREST INCOME                                                397              454            1,470            1,192

NON-INTEREST EXPENSE
   Salaries and employee benefits                                      1,129            1,372            3,464            3,887
   Occupancy and equipment                                               323              314            1,045              945
   Other expense                                                         666              603            1,995            1,919
TOTAL NON-INTEREST EXPENSE                                             2,118            2,289            6,504            6,751

OPERATING INCOME BEFORE INCOME TAXES                                     619              554            1,983            1,522

Income Taxes                                                             169              179              535              483

   NET INCOME                                                     $      450       $      375       $    1,448       $    1,039

EARNINGS PER COMMON SHARE AND COMMON
   EQUIVALENT SHARE                                               $      .24       $      .21       $      .80       $      .58

Average number of common
   and equivalent shares outstanding                               1,837,230        1,815,758        1,817,491        1,814,597

EARNINGS PER COMMON SHARE
   ASSUMING FULL DILUTION                                         $      .24       $      .21       $      .79       $      .57

Average number of common and equivalent
   shares outstanding-assuming full dilution                       1,837,757        1,821,637        1,836,904        1,816,270


See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)


                                                                                      Net Unrealized
                                                                                      Depreciation on   Guaranteed
                                           Common                       Retained       Available-for-     KSOP
                                           Stock         Surplus        Earnings      Sale Securities   Obligation       Total
BALANCE, DECEMBER 31, 1994               $  3,823       $ 10,170       $  4,093        ($100)               --          $ 17,986

Net income                                   --             --              920           --                --               920

Common stock issued                             5             15           --             --                --                20

Stock options exercised                        80            181           --             --                --               261

5% stock dividend                             123            763           (891)          --                --                (5)

Transfer from retained earnings              --            1,182         (1,182)          --                --                --

Change in unrealized
   depreciation on available-
   for-sale securities, net of tax           --             --             --             58                --                58

BALANCE, DECEMBER 31, 1995               $  4,031       $ 12,311       $  2,940        ($ 42)               --          $ 19,240

Net income                                   --             --            1,448           --                --             1,448

Stock options exercised                         9             15           --             --                --                24

5% stock dividend                             201          1,393         (1,605)          --                --               (11)

Guarantee of KSOP obligation                 --             --             --             --              (265)             (265)

Change in unrealized
   depreciation on available-
   for-sale securities, net of tax           --             --             --            (22)               --               (22)

BALANCE, SEPTEMBER 30, 1996              $  4,241       $ 13,719       $  2,783        ($ 64)            ($265)         $ 20,414


See notes to condensed consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)


(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                    Nine months ended
                                                                                       September 30
                                                                                  1996             1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                 $  1,448        $  1,039
     Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
         Provision for possible credit losses                                        221             112
         Depreciation and amortization                                               584             409
         Gain on sale of loans                                                      --                50
         Other-net                                                                (1,524)            470
     Originations of loans held for sale                                         (16,478)         (7,256)
     Proceeds from sales of loans held for sale                                   17,104           6,451
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              1,355           1,275

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest bearing deposits in banks                            5,146          (9,635)
     Net (increase) decrease in Federal funds sold                                (1,867)          1,725
     Proceeds from sales of available-for-sale securities                          1,765             800
     Purchase of available-for-sale securities                                    (1,317)           (500)
     Proceeds from maturities of held-to-maturity securities                       2,670           1,200
     Purchase of held-to-maturity securities                                         (18)         (2,517)
     Net increase in loans                                                        (5,262)         (5,914)
     Additions to premises and equipment                                            (440)         (2,765)
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                677         (17,606)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                          (7,129)         16,997
     Net (increase) decrease in short-term borrowings                               --              (500)
     Sale of common stock                                                             24             203
     Long term borrowing                                                            --               200
     Repayment of long-term borrowings                                              (165)            (62)
     Payment for fractional shares                                                    (9)             (5)
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             (7,279)         16,833

     NET CHANGE IN CASH AND DUE FROM BANKS                                        (5,247)            502

CASH AND DUE FROM BANKS:
     Beginning of period                                                          15,024           7,059

     END OF PERIOD                                                              $  9,777        $  7,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                               $  4,328        $  4,042
         Taxes                                                                       665             474

SUPPLIMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
     Other real estate acquired in settlement of loans                             1,625             919
     Increase (decrease) in depreciation of available for sale securities            (18)           (111)
     Increase (decrease) in guarantee of KSOP obligation                             265            --


See notes to consolidated financial statements

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results anticipated for the year ended December 31, 1996.


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

Overview

The Company's consolidated total assets at September 30, 1996 of $176,631,000 represent a 3.4% decrease over December 31, 1995 assets of $182,897,000. This is the result of a 4.4% decline in deposits totaling $7,129,000 during the year. During the first two quarters of 1996, deposits declined as a result of two factors. The Bank typically experiences a deposit increase at year-end which runs off during January and February. Additionally, much of the deposit base gained in the acquisition of Northwest Community Bank in November 1995 consisted of high cost time deposits from customers who had no other relationship with the bank. Management has elected to not renew certain of these high rate time deposits. This caused deposits to decline to a low of $145 million at June 30, 1996. By September 30, 1996, deposits have risen to $154 million, regaining approximately $9 million since June.

Loan demand in the Company's market area was moderate during the period. Total loans, including loans held for sale, increased 3.5%, or $4,401,000 during the period, over the December 31, 1995 balance of $127,632,000. The ratio of loans to deposits increased from 79.16% at December 31, 1995 to 85.68% by the end of the second quarter as the Bank experienced a growth in loans and a decline in deposits. The balances of cash and due from banks, interest bearing deposits in banks, Federal funds sold and investment securities decreased $11,547,000 from $44,161,000 to fund the loan growth and deposit decline.

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

The allowance for possible credit losses increased $26,000 during the first three quarters to $1,402,000 at September 30, 1996 over the December 31, 1995 balance of $1,376,000. This increase consisted of provisions totaling $221,000, which were net of charge offs of $195,000. The allowance for possible credit losses represents a ratio of 1.06% and 1.08% of total loans at September 30, 1996 and December 31, 1995, respectively. Non-accrual loans decreased from $1,427,000 at December 31, 1995 to $387,000 at September 30, 1996. These loans represent loans that are well secured, and on which material losses are not presently expected.


Liquidity and Rate Sensitivity

The Company's assets and liabilities are managed to maximize long-term shareholder returns by optimizing net interest income within the constraints of maintaining high credit quality, conservative interest rate risk disciplines and prudent levels of liquidity. The Asset/Liability Committee meets regularly to monitor the composition of the balance sheet, to assess current and projected interest rate trends, and to formulate strategies consistent with established objectives for liquidity, interest rate risk and capital adequacy.

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 1996, cash, Federal funds sold and securities available for sale totaled $28,051,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At September 30, 1996, federal funds borrowing lines of credit totaled $2,000,000 and were unused during the first quarter of 1996. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $9,300,000. This credit facility has remained unused during 1996.

Management believes the Bank's liquidity position at September 30, 1996, was adequate to meet its short term funding requirements.

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


Capital

Capital serves two basic purposes. First, it provides a reserve for unforeseen operating losses, and second, it provides a foundation for future growth. Consolidated capital of FCFG increased $1,174,000 during the first three quarters of 1996, primarily through retained earnings.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 1996, the Company's leverage ratio was 11.57%, compared to 10.54% at year-end 1995. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At September 30, 1996, the Tier I capital ratio was 14.70%, and total capital was 15.32%.



RESULTS OF OPERATIONS

General

Net income is largely dependent upon the difference between the interest received on earning assets and the interest paid on interest bearing liabilities and is defined as net interest income. Net income is also affected by the provision for loan losses, other non-interest income and other non-interest expense.

Net income for the three months ended September 30, 1996 was $450,000, compared to $375,000 for the three months ended September 30, 1995. This 20% increase is due to a $171,000 reduction in non-interest expense, and a $10,000 decrease in income tax expense. This was partially offset by a $5,000 decrease in net interest income, an increase in the provision for possible credit losses of $44,000 and a $57,000 decline in non-interest income.

Net Income for the nine months ended September 30, 1996 increased 39% to $1,448,000 over the September 30, 1995 earnings of $1,039,000. This was the result of a $45,000 increase in net interest income, a $278,000 increase in the level of non-interest income, and a $247,000 decrease in non-interest expense. These were only partially offset by an increase in the provision for possible credit losses of $109,000 and an increase in income tax expense of $52,000.

Net Interest Income

Net interest income for the nine months ended September 30, 1996 increased $45,000 over the comparable period in 1995. The net interest margin decreased slightly, moving 5 basis points from 6.37% to 6.32%.

Interest income for the nine months ended September 30, 1996 increased $202,000 over the nine months ended September 30, 1995. Of this increase, approximately $156,000 is attributed to an increase in the average volume of earning assets, and approximately $46,000 is the result of a 4 basis point increase in the aggregate yield on earning assets.

Total interest expense for the nine months ended September 30, 1996 increased over the comparable period of the prior year by $157,000. Of this increase, approximately $86,000 was due to an increase in the average volume of interest bearing liabilities, and $71,000 was due to a 7 basis point increase in the aggregate cost of funds. Time deposits as a percent of total deposits increased from 47% at September 30, 1995 to 52% at September 30, 1996.


Non-Interest Income

Total non-interest income for the quarter ended September 30, 1996 decreased 12.6% or $57,000 from the comparable quarter of 1995. Of this amount, $69,000 is due to a decrease in other income, which is partially offset by a $16,000 increase on service charges on deposit accounts.

For the nine months ended September 30, 1996, non-interest income increased $278,000 over the nine months ended September 30, 1995. Of this increase, $77,000 is attributable to an increase in service charge income, $160,000 is due to increased mortgage loan originations, and $41,000 is the result of an increase in other non-interest income.

Non-interest Expense

Total non-interest expense for the quarter ended September 30, 1996 decreased $171,000, or 7.5% over the third quarter of 1995. Of this net decrease in the level of non-interest expense, $243,000 represents a decrease in the level of salaries and employee benefits, as staffing efficiencies are realized from the acquisition of Northwest Community Bank which occured in the fourth quarter of 1995. Occupancy and equipment increased $9,000 as the result of two new branches that were opened after the second quarter of 1995, and other expense increased $63,000.

Non-interest expense for the nine months ended September 30, 1996 decreased $247,000 or 3.7% over the nine months ended September 30, 1995. Salaries and benefits were down $423,000 or 10.9% from the comparable period of 1995 due to staffing efficiencies are realized from the acquisition of Northwest Community Bank in the fourth quarter of 1995. Occupancy and equipment increased $100,000 as the result of two new branches that were opened after the second quarter of 1995, and other expense increased $76,000.

                      FIRST COMMUNITY FINANCIAL GROUP, INC.


PART II - OTHER INFORMATION



ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               (3) a. Restated articles of incorporation
              (10) a. Employment agreement of Ken F. Parsons
              (10) j. Employee stock option and restricted stock award plan award to Ken Parsons
               (10)k. Employee stock option and restricted stock award plan award to Ken Parsons




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

                                           FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                      (Registrant)


Date: October 31, 1996                     By:  /s/ Ken F. Parsons
                                              ---------------------------------
                                              Ken F. Parsons
                                              President, Chief Executive Officer


                                           By: /s/ James F. Arneson
                                              ---------------------------------
                                              James F. Arneson
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Accounting Officer)