Form 10KSB40
period 1996-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1997-03-31
CIK 892449

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM  10-KSB


         (mark one)
                 /X/ Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934 (fee required)
                     For the Fiscal Year ended December 31, 1996

                                          OR

                   / . Transition Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                                   (no fee required)
               For the Transition period from            to
                                              -----------   ----------
                      Commission File Number  0 - 24024
                                             ------------

                        First Community Financial Group, Inc.
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Washington                                  91-1277503
      --------------------------                   ---------------------
     (State or other jurisdiction         (IRS Employer Identification Number)
   of incorporation or organization)

                721 College St. S.E., P.O. Box 3800, Lacey, WA  98503
             -----------------------------------------------------------
                       (Address of principal executive offices)

Registrant's telephone number:    (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock,  $2.50 par value
                             ------------------------------
                                   (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB /X/

State the issuer's revenues for its most recent fiscal year:   $17,102,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at December 31, 1996 - $25,040,000
               ----------------------------------

Number of shares of common stock outstanding as of December 31, 1996:
1,698,505
---------

It is the policy of First Community Financial Group, Inc. to provide shareholders with an annual report containing audited financial statements.

                                        PART I

ITEM 1 - DESCRIPTION OF BUSINESS

First Community Financial Group, Inc. ("FCFG" or "the Company") was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company. The company's name was changed to First Community Financial Group in July, 1992. In 1984, pursuant to a plan of reorganization, FCFG acquired all of the stock of First Community Bank of Washington ("FCB"), a state banking corporation chartered under the laws of the State of Washington in 1979.

On March 1, 1993, the Company acquired Citizens First Bank ("CFB"), a state banking corporation chartered under the laws of the State of Washington in 1978. On December 8, 1995 CFB's banking charter was merged into First Community Bank. The accompanying financial information was prepared following the pooling-of-interests method of accounting and reflects the combined financial position and operating results of FCFG and CFB for all periods presented.

During 1993, FCFG started Information Management Systems, Inc. ("IMS"), a wholly owned non-bank corporation formed to provide data processing services to the Company and its subsidiaries.

On November 29, 1995, the Company acquired Northwest Community Bank ("NCB"), a state banking corporation chartered under the laws of the State of Washington in 1991 and merged it into FCB. The transaction provided an exchange ratio of 5.2416 shares of FCFG's stock for each share of NCB stock. The accompanying financial information has been prepared following the pooling-of-interests method of accounting and reflects the combined financial position and operating results of FCFG and NCB for all periods presented.

During 1996, Premises, Inc., a non-bank corporation formed for the purpose of acquiring and holding properties used by FCFG's banking subsidiaries, was merged into FCB, constructively eliminating the former corporation. FCFG was owner of all outstanding shares of Premises, Inc.

On September 11, 1996, the Company entered into an agreement to acquire Prairie Security Bank, a three branch bank headquartered in Yelm, Washington with total assets of approximately $45 million. This in-market merger allowed the Company to consolidate two branches in Yelm, as well as two in Olympia, Washington in addition to the usual economies associated with such a transaction. The acquisition, accounted for as a purchase, was completed on February 6, 1997. Consequently, the accompanying financial information does not include Prairie Security Bank's financial position or results of operations.

During February 1997, under a Stock Purchase Agreement between the Company and certain former directors and stockholders, the Company repurchased 122,570 shares of its stock for $2,513,000.

On March 3, 1997 the Bank was notified that it was a successful bidder in the sale of five Wells Fargo bank branches. This acquisition, which is expected to close early in the third quarter of the year is for approximately $45 million in deposits and includes branch facilities in Hoquiam, Montesano, Shelton, Toledo and Winlock, Washington. The Bank has agreed to resell the branch facility and accompanying deposits in Shelton to another financial institution.

The principal offices of FCFG, FCB, and IMS are located in Lacey, Washington. FCB is referred to as "The Bank".

The primary functions of FCFG are strategic planning for FCFG and its subsidiaries, capital planning and financing, overall financial management, marketing support for subsidiaries, management of all facility related matters, and implementation and coordination of employee benefits. FCFG also provides analysis of business opportunities including additional bank services, financial analysis and trends, analysis of potential acquisitions, and general delivery systems support such as data processing, telecommunications, etc. to its subsidiaries.

The Bank engages in general banking business through ten branches and a mortgage production office in Thurston, Grays Harbor, Lewis and Pierce Counties. The Bank's banking business includes the acceptance of demand, time and savings deposits and the making of loans. The Bank provides a full range of consumer banking services including: savings accounts, checking accounts, installment and commercial lending, safety deposit facilities, time deposits, Visa and MasterCard and other consumer and business related financial services including the sale of non-deposit investment products.

FCB presently maintains branches in Lacey, Olympia, Tumwater, Yelm, Tacoma, Fircrest, Centralia, Elma and Hoquiam, Washington. FCB has been continuously located in its Lacey branch since inception. The Olympia branch
was opened in 1981.   In 1990 FCB opened new branches in Tumwater and Yelm.
In 1987, FCB opened a mortgage banking office offering a broad range of home and construction financing. During 1994 a new branch located in downtown Olympia was opened. In 1995 FCB acquired branches in Fircrest and Tacoma
through the acquisition of NCB.   FCB also has branches in Elma and Hoquiam,
which were acquired through its merger with Citizens First Bank.

Competition

The financial services industry is highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loans, finance companies, credit unions, brokerage houses and other financial institutions operating in the service area. Many of these financial institutions have merged or are in process of merging and many are larger in size than the Bank.

Employees

FCFG and its subsidiaries employ a total of 126 employees, comprised of 107 full time and 19 part time employees at December 31, 1996. Such employees are not represented by a union organization or other collective bargaining group, and management considers their relations with their employees to be very good.

                           BANK SUPERVISION AND REGULATION

The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and therefore, are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the operation of the banking industry, many are not referenced below.

                                    The Company

General

As a bank holding company, FCFG is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places FCFG under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking has been phased in and may expand opportunities for bank holding companies (for additional information see below under the heading "The Bank - Recent Federal Legislation - Interstate Banking and Branching"). However, the impact of this legislation on FCFG is unclear at this time.

Holding Company Structure

FRB Regulation. FCFG must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the bank's voting shares; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited the acquisition by FCFG of any such interest in any bank or bank holding company located in a state other than Washington unless the laws of that state expressly authorized such acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank without regard to whether such transaction is prohibited by the laws of any state.

FCFG files annual and quarterly reports and any other reports the FRB may require from time to time. In addition, the FRB periodically examines FCFG and its subsidiary Bank.

Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the FRB finds the company's business activities to be incidental to the business of banking or managing or controlling banks. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after the activity has begun. On February 28, 1997, the FRB issued a final rule incorporating the changes enacted by the Economic Growth Act. Effective April 21, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

Acceptable nonbanking activities include: (1) operating an industrial loan company, mortgage company, finance company, trust company, or credit card company; (2) performing certain data processing operations; and (3) providing investment and financial advice. In contrast, prohibited nonbanking activities include real estate brokerage and syndication, land development, property management, and the underwriting of life insurance not related to credit transactions. From time to time, the FRB may add to or delete from the list of activities permissible for bank holding companies.

Transactions With Affiliates. FCFG and the Bank are considered affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Section 23A of the Federal Reserve Act limits certain covered transactions. These covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate or acceptance of such securities as collateral, and the purchase by a bank subsidiary of an affiliate's assets. Section 23B of the Federal Reserve Act, among other things, restricts an institution from engaging in specified transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable, to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Tie-In Arrangements. FCFG and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither FCFG nor the Bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or
(2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 21, 1997, the FRB has adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient a lower-cost service to customers.
 However, the impact of the amendments on FCFG and its subsidiaries is unclear at this time.

State Law Restrictions. As a corporation chartered under the laws of the State of Washington, FCFG is also be subject to certain limitations and restrictions under applicable Washington corporate laws.

Securities Registration and Reporting. The common stock of FCFG is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. Thus, FCFG is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by FCFG under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by FCFG are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws, unless exemptions are available.

Control Transactions

The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with at least 60 days' advance written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to an additional 30 days. An acquisition may be completed before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction.

In addition, any "company" must obtain the FRB's approval under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of FCFG, or otherwise obtaining control over FCFG.

                                The Bank

General

Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations and taxation of financial institutions are frequently made in Congress, in the Washington State Legislature, and before various bank regulatory agencies. In addition, Congress continues to consider proposals to restructure the banking system.

Some of the significant areas of bank regulation are discussed below.

Regulation of State Banks

As a Washington state bank, the Bank is subject to primary regulation and examination by the Washington Director of Financial Institutions ("Director") and by the FDIC. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits (see below), interest rates, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The FDIC also may prohibit banks under its supervision from operating their business in what it considers to be an unsafe and unsound practice. Washington law allows state banks to invest, up to a specified amount of assets or net worth (as defined), in the equity securities of any business entity except an insurance or travel agency. This and certain other powers of state banks have been limited by federal legislation (for additional information see below, "Recent Federal Legislation -Interstate Banking and Branching").

Loans to One Borrower. Washington law limits the amount of funds that a bank may lend to a single borrower to 20% of capital and surplus. For this purpose, capital includes (1) the amount of common stock outstanding and unimpaired, (2) the amount of preferred stock outstanding and unimpaired, and
(3) capital notes or debentures issued pursuant to RCW 30.36. Surplus includes capital surplus, reflecting the amounts paid in excess of the par or stated value of capital stock, or amounts contributed to the bank other than for capital stock, and undivided profits. As of the end of FCFG's fiscal year for 1996, the Bank's lending limit was approximately $3,500,000.

Regulation of Management

Federal law establishes the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, limits loans by a bank to its executive officers, directors, or principal shareholders, and prohibits management personnel of a bank from serving in managerial positions for another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Control of Financial Institutions

No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days' advance written notice and within that time the agency has not disapproved the acquisition. State banking laws further require that 30 days prior to the acquisition of control, as defined, the acquiring party must file with the Director an application containing certain specified information. Acquisitions of control in violation of the statute are deemed void, and substantial monetary penalties may be imposed.

Recent Federal Legislation

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally will, over the next few months, permit nationwide interstate banking and branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks, effective as of September 29, 1995. Additionally, beginning June 1, 1997, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also "opt-in" early to these bank merger provisions by enacting non-discriminatory "opting-in" legislation to permit interstate mergers within their own borders before June 1, 1997. States may still impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

In 1996, Washington enacted "opting in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5% of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington's interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

Under its new interstate banking statute, the State of Washington permits out-of-state banks meeting the above requirements to maintain and operate the Washington branches of a Washington bank with which the out-of-state bank engaged in an interstate combination. The out-of state bank may also operate additional branches in Washington to the same extent as any Washington bank may under applicable federal and state law. Unless prohibited by the laws of the out-of-state bank's home state, the out-of-state bank may exercise any powers that are authorized under Washington law for Washington banks. If additional powers are authorized under the laws of its home state, the out-of-state bank may seek written authorization from the Director to exercise such powers, if the exercise of the additional powers (1) will not threaten the safety and soundness of banks in Washington, and (2) will serve the convenience and needs of Washington consumers.

Washington laws applicable to Washington state banks regarding community reinvestment, consumer protection, fair lending, and the establishment of intrastate branches apply to any Washington branch of an out-of-state bank to the same extent as such laws apply to a Washington state bank.

Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness. As such, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader range of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based deposit insurance premiums; and (5) the FDIC has issued regulations requiring state-chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. (See "FDIC Insurance" below).

The full effect FDICIA will have on financial institutions is not known at this time and cannot be predicted with certainty. However, FDICIA and similar legislation and regulatory requirements have historically increased the cost of doing business, and it is clear that this legislation places a premium on the maintenance of a strong capital position.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this far-reaching legislation: (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

Restrictions on Capital Distributions

Various federal statutory provisions limit the amount of dividends the Bank is permitted to pay FCFG without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, may include the payment of dividends), the agency may require, after notice and hearing, that the institution cease and desist from that practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Capital Adequacy Requirements

The FRB, the FDIC, and the Office of the Comptroller of the Currency (collectively, the "Federal Banking Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain required capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of adequate capital levels.

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. The Bank has not received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

The Federal Banking Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized,"
(2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain, among other things, at least 10% total risk-based capital and a leverage ratio of not less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% risk-based capital and a leverage ratio of at least 4%).
 Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1996, the Bank was not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank's interest rate risk. This joint policy statement was superseded by an updated Joint
Policy Statement in June of 1996.   Any impact the joint final rule and the
Joint Policy Statement may have on FCFG or the Bank cannot be predicted at this time.

In addition, the Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements an amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

Institutions subject to this final rule must be in compliance with it by January 1, 1998. This final rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. An institution's trading activity is defined as the sum of its trading assets and trading liabilities as reported in its most recent call report for a bank, or its most recent Y-9C Report for a bank holding company. Total assets means quarter-end total assets. The Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and also may exempt an institution otherwise subject to the final rule from compliance under certain circumstances.

FDIC Insurance

Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-related insurance assessment system under which depository institutions contribute funds to the BIF and the SAIF based on their risk classification. The FDIC assigns institutions a risk classification based on three capital groups and three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment is designed to place the SAIF at its 1.25 reserve ratio goal.

The Funds Act, for the three year period beginning in 1997, subjects BIF-insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points).
In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF-insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

For at least the first half of 1997, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 basis points, have recently been adjusted by 4 basis points to a range of 0 to 27 basis points (as of October 1, 1996).

Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of the funds and elimination of the thrift charter during the 1997 session.

ITEM 2 - PROPERTIES

First Community Bank owns the property and building on which the East Olympia, Elma, Hoquiam, Lacey, Yelm, Fircrest, Centralia and downtown Olympia branches are situated, as well as the property and building to be occupied by the Aberdeen branch, which is scheduled to open later in 1997. The Tumwater branch is operated out of a building owned by FCB which is situated on leased property. The branch on 74th Street in South Tacoma is located in leased space in a two story office building.

The Lacey branch is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, operations center, loan processing center and data processing facility. The Olympia East branch is a 3,000 square foot, one story structure with a drive-up facility. The Tumwater, Yelm, Centralia, Aberdeen and Hoquiam branches are single story structures with drive-up facilities. The Elma branch is a two story structure with a drive-up facility. The Downtown Olympia branch is a two story structure with a drive-up. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation. At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

                                       PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in FCFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG's shares. The following data includes trades between individual investors and new issues of stock.
It does not include the exercise of stock options or shares issued in the acquisition of Northwest Community Bank.

                   # of Shares
    Period           Traded              Price Range

    1995             25,938            $17.60 - $21.00

    1996             61,036            $20.00 - $22.00


In connection with the acquisition of Prairie Security Bank, the Company's stock was valued by an independent appraiser, solely for the purpose of that transaction, at $24.55 per share.

As discussed in Note 19 of the consolidated financial statements, the Company repurchased 122,570 shares from certain shareholders at a price of $20.50 per share.

At December 31, 1996, options for 371,104 shares of FCFG common stock were outstanding. See Note 14 of the audited financial statements for additional information.

Number of Equity Holders

As of December 31, 1996, there were 1,045 holders of record of FCFG's common stock.

Dividends

There were no cash dividends declared in 1996 or 1995. In 1992, the Board of Directors adopted a policy to declare a stock dividend each year over the next five (5) years while FCFG is in a pattern of growth. The amount of the dividend to be paid will be determined by the Board of Directors and will depend on the growth experienced by FCFG and the profits generated. Stock dividends of 5% and 5% were issued on February 28, 1995 and March 20, 1996, respectively.

Washington law limits the ability of the Bank to pay dividends to the Company. Under these restrictions, a bank may not declare or pay any dividend in an amount greater than its retained earnings without approval of the Division of Banks. All of the retained earnings of FCB are available for the payment of dividends to the Company under these restrictions, subject to the federal capital regulations discussed above.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations as filed March 31, 1997 in the Definitive Proxy Statement ("Proxy Statement").

ITEM 7 - FINANCIAL STATEMENTS

The Audited Consolidated Financial Statements of First Community Financial Group, Inc. as of and for the years ended December 31, 1996 and 1995 are hereby incorporated by reference to the Definitive Proxy Statement filed March 31, 1997.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24 months prior to December 31, 1996, FCFG has neither changed independent accountants, at either FCFG's election or by reason of the accountant's resignation, nor had any disagreements in regards to matters of accounting principles, practices or financial statement disclosure.

                                       PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists the name and certain information as of December 31, 1996 regarding the directors of FCFG or predecessor companies, and executive officers of FCFG and the Bank.



                                Year
                               Became                                                               FCFG
                                FCFG                                           FCFG Corporate       Term
Name and Age                  Director        Principal Occupation               Affiliation       Expires

Arneson, James F. (36)          N/A           Executive Vice President/Chief     FCFG -Treasurer    N/A
                                              Financial Officer, First           FCB - Treasurer
                                              Community Financial Group

DeTray, E. Paul (63)           1979           President, DeTray's Quality        FCFG - Chairman    1999
                                              Homes                              FCB - Director

Durney, John D. (48)           1993           V.P./Co-Owner, Durney              FCFG - Director    1999
                                              Agency, Inc.                       FCB - Director

Huber, John A. (52)             N/A           Executive Vice                     FCB - Director      N/A
                                              President/President Grays
                                              Harbor Region, First
                                              Community Bank

Martin, Patrick (58)           1980           President, Patrick's Decorating     FCFG - Director   1997
                                              Center (1)                          FCB - Director

Murphy, Michael (54)           1993           WA Deputy State Auditor             FCFG - Director   1999
                                                                                  FCB - Director

Panowicz, A. Richard (52)      1995           President, Tab Northwest            FCFG - Director   1998
                                                                                  FCB - Director

Parsons, Ken F. (51)           1979           President and CEO, First            FCFG - Vice        1997
                                              Community Financial Group           Chairman
                                                                                  FCB - Chairman

Wilcox, Kenneth (67)           1979           Retired Pharmacist                  FCFG - Director    1998
                                                                                  FCB - Director


   (1) Mr. Martin serves as a director of Carpet Co-op of America, d/b/a Carpet One, a public company which has a class of securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934.

 Compliance with Section 16(a) of the Securities Exchange Act

FCFG has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, FCFG believes that all of its executive officers and directors complied with all filing requirements applicable to them.

ITEM 10 -  EXECUTIVE COMPENSATION

Incorporated by reference to Executive Compensation, as filed in the Proxy Statement on March 31, 1997.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference to Ownership of FCFG Common Stock, as filed in the Definitive Proxy Statement on March 31, 1997.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Certain Relationships and Related
Transactions, as filed in the Definitive Proxy Statement on March 31,
1997.

ITEM 13 - INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

 (3) a. The Registrant's Articles of Incorporation are hereby incorporated by reference from Exhibit 3 of Registrant's Registration Statement on Form S-4, as filed and declared effective November 20, 1992 under Commission File Number 33-52556.

 (3) b. The Registrant's Articles of Amendment are hereby incorporated by reference from Exhibit 3 of Registrant's Registration Statement on Form S-4, as filed and declared effective November 20, 1992 under Commission File Number 33-52556.

 (3) c. The Registrant's Amendments to the Articles of Incorporation are referenced from Exhibit 3c of Registrant's Form 10-KSB for the year ending December 31, 1993 as filed March 29, 1994 under Commission File Number 33-52556.

 (3) d.  The Registrant's Bylaws are hereby incorporated by reference from
         Exhibit 3 of Registrant's Registration Statement on Form S-4, as filed and declared effective November 20, 1992 under Commission File Number 33-52556.

(10) a. The employment contract for Ken F. Parsons is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-QSB, as filed for quarter ended September 1996 under Commission File Number 0-24024.

(10) b. The employment contract for John A. Huber is hereby incorporated by reference from Exhibit 10 of Registrant's Registration Statement on Form S-4, as filed and declared effective November 20, 1992 under Commission File Number 33-52556.

(10) c. Non-compete agreements of the Directors of the Registrant and Citizens First Bank are hereby incorporated by reference from Exhibit 10 of Registrant's Registration Statement on Form S-4, as filed and declared effective November 20, 1992 under Commission File Number 33-52556.

(10) d. The employment contract for John R. Johnson, Sr. is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-KSB for the year ending December 31, 1992, as filed March 29, 1993 under Commission File Number 33-52556.

(10) e. The Registrant's 1992 Stock Option Plan for Non-employee Directors is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-KSB for the year ending December 31, 1992, as filed March 29, 1993 under Commission File Number 33-52556.

(10) f. The Registrant's Second Amended Non-employee Directors Stock Option Plan is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-KSB for the year ending December 31, 1992, as filed March 29, 1993 under Commission File Number 33-52556.

(10) g. The Registrant's Employee Stock Option and Restricted Stock Award Plan is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-KSB for the year ending December 31, 1992, as filed March 29, 1993 under Commission File Number 33-52556.

(10) h. The Registrant's Executive Supplemental Income Plan is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-KSB for the year ending December 31, 1992, as filed March 29, 1993 under Commission File Number 33-52556.

(10)i. The Registrant's 1994 Stock Option Plan for Nonemployee Directors is hereby incorporated by reference from Exhibit 10 of the Registrant's Form 10-KSB for the year ending December 31, 1994, as filed March 30, 1995 under Commission File Number 0-24024.

(10)j. Amended and Restated Plan and Agreement of Reorganization and Merger between Registrant, First Community Bank, and Prairie Security Bank, effective as of September 11, 1996 as amended on October 18, 1996, is hereby incorporated by reference from Appendix A to Registration Statement on form S-4, filed on November 1, 1996, under Commission file number 333-15321.

(10)k. The employment contract for Michael D. Edwards is hereby incorporated by reference from Exhibit 10.4 of the Registration Statement on Form S-4, filed on November 1, 1996, under Commission Number 333-15321.

(10)l. Stock Purchase and Sale Agreement, by and among Registrant and Certain Selling Shareholders, effective October 31, 1996, is hereby incorporated by reference from Exhibit 10.5 to Amendment No. 1 to Register Statement on form S-4, filed on November 26, 1996 under Commission Number 333-15321.


(21)     Subsidiaries of Registrant

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                        FIRST COMMUNITY FINANCIAL GROUP, INC.


                        By:/s/    Ken F. Parsons
                        -------------------------
                        Ken F. Parsons
                        President
                        Chief Executive Officer

                        By:/s/     James F. Arneson
                        --------------------------
                        James F. Arneson
                        Executive Vice President
                        Chief Financial Officer
                        Principal Accounting Officer

/s/ Ken F. Parsons
--------------------------             President                 March 31, 1997
Ken F. Parsons

/s/ E. Paul DeTray
--------------------------             Chairman                  March 31, 1997
E. Paul DeTray

 /s/ John D. Durney
--------------------------             Director                  March 31, 1997
John D. Durney

 /s/ Patrick L. Martin
--------------------------             Director                  March 31, 1997
Patrick L. Martin

 /s/ Kenneth M. Wilcox
--------------------------             Director                  March 31, 1997
Kenneth M. Wilcox

 /s/ Michael N. Murphy
--------------------------             Director                  March 31, 1997
Michael N. Murphy