Form 10QSB
period 1997-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1997-05-15
CIK 892449

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM  10-QSB

                                      (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1997
                                                   --------------

                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                       Commission File Number     0-24024
                                                  -------


                        FIRST COMMUNITY FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)


              WASHINGTON                               91 -1277503
     --------------------------             ---------------------------------
    (State or other jurisdiction           (IRS Employer Identification Number)
   of incorporation or organization)


               721 COLLEGE STREET. SE, P.O. BOX 3800, LACEY, WA  98509
               -------------------------------------------------------
                       (Address of principal executive offices)


                     Issuer's telephone number:    (360) 459-1100


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X  No
                                      ---     ---


  Number of shares of common stock outstanding as of March 31, 1997:   1,884,893
                                                                       ---------

    Transitional Small Business Disclosure Format (Check one) Yes      No   X
                                                                  ---      ----

                        FIRST COMMUNITY FINANCIAL GROUP, INC.


                                  Table of Contents


PART I - FINANCIAL INFORMATION                                             Page

Item 1   Financial Statements
         Condensed Consolidated Balance Sheets...............................3
         Condensed Consolidated Statements of Income.........................4
         Condensed Consolidated Statements of Cash Flows.....................5
         Notes to Condensed Consolidated Financial Statements................6

Item 2   Management's Discussion of Financial Condition and
         Analysis or Plan of Operations......................................7


PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................10


SIGNATURES..................................................................11

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
                                                       March 31     December 31
                                                         1997          1996
-------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                $ 10,262        $ 8,467
Interest bearing deposits in banks                       10,958         10,141
Federal funds sold                                        2,000          4,000
Securities available for sale                            11,963          7,513
Securities held to maturity                               2,180          3,182
Loans held for sale                                       2,026            726

Loans                                                   172,405        130,632
Less allowance for possible credit losses                 1,886          1,420
    NET LOANS                                           170,519        129,212

Premises and equipment                                    9,432          7,593
Goodwill                                                  5,057              0
Other assets                                              7,751          5,667

    TOTAL ASSETS                                       $232,148       $176,501


LIABILITIES
Deposits:
    Non-interest bearing                               $ 32,596       $ 24,719
    Interest bearing                                    168,508        128,715
TOTAL DEPOSITS                                          201,104        153,434


Long term debt                                            2,251          1,294
Other liabilities                                         3,730            854
TOTAL LIABILITIES                                       207,085        155,582

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                  3,942          4,246
    10,000,000 shares authorized, 1,884,893
    shares issued in 1997, and1,698,505
    shares issued in 1996
Surplus                                                  18,795         13,745
Retained earnings                                         3,599          3,186
Unrealized loss on securities available for sale           (48)           (13)
Guaranteed KSOP Obligation                              (1,225)          (245)
    TOTAL STOCKHOLDERS' EQUITY                           25,063         20,919

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $232,148       $176,501




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------
                                                        Three months ended

                                                                March 31
-------------------------------------------------------------------------------
                                                           1997           1996
INTEREST INCOME
    Interest and fees on loans                            $4,121         $3,484
    Federal funds sold and deposits in banks                  46             22
Investments                                                  305            266
TOTAL INTEREST INCOME                                      4,472          3,772

INTEREST EXPENSE
    Deposits                                               1,601          1,351
    Other                                                     26             26
TOTAL INTEREST EXPENSE                                     1,627          1,377

    NET INTEREST INCOME                                    2,845          2,395

PROVISION FOR POSSIBLE CREDIT LOSSES                          60             61

NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE CREDIT LOSSES                          2,785          2,334

NON-INTEREST INCOME
    Service charges on deposit accounts                      319            271
    Origination fees on mortgage loans sold                  118            145
    Other income                                              93             85
    TOTAL NON-INTEREST INCOME                                530            501

NON-INTEREST EXPENSE
    Salaries and employee benefit                          1,455          1,097
    Occupancy and equipment                                  427            351
    Other expense                                            856            660
    TOTAL NON-INTEREST EXPENSE                             2,738          2,108

OPERATING INCOME BEFORE INCOME TAXES                         577            727

Income Taxes                                                 164            205

    NET INCOME                                            $  413         $  522

EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE                                      $     .21      $     .29

Average number of common
and equivalent shares outstanding                      1,954,258      1,818,655

EARNINGS PER COMMON SHARE
    ASSUMING FULL DILUTION                                $     .21      $     .29

Average number of common and equivalent
shares outstanding-assuming full dilution              1,969,495      1,818,655

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
                                                           Three months ended
                                                                 March 31
                                                           1997          1996
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                            $ 413          $ 522
    Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for possible credit losses                   60             61
      Depreciation and amortization                         245            182
      Gain on sale of loans                                  --             40
      Amortization of goodwill                               17              0
      Other-net                                             974          (949)
    Originations of loans held for sale                 (3,954)        (7,411)
    Proceeds from sales of loans held for sale            2,654          5,493
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        409        (2,062)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest bearing deposits in banks    (817)          7,113
    Net (increase) decrease in Federal funds sold         2,000            750
    Proceeds from maturity of available-for-sale
      securities                                              0            500
    Purchase of available-for-sale securities           (4,665)          (500)
    Proceeds from maturities of held-to-maturity
      securities                                          1,000          1,470
    Net increase in loans                              (41,367)        (2,210)
    Additions to premises and equipment                 (2,084)          (245)
    Increase in goodwill                                (5,074)             0
    NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                       (51,007)          6,878

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                  47,670        (9,843)
    Sale of common stock                                  7,257              8
    Repurchase of common stock                          (2,511)              0
    Repayment of long-term borrowings                      (23)           (21)
    Payment for fractional shares                             0           (10)
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     52,393        (9,866)

    NET CHANGE IN CASH AND DUE FROM BANKS                 1,795        (5,050)

CASH AND DUE FROM BANKS:
    Beginning of period                                   8,467         15,024

    END OF PERIOD                                       $10,262         $9,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for:
        Interest                                         $1,538         $1,402
        Taxes                                               170              0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  ACTIVITIES:
    Other real estate acquired in settlement of loans       192              0
    Increase (decrease) in depreciation of available
      for sale securities                                  (35)           (17)
    Increase (decrease) in guarantee of KSOP obligation     980            290

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results anticipated for the year ended December 31, 1997.

2.  EARNINGS PER COMMON AND EQUIVALENT SHARE

Earnings per common and equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. Fully diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at March 31, 1997 of $232,148,000 represent a 31.5% increase over December 31, 1996 assets of $176,501,000.
The primary cause of this increase in assets was due to the Company's acquisition of Prairie Security Bank (PSB) effective February 7, 1997. The total assets acquired in this transaction were $47,334,000. In addition to the acquired assets, a recognition of goodwill in the amount of $5,057,000 is included in the March 31,1997 total assets. Total assets, excluding those added due to acquisition, still experienced a 1.8% growth over the level at December 31, 1996.

Total deposit growth in the first quarter of 1997 amounted to $47,670,000 from $153,434,000 at December 31, 1996 to $201,104,000 on March 31, 1997, for
a percentage increase of 31.1%. The acquisition of Prairie Security Bank provided an additional $40,176,000 in deposits to the existing totals. The total deposit increase, net of those added by acquisition, represents a 4.9% increase for the first quarter. The deposit growth is expected to continue due to the acquisition and its effects of solidifying the Company's position in certain markets while providing expansion into an additional market.

Deposits will increase by approximately $45,000,000 in the third quarter in relation to branch purchases. The Company was a successful bidder in the sale of four Wells Fargo Bank branches. These branches are located in Hoquiam, Winlock, Toledo and Montesano, Washington. The branches in Winlock, Toledo and Montesano represent further expansion of the Company's market area. The Hoquiam branch represents further penetration into our existing market.

Loan balances in aggregate, net of loan loss reserve, increased by $41,307,000, or 31.9%, to $170,519,000. The Prairie Security Bank
transaction provided a net increase of $36,923,000. Excluding this acquisition related increase, loan balances increased $5,684,000 or 4.4%.
The loan to deposit ratio was only slightly changed in the period, increasing from 84.7% to 85.8%. The balances of cash and due from banks, interest bearing deposits in banks, Federal funds sold and investment securities increased $4,028,000. The total acquired assets of this type amounted to $6,709,000 with the difference becoming available to fund loan growth. Premise and equipment growth as well as other asset increases relate closely to acquired asset increases.

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

The allowance for possible credit losses increased $466,000 in the first quarter of 1997, an increase consistent with the gross increase experienced in loan balances. The ratio of allowance for possible credit losses to total loans remained at 1.09% for each of the two periods identified. The dollar value change in the allowance consisted of $469,000 of acquisition related transfer and $60,000 of provisions, offset by $63,000 in net charge offs. Non-accrual loans increased from $1,898,000 at December 31, 1996 to $2,049,000 at March 31,1997. These loans are well secured on which material losses are not presently expected.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At March 31, 1997, cash, deposits in banks, Federal funds sold and securities available for sale totaled $35,183,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At March 31, 1997, federal funds borrowing lines of credit totaled $3,300,000 and were unused during the first quarter of 1997. This amount was increased to $4,300,000 effective April 1, 1997. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $23,200,000 (10% of total assets). This credit facility has remained unused in the first quarter of 1997.

Management believes the Bank's liquidity position at March 31, 1997, was adequate to meet its short term funding requirements.

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


CAPITAL

Consolidated capital of FCFG increased $4,144,000 during the first quarter of 1997. The components increasing this amount included surplus as a result of the acquisition as well as increased retained earnings. Reductions to capital included a limited stock repurchase of outstanding shares, unrealized loss adjustment on available for sale securities and an increase in the guarantee of a loan obligation on behalf of the Company's KSOP.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 1997, the Company's leverage ratio was 8.67%, compared to 11.96% at year-end 1996. This decrease is due to the effects of the use of purchase accounting in the acquisition of PSB. For regulatory purposes, the associated goodwill is treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At March 31, 1997, the Tier I capital ratio was 10.31%, and total capital was 11.28%.The similar ratios at December 31, 1996 were a Tier I capital ratio of 14.86% and a total capital ratio of 15.77%.


RESULTS OF OPERATIONS

GENERAL

Net income is largely dependent upon the difference between the interest received on earning assets and the interest paid on interest bearing liabilities and is defined as net interest income. Net income is also affected by the provision for loan losses, other non-interest income and other non-interest expense.

Net income for the three months ended March 31, 1997 was $413,000, compared to $522,000 for the three months ended March 31, 1996. This 20.9% decrease is due to a $630,000 increase in non-interest expense and a $250,000 increase in interest expense. This was primarily offset by a $700,000 increase in net interest income, and a decrease of $41,000 in income taxes. Each of these increases and the corresponding decrease were primarily a factor of the acquisition, its related activities and the increased balances upon which interest was generated.


NET INTEREST INCOME

Net interest income for the three months ended March 31, 1997 increased $450,000 over the comparable period in 1996. The net interest margin decreased slightly, moving 2 basis points from 6.37% to 6.35%.

Interest income for the three months ended March 31, 1997 increased $700,000 over the three months ended March 31, 1996. Of this increase, approximately $720,000 is attributed to an increase in the average volume of earning assets, offset by approximately $20,000 as a result of a 6 basis point decrease in the aggregate yield on earning assets from 10.04% to 9.98%.


Total interest expense for the three months ended March 31, 1997 increased over the comparable period of the prior year by $250,000. Of this increase, approximately $215,000 was due to an increase in the average volume of interest bearing liabilities, and $35,000 was due to a 12 basis point increase in the aggregate cost of funds.


NON-INTEREST INCOME

Total non-interest income for the quarter ended March 31, 1997 increased 5.8% or $29,000 from the comparable quarter of 1996. Of this amount, $48,000 is due to an increase in service charges on deposit accounts and an $8,000 increase in other income. These increases are offset by a $27,000 decrease in origination fees on mortgage loans.


NON-INTEREST EXPENSE

Total non-interest expense for the quarter ended March 31, 1997 increased $630,000 over the first quarter of 1996. Of this increase in the level of non-interest expense, $358,000 represents the salaries and employee benefits of PSB employees, as well as increased expenses incurred in the data processing systems conversion of Prairie Security Bank. Occupancy and equipment increased $76,000 as the result of the additional locations and equipment related to the acquisition. Other expense increased $196,000, also in conjunction with the merger and conversion activities.

                        FIRST COMMUNITY FINANCIAL GROUP, INC.


PART II - OTHER INFORMATION



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              (10)l. Stock option repurchase agreement with Robert Coleman and Kevin Byrne



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

                                    FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                    (Registrant)


Date: May 14, 1997                  By:  /s/ Ken F. Parsons
                                         -------------------------------
                                          Ken F. Parsons
                                          President, Chief Executive Officer


                                    By:  /s/ James F. Arneson
                                         -------------------------------
                                          James F. Arneson
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Accounting Officer)