Form 10QSB
period 1997-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1997-08-14
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-QSB

                                   (mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     Commission File Number     0-24024
                                             -------------


                     FIRST COMMUNITY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        WASHINGTON                                    91 -1277503
---------------------------------        ------------------------------------
  (State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)

             721 COLLEGE STREET. SE, P.O. BOX 3800, LACEY, WA  98509
             -------------------------------------------------------
                   (Address of principal executive offices)

                  Issuer's telephone number:    (360) 459-1100

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

          Number of shares of common stock outstanding as
                       of June 30, 1997:  1,978,886
                                          ---------

Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                              ---     ---

                  FIRST COMMUNITY FINANCIAL GROUP, INC.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                            Page

Item 1    Financial Statements
          Condensed Consolidated Balance Sheets. . . . . . . . . . . . .   3
          Condensed Consolidated Statements of Income. . . . . . . . . .   4
          Condensed Consolidated Statements of Cash Flows. . . . . . . .   5
          Notes to Condensed Consolidated Financial Statements . . . . .   6

Item 2    Management's Discussion of Financial Condition and
          Analysis or Plan of Operations . . . . . . . . . . . . . . . .   7


PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

           FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------
                                                                   June 30       December 31
                                                                     1997            1996
--------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                            $ 11,292        $ 8,467
Interest bearing deposits in banks                                    5,087         10,141
Federal funds sold                                                        0          4,000
Securities available for sale                                        13,042          7,513
Securities held to maturity                                           1,914          3,182
Loans held for sale                                                   2,286            726

Loans                                                               179,567        130,632
Less allowance for possible credit losses                             2,023          1,420
   NET LOANS                                                        177,544        129,212

Premises and equipment                                                9,618          7,593
Goodwill                                                              5,006              0
Other assets                                                          7,568          5,667

   TOTAL ASSETS                                                    $233,357       $176,501


LIABILITIES
Deposits:
   Non-interest bearing                                            $ 31,008       $ 24,719
   Interest bearing                                                 171,205        128,715
TOTAL DEPOSITS                                                      202,213        153,434

Short term debt                                                       3,000              0
Long term debt                                                        1,372          1,294
Other liabilities                                                     1,252            854
TOTAL LIABILITIES                                                   207,837        155,582

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                              4,947          4,246
   10,000,000 shares authorized, 1,978,886 shares issued
   in 1997, and 1,694,008 shares issued in 1996
Surplus                                                              20,293         13,745
Retained earnings                                                     1,507          3,186
Unrealized loss on securities available for sale                        (22)           (13)
Guaranteed KSOP Obligation                                           (1,205)          (245)
   TOTAL STOCKHOLDERS' EQUITY                                        25,520         20,919

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $233,357       $176,501

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------
                                                             Three months ended              Six months ended
                                                                   June 30                       June 30
----------------------------------------------------------------------------------------------------------------
                                                             1997           1996           1997           1996
INTEREST INCOME
   Interest and fees on loans                               $4,731         $3,551         $8,852         $7,035
   Federal funds sold and deposits in banks                     20            145             66            167
   Investments                                                 288            111            593            377
   TOTAL INTEREST INCOME                                     5,039          3,807          9,511          7,579

INTEREST EXPENSE
   Deposits                                                  1,807          1,355          3,408          2,706
   Other                                                        35             34             61             60
   TOTAL INTEREST EXPENSE                                    1,842          1,389          3,469          2,766

   NET INTEREST INCOME                                       3,197          2,418          6,042          4,813

PROVISION FOR POSSIBLE CREDIT LOSSES                          190             74            250            135

   NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE CREDIT LOSSES                             3,007          2,344          5,792          4,678

NON-INTEREST INCOME
   Service charges on deposit accounts                         556            275            875            546
   Origination fees on mortgage loans sold                     197            133            315            278
   Other income                                                  5            163             98            248
   TOTAL NON-INTEREST INCOME                                   758            571          1,288          1,072

NON-INTEREST EXPENSE
   Salaries and employee benefits                            1,904          1,239          3,359          2,336
   Occupancy and equipment                                     477            372            904            723
   Other expense                                             1,083            668          1,939          1,328
   TOTAL NON-INTEREST EXPENSE                                3,464          2,279          6,202          4,387

OPERATING INCOME BEFORE INCOME TAXES                           301            636            878          1,363

Income Taxes                                                    85            160            249            365

   NET INCOME                                               $  216         $  476         $  629         $  998

EARNINGS PER COMMON SHARE AND COMMON
   EQUIVALENT SHARE                                          $0.11          $0.26          $0.32          $0.54

Average number of common
   and equivalent shares outstanding                     2,008,748      1,845,603      1,983,204      1,842,359

EARNINGS PER COMMON SHARE
   ASSUMING FULL DILUTION                                    $0.11          $0.26          $0.31          $0.54

Average number of common and equivalent
   shares outstanding - assuming full dilution           2,001,202      1,845,603      2,001,202      1,852,751

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                                                                             Six months ended
                                                                                  June 30
                                                                            1997           1996
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                            $    629       $    998
   Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
     Provision for possible credit losses                                     250            135
     Depreciation and amortization                                            501            382
     Gain on sale of loans                                                     40             40
     Amortization of goodwill                                                  68              0
     Other - net                                                           (1,332)        (1,143)
   Originations of loans held for sale                                    (10,520)       (13,176)
   Proceeds from sales of loans held for sale                               8,960         13,135
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (1,404)           371

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing deposits in banks                       5,054          7,869
   Net (increase) decrease in Federal funds sold                            4,000            750
   Proceeds from maturities of available-for-sale securities                  729          1,645
   Purchase of available-for-sale securities                               (6,503)          (681)
   Proceeds from maturities of held-to-maturity securities                  1,765          1,920
   Purchases of held-to-maturity securities                                  (500)           (18)
   Net increase in loans                                                  (48,622)        (3,195)
   Additions to premises and equipment                                     (2,526)          (354)
   Increase in goodwill                                                    (5,006)             0
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (51,609)         7,936

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                     48,779        (15,867)
   Net (increase) decrease in short-term borrowings                         3,000              0
   Sale of common stock                                                     7,465              8
   Repurchase of common stock                                              (2,511)             0
   Repayment of long-term borrowings                                         (882)          (143)
   Payment for dividends                                                      (13)           (11)
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        55,838        (16,013)

   NET CHANGE IN CASH AND DUE FROM BANKS                                    2,825         (7,706)

CASH AND DUE FROM BANKS:
   Beginning of period                                                      8,467         15,024

   END OF PERIOD                                                         $ 11,292       $  7,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                            $ 1,538        $  2,846
     Taxes                                                                   170            415

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
   Other real estate acquired in settlement of loans                          192          1,020
   Increase (decrease) in depreciation of available for sale securities       (35)           (28)
   Increase (decrease) in guarantee of KSOP obligation                        980            295

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results anticipated for the year ended December 31, 1997.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at June 30, 1997 of $233,357,000 represent a 32.2% increase over December 31, 1996 assets of $176,501,000.
The primary cause of this increase in assets was due to the Company's acquisition of Prairie Security Bank (PSB) effective February 7, 1997. The total assets acquired in this transaction were $47,334,000. In addition to the acquired assets, a recognition of goodwill in the amount of $5,006,000 is included in the June 30,1997 total assets. Total assets, excluding those added due to acquisition, still experienced a 2.6% growth over the level at December 31, 1996.

Total deposit growth in the first half of 1997 amounted to $48,779,000 from $153,434,000 at December 31, 1996 to $202,213,000 on June 30, 1997, for a
percentage increase of 31.8%. The acquisition of Prairie Security Bank accounted for $40,176,000 of the increase. The total deposit increase, net of those added by acquisition, represents a 5.6% increase for the first six months. The deposit growth is expected to continue due to the acquisition and its effects of solidifying the Company's position in certain markets while providing expansion into an additional market.

Deposits will increase by approximately $43,000,000 in the third quarter in relation to branch purchases. The Company was a successful bidder in the sale of four Wells Fargo Bank branches. These branches are located in Hoquiam, Winlock, Toledo and Montesano, Washington. The branches in Winlock, Toledo and Montesano represent further expansion of the Company's market area. The Hoquiam branch represents further penetration into our existing market.

Loan balances in aggregate, net of loan loss reserve, increased by $49,892,000, or 38.4%, to $179,830,000. The Prairie Security Bank
transaction provided a net increase of $36,923,000. Excluding this acquisition related increase, loan balances increased $12,969,000 or 10.0%. The loan to deposit ratio has increased during the first six months from 84.7% to 88.9%. The balances of cash and due from banks, interest bearing deposits in banks, Federal funds sold and investment securities have decreased $1,968,000. The total acquired assets of this type amounted to $6,709,000. The decreases experienced in these assets have been used to fund loan growth. Premise and equipment growth as well as other asset increases relate closely to acquired asset increases and have not experienced any significant changes.

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

The allowance for possible credit losses increased $603,000 in the first half of 1997. This increase exceeds the ratio at which gross loan balances increased. The ratio of allowance for possible credit losses to total loans increased from 1.09% in 1996 to 1.13% at the mid-year point for 1997. The dollar value change in the allowance consisted of $469,000 of acquisition related transfer and $250,000 of provisions, offset by $116,000 in net charge offs. Non-accrual loans increased from $1,898,000 at December 31, 1996 to $2,455,040 at June 30,1997. Approximately 70% of the Bank's non-performing loans result from loans acquired with Northwest Community Bank in the fourth quarter of 1995 and with Prairie Security Bank in the first quarter of this year. Management continues to closely monitor these portfolios. Additional provisions to the allowance for possible credit losses may be made as collection efforts continue on these assets.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 1997, cash, deposits in banks, Federal funds sold and securities available for sale
totaled $29,421,000.     External sources refer to the ability to attract new
liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At June 30, 1997, federal funds borrowing lines of credit totaled $14,668,000 (5% of total assets plus $3,000,000) and was used periodically the second quarter of 1997. The maximum amount of overnight borrowings incurred was $4,000,000 while the average was limited to $367,000. These incidents were used primarily to fund very short term cash positions and loan growth. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $11,668,000 (5% of total assets). This credit facility has remained unused in the first half of 1997.

Management believes the Bank's liquidity position at June 30, 1997, was adequate to meet its short term funding requirements.

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

CAPITAL

Consolidated capital of FCFG increased $4,601,000 during the first half of 1997. The components increasing this amount included surplus as a result of the acquisition as well as increased retained earnings. Reductions to capital included a limited stock repurchase of outstanding shares, unrealized loss adjustment on available for sale securities and an increase in the guarantee of a loan obligation on behalf of the Company's KSOP.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 1997, the Company's leverage ratio was 8.80%, compared to 11.96% at year-end 1996. This decrease is due to the effects of the use of purchase accounting in the acquisition of PSB. For regulatory purposes, the associated goodwill is treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At June 30, 1997, the Tier I capital ratio was 10.37%, and total capital was 11.39%.The similar ratios at December 31, 1996 were a Tier I capital ratio of 14.86% and a total capital ratio of 15.77%.

RESULTS OF OPERATIONS

GENERAL

Net income is largely dependent upon the difference between the interest received on earning assets and the interest paid on interest bearing liabilities and is defined as net interest income. Net income is also affected by the provision for loan losses, other non-interest income and other non-interest expense.

Net income for the three months ended June 30, 1997 was $216,000, compared to $476,000 for the three months ended June 30, 1996. This 54.6% decrease is due to a $1,185,000 increase in non-interest expense and a $453,000 increase in interest expense. The provision for loan losses also increased by $116,000. This was offset to a lesser degree by a $1,232,000 increase in interest income, a $187,000 increase in non-interest income, and a decrease of $75,000 in income taxes. Each of these increases and the corresponding decrease were primarily a factor of the acquisition, its related activities and the increased balances upon which interest was generated.

Net income for the six months ended June 30, 1997  was $629,000, compared to
$998,000 for the six months ended June 30, 1996.   This 37.0% decrease is due
to a $1,815,000 increase in non-interest expense and a $703,000 increase in interest expense. The provision for loan losses also increased by $115,000. This was offset to a lesser degree by a $1,932,000 increase in interest income, a $216,000 increase in non-interest income, and a decrease of $116,000 in income taxes. Each of these increases and the corresponding decrease were primarily a factor of the acquisition, its related activities and the increased balances upon which interest was generated.

NET INTEREST INCOME

Net interest income for the six months ended June 30, 1997 increased $1,229,000 over the comparable period in 1996. The net interest margin increased, moving 9 basis points from 6.41% to 6.50%.

Interest income for the six months ended June 30, 1997 increased $1,932,000
over the six months ended June 30, 1996.   Of  this increase, approximately
$1,842,000 is attributed to an increase in the average volume of earning assets, in addition to approximately $90,000 as a result of a 12 basis point increase in the aggregate yield on earning assets from 10.06% to 10.18%.

Total interest expense for the six months ended June 30, 1997 increased over the comparable period of the prior year by $703,000. Of this increase, approximately $748,000 was due to an increase in the average volume of interest bearing liabilities, and offset by a $45,000 reduction due to a 7 basis point decrease in the aggregate cost of funds.

NON-INTEREST INCOME

Total non-interest income for the quarter ended June 30, 1997 increased 32.7% or $187,000 from the comparable quarter of 1996. Of this amount, $281,000 is due to an increase in service charges on deposit accounts and a $64,000 increase in loan origination fees. These increases are offset by a $158,000 decrease in other income. The decrease in other income is primarily due to the write down of limited partnership investments acquired with Northwest Community Bank. The effect of this event is nearly fully realized and will not continue materially in the future.

Total non-interest income for the six months ended June 30, 1997 increased 20.1% or $216,000 from the comparable quarter of 1996. Of this amount, $329,000 is due to an increase in service charges on deposit accounts and a $37,000 increase in loan origination fees. These increases are offset by a $150,000 decrease in other income. The decrease in other income is primarily due to the write down of limited partnership investments acquired with Northwest Community Bank. The effect of this event is nearly fully realized and will not continue materially in the future.

NON-INTEREST EXPENSE

Total non-interest expense for the quarter ended June 30, 1997 increased $1,185,000 over the second quarter of 1996. Of this increase in the level of non-interest expense, $665,000 reflects the increased salaries and employee benefits of the organization in its post-acquisition structure. Occupancy and equipment increased $105,000 as the result of the additional locations and resulting equipment needs. Other expense increased $415,000 as the organization continues to incorporate the sizable growth that has taken place as well as the implementation of projects for the future benefit of the company. These expenses have increased from the start-up and operation of a new branch as well as incurring costs in anticipation of the purchase of 4 Wells Fargo branches in July. Much of the initial expense of marketing and customer contact have taken place while future operational expense will continue.

Total non-interest expense for the six months ended June 30, 1997 increased $1,815,000 over the first half of 1996. Of this increase in the level of non-interest expense, $1,023,000 reflects the increased salaries and employee benefits of the organization in its post-acquisition structure. Occupancy and equipment increased $181,000 as the result of the additional locations and resulting equipment needs. Other expense increased $611,000 as the organization continues to incorporate the sizable growth that has taken place as well as the implementation of projects for the future benefit of the company. These expenses have increased from the start-up and operation of a new branch as well as incurring costs in anticipation of the purchase of 4 Wells Fargo branches in July. Much of the initial expense of marketing and customer contact have taken place while future operational expense will continue.

                    FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            (10)m. Form of Settlement Agreement between Michael D. Edwards and Marieke G. Edwards, and First Community Financial Group, Inc. and First Community Bank of Washington.

            (99)a. Form of Joint Statement to be issued by First Community Bank of Washington and Michael D. Edwards.

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

                                       FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                   (Registrant)


Date: August 14, 1997                  By: /s/ Ken F. Parsons
                                           ----------------------------------
                                           Ken F. Parsons
                                           President, Chief Executive Officer




                                       By: /s/ James F. Arneson
                                           ----------------------------------
                                           James F. Arneson
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)