Form 10QSB
period 1997-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1997-11-14
CIK 892449

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM  10-QSB

                                      (mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1997

                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number     0-24024
                                               -------------


                        FIRST COMMUNITY FINANCIAL GROUP, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


        WASHINGTON                                       91 -1277503
      --------------                                   ---------------
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)


               721 COLLEGE STREET. SE, P.O. BOX 3800, LACEY, WA  98509
               -------------------------------------------------------
                       (Address of principal executive offices)


                     Issuer's telephone number:    (360) 459-1100


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  ---      ---


         Number of shares of common stock outstanding as of
                    September 30, 1997:  1,985,549
                                         ---------

Transitional Small Business Disclosure Format (Check one) Yes      No X
                                                              ---    ---

                        FIRST COMMUNITY FINANCIAL GROUP, INC.


                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            Page

Item 1   Financial Statements
         Condensed Consolidated Balance Sheets............................  3
         Condensed Consolidated Statements of Income......................  4
         Condensed Consolidated Statements of Cash Flows..................  5
         Notes to Condensed Consolidated Financial Statements.............  6

Item 2   Management's Discussion of Financial Condition and
         Analysis or Plan of Operations...................................  7


PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K................................. 11

SIGNATURES................................................................ 12

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------
                                                September 30    December 31
                                                    1997            1996
------------------------------------------------------------------------------
Assets
Cash and due from banks.......................... $ 12,922        $ 8,467
Interest bearing deposits in banks...............    2,022         10,141
Federal funds sold...............................   17,000          4,000
Securities available for sale....................   37,875          7,513
Securities held to maturity......................    1,414          3,182
Loans held for sale..............................    2,986            726

Loans............................................  188,233        130,632
Less allowance for possible credit losses........    1,953          1,420
  Net Loans......................................  186,280        129,212

Premises and equipment...........................   11,405          7,593
Goodwill.........................................    5,058              0
Other assets.....................................    9,189          5,667

  Total assets................................... $286,151       $176,501


Liabilities
Deposits:
  Non-interest bearing........................... $ 42,423       $ 24,719
  Interest bearing...............................  211,454        128,715
Total deposits...................................  253,877        153,434


Long term debt...................................    4,075          1,294
Other liabilities................................    1,673            854
Total liabilities................................  259,625        155,582

Stockholders' Equity
  Common stock, par value $2.50 per share;
  10,000,000 shares authorized, 1,985,549 shares
  issued in 1997, and 1,698,505 shares issued
  in 1996........................................    4,964          4,246
Surplus..........................................   20,461         13,745
Retained earnings................................    2,267          3,186
Unrealized loss on securities available
  for sale.......................................       15            (13)
Guaranteed KSOP Obligation.......................   (1,181)          (245)
  Total Stockholders' Equity.....................   26,526         20,919

  Total liabilities and stockholders' equity..... $286,151       $176,501

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Three months ended          Nine months ended
                                                                     September 30                September 30
                                                                  1997           1996           1997         1996
-----------------------------------------------------------------------------------------------------------------------
Interest income
 Interest and fees on loans.................................     $4,993         $3,525         $13,845      $10,560
 Federal funds sold and deposits in banks...................        187            170             253          337
 Investments................................................        619            173           1,212          550
 Total interest income......................................      5,799          3,868          15,310       11,447

Interest Expense
 Deposits...................................................      2,126          1,418           5,534        4,124
 Other......................................................         37             25             98           85
 Total interest expense.....................................      2,163          1,443          5,632        4,209

 Net interest income........................................      3,636          2,425          9,678        7,238

Provision for possible credit losses........................        475             85            725          221

 Net interest income after provision
    for possible credit losses..............................      3,161          2,340          8,953        7,017

Non-Interest Income
 Service charges on deposit accounts........................        435            277          1,120          823
 Origination fees on mortgage loans sold....................        191             73            506          351
 Other income...............................................      1,288             47          1,576          296
 Total non-interest income..................................      1,914            397          3,202        1,470

Non-Interest Expense
 Salaries and employee benefits.............................      2,433          1,129          5,792        3,464
 Occupancy and equipment....................................        563            323          1,467        1,045
 Other expense..............................................      1,547            666          3,486        1,995
 Total non-interest expense.................................      4,543          2,118         10,745        6,504

Operating income before income taxes........................        532            619          1,410        1,983

Income Taxes................................................       (228)           169             21          535

 Net income.................................................       $ 760          $ 450        $ 1,389      $ 1,448

Earnings per common share and common
 Equivalent Share...........................................       $0.36          $0.25          $0.69        $0.80

Average number of common
 and equivalent shares outstanding..........................   2,089,471      1,838,217      2,026,832    1,818,552

Earnings per common share
 assuming full dilution.....................................       $0.36          $0.25          $0.68        $0.79

Average number of common and equivalent
 shares outstanding - assuming full dilution................   2,125,180      1,838,739      2,058,019    1,837,886

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------

                                                                   Nine months ended
                                                                      September 30
                                                                    1997        1996
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net Income.................................................       $ 1,389      $ 1,448
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Provision for possible credit losses.....................           725          221
   Depreciation and amortization............................           778          584
   Amortization of goodwill.................................           119            0
   Other - net..............................................        (2,611)      (1,524)
 Originations of loans held for sale........................       (16,774)     (16,478)
 Proceeds from sales of loans held for sale.................        14,514       17,104
 Net cash provided (used) by operating activities...........        (1,860)       1,355

Cash Flows from Investing Activities
 Net decrease in interest bearing deposits in banks.........         8,119        5,146
 Net (increase) in Federal funds sold.......................       (13,000)      (1,867)
 Proceeds from maturities of available-for-sale securities..         5,470        1,765
 Purchase of available-for-sale securities..................       (36,041)      (1,317)
 Proceeds from maturities of held-to-maturity securities....         2,265        2,670
 Purchases of held-to-maturity securities...................          (500)         (18)
 Net increase in loans......................................       (57,833)      (5,262)
 Additions to premises and equipment........................        (4,590)        (440)
 Increase in goodwill.......................................        (5,058)           0
 Net cash provided (used) by investing activities...........      (101,168)         677

Cash Flows from Financing Activities
 Net increase (decrease) in deposits........................       100,443       (7,129)
 Sale of common stock.......................................         7,651           24
 Repurchase of common stock.................................        (2,511)           0
 Long term borrowings.......................................         2,750            0
 Repayment of long-term borrowings..........................          (837)        (165)
 Payment for dividends......................................           (13)          (9)
 Net cash provided (used) by financing activities...........       107,483       (7,279)

 Net change in cash and due from banks......................         4,455       (5,247)

Cash and Due from Banks:
 Beginning of period........................................         8,467       15,024

 End of period..............................................       $12,922       $9,777

Supplemental Disclosures of Cash Flow Information:
 Cash payments for:
   Interest.................................................        $5,486       $4,328
   Taxes....................................................           430          665

Supplemental Disclosures of Non-Cash Investing Activities:
 Other real estate acquired in settlement of loans..........           303        1,625
 Increase (decrease) in depreciation of available for
   sale securities..........................................            27          (18)
 Increase (decrease) in guarantee of KSOP obligation........           936          265

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results anticipated for the year ended December 31, 1997.

2.  EARNINGS PER COMMON AND EQUIVALENT SHARE

Earnings per common and equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. Fully diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

3.  ACQUISITIONS

PRAIRIE SECURITY BANK
---------------------
On February 7, 1997, the Company completed the acquisition of Prairie Security Bank (PSB) in a business combination accounted for as a purchase. PSB was a state chartered bank headquartered in Yelm, Washington with three branches and $47,334,000 in total assets. The purchase price of $9,982,000 in cash and company stock, exceeded value of net assets of PSB by $5,177,000, which will be amortized on the straight line basis over 25 years.

WELLS FARGO BRANCHES
--------------------
On March 3, 1997 the Bank was notified that it was the successful bidder in the sale of four Wells Fargo Bank branches. This acquisition, which was completed on July 18, 1997, was for $43,200,000 in deposits and includes branch facilities in Hoquiam, Montesano, Toledo and Winlock, Washington. The branches in Winlock, Toledo and Montesano represent further expansion of the Company's market area. The Hoquiam branch represents further penetration into an existing market.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

FINANCIAL CONDITION

OVERVIEW
--------

The Company's consolidated total assets at September 30, 1997 of $286,151,000 represent a 62.1% increase over December 31, 1996 assets of $176,501,000. This is primarily due to the Company's acquisition of Prairie Security Bank
(PSB), effective February 7, 1997 and the deposits and fixed assets of four Wells Fargo branches. The total assets acquired in these transactions were $88,188,000 ($47,334,000 and $40,854,000 respectively). In addition to the acquired assets, a recognition of goodwill in the amount of $5,058,000 from the PSB acquisition and core deposit premium from the Wells Fargo branch acquisition in the amount of $2,361,000, is included in the September 30, 1997 total assets. Total assets, excluding those added due to acquisition, still experienced a 8.0% growth over the level at December 31, 1996.

Total deposit growth in the first three quarters of 1997 amounted to $100,443,000, up 65.5% from $153,434,000 at December 31, 1996. The acquisition of Prairie Security Bank accounted for $40,176,000 of the increase while the Wells Fargo branch acquisition provided $43,200,000. The total deposit increase, net of those added by acquisition, represents a 11.1% increase for the first nine months. The deposit growth is expected to continue due to the acquisition and its effects of solidifying the Company's position in certain markets while providing expansion into an additional market.

Loan balances in aggregate, net of loan loss reserve, increased by $59,328,000, or 45.7%, to $189,266,000. The Prairie Security Bank
transaction provided a net increase of $36,923,000. Excluding this acquisition related increase, loan balances increased $22,405,000 or 17.2%. The loan to deposit ratio has decreased during the first nine months from 84.7% to 74.6%. This decrease is directly the result of the influx of deposits from the Wells Fargo branch acquisition. This loan to deposit ratio is expected to rise over time to previously experienced levels as the opportunity to loan the acquired deposits persists.

The balances of cash and due from banks, interest bearing deposits in banks, Federal funds sold and investment securities have increased $37,930,000. The increase experienced in these assets is primarily the result of the Wells Fargo branch acquisition. The structure of the acquisition provided for the transfer of deposits in exchange for the cash to support these balances.
This transfer has led to the significant growth in investment securities and Federal Funds sold as liquid investments in support of the loan portfolio. Premises and equipment growth as well as increases in other assets, result primarily from acquisitions.

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

The following table summarizes the allowance for loan losses and charge-off and recovery activity:


                                                      Nine months ended        Year ended
Dollars In Thousands                                  September 30, 1997     December 31, 1996
--------------------                                  ------------------     -----------------
Loans outstanding at end of period....................    $ 191,219                $ 131,358
Average loans outstanding during the period...........      174,302                  131,187

Allowance for loan losses at beginning of period......    $   1,420                $   1,376
Allowance added due to acquisition....................          469                       --

Recoveries............................................           22                       10
Loans charged off.....................................         (683)                    (227)
Net loans charged off.................................          661                     (217)
Provision for loan losses.............................          725                      261
Allowance for loan losses, end of period..............    $   1,953                $   1,420
Ratio of net loans charged off
   to average loans outstanding (1)...................          .51%                     .17%
Ratio of allowance for loan losses
   to loans at end of period..........................         1.02%                    1.08%

(1) The ratio for the nine months ended September 30, 1997 has been annualized.

Non-accrual loans increased from $1,898,000 at December 31, 1996 to $3,355,000 at September 30,1997. The majority of the Bank's non-performing loans result from loans acquired from Northwest Community Bank in the fourth quarter of 1995. Management continues to closely monitor the portfolio, and in addition to the Company's credit review procedures, an external loan review specialist has been retained to more quickly identify credit quality issues in acquired portfolios. Additional provisions to the allowance for possible credit losses may be made as collection efforts continue on these assets.

LIQUIDITY AND RATE SENSITIVITY
------------------------------

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 1997, cash, deposits in banks, Federal funds sold and securities available for sale totaled $69,819,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At September 30, 1997, federal funds borrowing lines of credit totaled $17,308,000 (5% of total assets plus $3,000,000) but was not used in the third quarter of 1997. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $14,308,000 (5% of total assets). This credit facility has remained unused in 1997.

Management believes the Bank's liquidity position at September 30, 1997, was adequate to meet its short term funding requirements.

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

CAPITAL
-------

Consolidated capital of FCFG increased $5,607,000 during the first three quarters of 1997 as a result of the acquisition of Prairie Security Bank as well as increased retained earnings. Reductions to capital included a targeted stock repurchase of 122,570 shares of common stock and an increase in the guarantee of a loan obligation on behalf of the Company's KSOP.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 1997, the Company's leverage ratio was 7.88%, compared to 11.96% at year-end 1996. This decrease is due to the effects of the use of purchase accounting in the acquisition of PSB and the Wells Fargo branches. For regulatory purposes, the associated goodwill and core deposit premium is treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At September 30, 1997, the Tier I capital ratio was 9.15%, and total capital was 10.03%.The similar ratios at December 31, 1996 were a Tier I capital ratio of 14.78% and a total capital ratio of 15.77%.


RESULTS OF OPERATIONS
---------------------

GENERAL
-------

Net income is largely dependent upon the difference between the interest received on earning assets and the interest paid on interest bearing liabilities and is defined as net interest income. Net income is also affected by the provision for loan losses, other non-interest income and other non-interest expense.

Net income for the three months ended September 30, 1997  was $760,000,
compared to $450,000 for the three months ended September 30, 1996.   As
detailed below, this 68.9% increase is due to a $1,931,000 increase in interest income, a $1,517,000 increase in non-interest income and a decrease of $397,000 in income tax. The income tax reduction despite the net income increase is a factor of the tax-free benefit of the life insurance proceeds discussed below. This was offset by a $720,000 increase in interest expense, a $2,425,000 increase in non-interest expense and an increase in the provision for loan losses of $390,000.

Net income for the nine months ended September 30, 1997  was $1,389,000,
compared to $1,448,000 for the nine months ended September 30, 1996.   As
detailed below, this 4.1% decrease is due to a $1,423,000 increase in interest expense, a $4,241,000 increase in non-interest expense and a $504,000 increase in the provision for loan losses. This was offset to a lesser degree by a $3,863,000 increase in interest income, a $1,732,000 increase in non-interest income, and a decrease of $514,000 in income taxes. The disproportionate reduction in income taxes is a factor of the tax-free benefit of the life insurance proceeds discussed below.

NET INTEREST INCOME
-------------------

Net interest income for the three months ended September 30, 1997 increased by $1,211,000 while the nine months ended September 30, 1997 increased $2,440,000 over the comparable period in 1996. The net interest margin decreased, moving 5 basis points from 6.32% to 6.27%.

Interest income for the three months ended September 30, 1997 increased $1,931,000 over the same period for 1996 while the nine months ended September 30, 1997 increased $3,863,000 over the nine months ended September 30, 1996. Of this increase, approximately $3,944,000 is attributed to an increase in the average volume of earning assets, offset by $81,000 as a result of an 8 basis point decrease in the aggregate yield on earning assets from 10.00% to 9.92%.

Total interest expense for the three months ended September 30, 1997 increased $720,000 as the deposit balances grew resulting from the Wells Fargo branches while the nine months ended September 30, 1997 increased over the comparable period of the prior year by $1,423,000. Of this increase, approximately $1,479,000 was due to an increase in the average volume of interest bearing liabilities, and offset by a $56,000 reduction due to a 6 basis point decrease in the aggregate cost of funds.

NON-INTEREST INCOME
-------------------

Total non-interest income for the quarter ended September 30, 1997 increased by $1,517,000 from the comparable quarter of 1996. Of this amount, $1,110,000 is due to the receipt of life insurance proceeds on the death of former Bank President John Johnson in July of 1997, of which the Bank was the beneficiary. Origination fees on mortgage loans sold experienced a growth of $118,000 over the prior year. Service charges on deposit accounts also reflect the growth in deposit accounts and grew $158,000 as compared to the prior year.

Total non-interest income for the nine months ended September 30, 1997 increased by $1,732,000 from the comparable quarter of 1996. Of this amount, $1,280,000 is due to an increase in other income. This increase is also reflective of the life insurance proceeds discussed above. Services charges on deposit accounts have also grown by $297,000 over the prior period due to the increase in deposits. Origination fees on mortgage loans sold increased by $155,000 over the comparable period in 1996.


NON-INTEREST EXPENSE
--------------------

Total non-interest expense for the quarter ended September 30, 1997 increased $2,425,000 over the third quarter of 1996. Of this increase in non-interest expense, $1,304,000 reflects the increased salaries and employee benefits of the organization in its post-acquisitions structure. Occupancy and equipment increased $240,000 as the result of the additional locations and resulting equipment needs. Other expense increased $881,000 as the organization continues to incorporate the sizable growth that has taken place as well as the implementation of projects for the future benefit of the company. Included in other expense are $163,000 in Wells Fargo related expenses, including computer conversion and preparation, legal fees and marketing expenses, the recognition of $379,000 to reflect a survivor benefit due to the heirs of Mr. Johnson and $171,000 related to the settlement agreement with former President of Prairie Security Bank and First Community Bank, Michael D. Edwards. These items are not expected to be recurring.

Total non-interest expense for the nine months ended September 30, 1997 increased $4,241,000 over the first three quarters of 1996. Of this increase in the level of non-interest expense, $2,328,000 reflects the increased salaries and employee benefits of the organization in its post-acquisition structure. Occupancy and equipment increased $422,000 as the result of the additional locations and resulting equipment needs. Other expense increased $1,491,000 as the organization continues to incorporate the sizable growth that has taken place as well as the implementation of projects for the future benefit of the company. Included in this area are $154,000 in PSB transitional costs, including computer conversion and preparation, legal fees and marketing expenses, $163,000 in Wells Fargo related expenses, including computer conversion and preparation, legal fees and marketing expenses, the recognition of $379,000 to reflect a survivor benefit due to the heirs of Mr. Johnson and $171,000 related to the settlement agreement with former President of Prairie Security Bank and First Community Bank, Michael D. Edwards. These items are not expected to be recurring.

The Company has discovered two instances of embezzlement. These events have been fully investigated and reported to the appropriate authorities. The Company's bonding company has been notified and it is expected that full indemnification, net of deductible, will be forthcoming from the Company's bond.

The Company has accepted the resignation of Michael D. Edwards, President of First Community Bank. Mr. Edwards was formerly the President of Prairie Security Bank, which was acquired by the Company on February 7, 1997. The Company expects to recognize $195,000 in fiscal year 1997 for severance payments and other costs related to the separation.

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

                              FIRST COMMUNITY FINANCIAL GROUP, INC.
         (Registrant)


Date: August 14, 1997         By: /s/ KEN F. PARSONS
                                  -----------------------------------------
                                      Ken F. Parsons
                                      President, Chief Executive Officer


                              By: /s/ JAMES F. ARNESON
                                  -----------------------------------------
                                      James F. Arneson
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Principal Accounting Officer)