Form 10KSB40
period 1997-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1998-03-31
CIK 892449

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    FORM  10-KSB

          (mark one)
                [X] Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934 (fee required)
                    For the Fiscal Year ended December 31, 1997

                                         OR

                  [ ] Transition Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                                  (no fee required)
              For the Transition period from ________  to  _______

                     Commission File Number    0 - 24024
                                            -----------------

                       First Community Financial Group, Inc.
            ------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Washington                                    91-1277503
-------------------------------        -------------------------------------
(State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)

               721 College St. S.E., P.O. Box 3800, Lacey, WA  98503
               -----------------------------------------------------
                     (Address of principal executive offices)

Registrant's telephone number:    (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock,  $2.50 par value
                           --------------------------------
                                  (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ X ]

State the issuer's revenues for its most recent fiscal year:   $25,423,000
                                                            ------------------


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at December 31, 1997 - $33,436,000
      ----------------------------------

Number of shares of common stock outstanding as of December 31, 1997: 1,995,426
                                                                     ----------

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement") for use in connection with the annual meeting of shareholders to be held on May 12, 1998, are incorporated by reference into Parts II and III of this Annual Report.

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

On November 29, 1995, the Company acquired Northwest Community Bank ("NCB"), a state banking corporation chartered under the laws of the State of Washington in 1991 and merged it into FCB. The transaction was accomplished through an exchange of FCFG's stock for shares of NCB stock. The accompanying financial information has been prepared following the pooling-of-interests method of accounting and reflects the combined financial position and operating results of FCFG and NCB for all periods presented.

During 1996, Premises, Inc., a non-bank corporation formed for the purpose of acquiring and holding properties used by FCFG's banking subsidiaries, was merged into FCB.

On February 6, 1997 the Company acquired Prairie Security Bank, a three branch bank headquartered in Yelm, Washington with total assets of approximately $45 million. The purchase price of approximately $7,469,000 was a combination of cash and FCFG common stock. This in-market merger, accounted for as a purchase, allowed the Company to consolidate two branches in Yelm, as well as two in Olympia, Washington in addition to achieving certain other economies typical of such transactions.

On July 18, 1997, the Bank completed the purchase of four Wells Fargo Bank branches. This acquisition included $43,200,000 in deposits as well as branch facilities in Hoquiam, Montesano, Toledo and Winlock, Washington. The branches in Winlock, Toledo and Montesano represent further expansion of the Company's market area. The Hoquiam branch represents further penetration into an existing market.

The principal offices of FCFG, FCB, and Information Management Systems Inc., a subsidiary of FCFG ("IMS"), are located in Lacey, Washington. FCB is referred to as "The Bank".

The primary functions of FCFG are strategic planning for FCFG and its subsidiaries, capital planning and financing and overall financial management. FCFG also provides analysis of business opportunities including additional bank services, financial analysis and trends, analysis of potential acquisitions, and general delivery systems support such as data processing to its subsidiaries.

The Bank engages in general banking business through sixteen branches and a mortgage production office in Thurston, Grays Harbor, Lewis and Pierce Counties. The Bank's banking business includes the acceptance of demand, time and savings deposits and the making of loans. The Bank provides a full range of consumer banking services including: savings accounts, checking accounts, installment and commercial lending, safety deposit facilities, time deposits, Visa and MasterCard and other consumer and business-related financial services including the sale of non-deposit investment products.

Competition

The financial services industry is highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loans, finance companies, credit unions, brokerage houses and other financial institutions operating in the service area. Many of these financial institutions have merged or are in process of merging and many are larger in size than the Bank, with greater resources.

Employees

FCFG and its subsidiaries employed a total of 207 employees, consisting of 171 full time and 36 part time employees at December 31, 1997. Such employees are not represented by a union organization or other collective bargaining group, and management considers their relations with their employees to be very good.

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

Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company, unless the FRB finds the company's business activities to be incidental to the business of banking or managing or controlling banks. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after commencing any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

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

Transactions With Affiliates. FCFG and the Bank are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Section 23A of the Federal Reserve Act limits certain covered transactions. These covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate or acceptance of such securities as collateral, and the purchase by a bank subsidiary of an affiliate's assets. Section 23B of the Federal Reserve Act, among other things, restricts an institution from engaging in specified transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable, to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Tie-In Arrangements. FCFG and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither FCFG nor the Bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. In 1997, the FRB adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) created exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) established a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient a lower-cost service to customers. However, the impact of the amendments on FCFG and its subsidiaries is unclear at this time.

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

Regulation of State Banks

As a Washington state bank, the Bank is subject to primary regulation and examination by the Washington Director of Financial Institutions ("Director") and by the FDIC. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits (see below), interest rates, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The FDIC also may prohibit banks under its supervision from operating their business in what it considers to be an unsafe and unsound manner. Washington law allows state banks to invest, up to a specified amount of assets or net worth (as defined), in the equity securities of any business entity except an insurance or travel agency. This and certain other powers of state banks have been limited by federal legislation (for additional information see below, "Federal Legislation - Interstate Banking and Branching").

Loans to One Borrower. Washington law limits the amount of funds that a bank may lend to a single borrower to 20% of capital and surplus. For this purpose, capital includes (1) the amount of common stock outstanding and unimpaired, (2) the amount of preferred stock outstanding and unimpaired, and (3) capital notes or debentures issued pursuant to RCW 30.36. Surplus includes capital surplus, reflecting the amounts paid in excess of the par or stated value of capital stock, or amounts contributed to the bank other than for capital stock, and undivided profits. As of the end of FCFG's fiscal year for 1997, the Bank s lending limit was approximately $5,500,000.

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

Federal Legislation - Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks, effective as of September 29, 1995. Additionally, as of June 1, 1997, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also have "opted-in" early to these bank merger provisions by enacting non-discriminatory "opting-in" legislation to permit interstate mergers within their own borders before June 1, 1997. States may still impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

In 1996, Washington enacted "opting in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5% of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington s interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996,
(2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

Under its interstate banking statute, the State of Washington permits out-of-state banks meeting the above requirements to maintain and operate the Washington branches of a Washington bank with which the out-of-state bank engaged in an interstate combination. The out-of state bank may also operate additional branches in Washington to the same extent as any Washington bank may under applicable federal and state law. Unless prohibited by the laws of the out-of-state bank s home state, the out-of-state bank may exercise any powers that are authorized under Washington law for Washington banks. If additional powers are authorized under the laws of its home state, the out-of-state bank may seek written authorization from the Director to exercise such powers, if the exercise of the additional powers (1) will not threaten the safety and soundness of banks in Washington, and (2) will serve the convenience and needs of Washington consumers.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this legislation: (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

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

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

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

Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and
(5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain, among other things, at least 10% total risk-based capital and a leverage ratio of not less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% risk-based capital and a leverage ratio of at least 4%). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.
As of December 31, 1997, the Bank was not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

Until further action by the FDIC, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 basis points, have recently been adjusted by 4 basis points to a range of 0 to 27 basis points (as of October 1, 1996).

The Funds Act provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will continue to address comprehensive legislation on the merger of the funds and elimination of the thrift charter.

ITEM 2 - PROPERTIES

First Community Bank owns the property and building on which the Olympia East, Elma, Hoquiam - Timbermens, Hoquiam - Simpson, Lacey, Yelm, Fircrest, Eatonville, Winlock, Toledo, Montesano, Centralia and downtown Olympia branches are situated, as well as the property and building occupied by the Aberdeen branch, which opened March 9, 1998. The Tumwater branch is operated out of a building owned by FCB which is situated on leased property. The branch on 74th Street in South Tacoma is located in leased space in a two story office building. The Panorama City branch is operated out of leased space.

The Lacey branch is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, operations center and data processing facility. The Tumwater, Yelm, Olympia East, Eatonville, Winlock, Centralia, Aberdeen and Hoquiam branches are single story structures with drive-up facilities. The Elma and Toledo branches are two story structures with drive-up facilities. The Toledo branch is a single story structure with a walk up ATM. The Downtown Olympia branch is a two story structure with a drive-up. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.


ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation. At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1997, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in FCFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG's shares. The following data includes trades between individual investors and new issues of stock. It does not include the exercise of stock options or shares issued in the acquisition of Prairie Security Bank, nor does it include shares purchased by the Company as discussed in Note 19 of the consolidated financial statements.



                       # of Shares
    Period                Traded                Price Range
     1995                 25,938             $17.60 - $21.00

     1996                 61,036             $20.00 - $22.00

     1997                 44,969             $21.00 - $24.50


At December 31, 1997, options for 398,850 shares of FCFG common stock were outstanding. See Note 16 of the audited financial statements for additional information.

Number of Equity Holders

As of December 31, 1997, there were 1,250 holders of record of FCFG's common stock.


Dividends

There were no cash dividends declared in 1997 or 1996. In 1992, the Board of Directors adopted a policy to declare a stock dividend each year over the next five (5) years while FCFG is in a pattern of growth. The amount of the dividend to be paid will be determined by the Board of Directors and will depend on the growth experienced by FCFG and the profits generated. Stock dividends of 5% were issued on March 20, 1996, and April 15, 1997, respectively.

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations as filed March 31, 1998 in the Definitive Proxy Statement ("Proxy Statement").

ITEM 7 - FINANCIAL STATEMENTS

The Audited Consolidated Financial Statements of First Community Financial Group, Inc. as of and for the years ended December 31, 1997 and 1996 are hereby incorporated by reference to the Definitive Proxy Statement filed March 31, 1998.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24 months prior to December 31, 1997, FCFG has neither changed independent accountants, at either FCFG's election or by reason of the accountant's resignation, nor had any disagreements in regards to matters of accounting principles, practices or financial statement disclosure.

PART III
ITEM 9- DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists the name and certain information as of December 31, 1997 regarding the directors of FCFG or predecessor companies, and executive officers of FCFG and the Bank.


                            Year
                            Became
                            FCFG                                           FCFG Corporate         FCFG
Name and Age                Director        Principal Occupation            Affiliation        Term Expires
------------------------------------------------------------------------------------------------------------
Arneson, James F. (37)      N/A          Executive Vice President/Chief   FCFG-Secretary/         N/A
                                         Financial Officer, First         Treasurer
                                         Community Financial Group        FCB - Secretary/
                                                                          Treasurer
------------------------------------------------------------------------------------------------------------
DeTray, E. Paul (64)       1979          President, DeTray's Quality      FCFG - Chairman        1999
                                         Homes                            FCB - Director
------------------------------------------------------------------------------------------------------------
Durney, John D. (49)       1993          V.P./Co-Owner, Durney            FCFG - Director        1999
                                         Agency, Inc.                     FCB - Director
------------------------------------------------------------------------------------------------------------
Huber, John A. (53)         N/A          Executive Vice                   FCB - Director          N/A
                                         President/President Grays
                                         Harbor Region, First Community
                                         Bank
------------------------------------------------------------------------------------------------------------
Martin, Patrick (59)       1980          President, Patrick's Decorating  FCFG - Director        2000
                                         Center (1)                       FCB - Director
------------------------------------------------------------------------------------------------------------
Murphy, Michael (55)       1993          WA State Deputy Auditor          FCFG - Director        1999
                                                                          FCB - Director
------------------------------------------------------------------------------------------------------------
Panowicz, A. Richard (53)  1995          President, Archives Northwest,   FCFG - Director        1998
                                         V.P. Tab Northwest (2)           FCB - Director
------------------------------------------------------------------------------------------------------------
Parsons, Ken F. (52)       1979          President and CEO, First         FCFG - Vice Chairman   2000
                                         Community Financial Group        FCB - Chairman
------------------------------------------------------------------------------------------------------------
Wilcox, Kenneth (68)       1979          Retired Pharmacist               FCFG - Director        1998
                                                                          FCB - Director
------------------------------------------------------------------------------------------------------------

  (1) Mr. Martin serves as a director of Carpet Co-op of America, d/b/a Carpet One, and Leading Edge Marketing, both public companies which have a class of securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934.

   (2) Mr. Panowicz serves as chairman of the board of The Office Planning Group, Inc., a public company which has a class of securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934.

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

ITEM 10 -  EXECUTIVE COMPENSATION

Incorporated by reference to Executive Compensation, as filed in the Proxy Statement on March 31, 1998.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Ownership of FCFG Common Stock, as filed in the Definitive Proxy Statement on March 31, 1998.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Certain Relationships and Related Transactions, as filed in the Definitive Proxy Statement on March 31, 1998.


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

(10) a. The employment contract for Ken F. Parsons is hereby incorporated by reference from Exhibit 10 of Registrant's Form 10-QSB, as filed for quarter ended September 1996 under Commission File Number 33-52556.

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

(10) i. The Registrant's 1994 Stock Option Plan for Nonemployee Directors is hereby incorporated by reference from Exhibit 10 of the Registrant's Form 10-KSB for the year ending December 31, 1994, as filed March 30, 1995 under Commission File Number 0-24024.

(10) j. Purchase and Assumption Agreement between Wells Fargo Bank, N.A. and First Community Bank of Washington, dated March 5, 1997.

(10) k. Settlement Agreement between First Community Bank of Washington, Michael D. Edwards and Marieke Edwards, dated August, 1997.

(21)      Subsidiaries of Registrant

(24)      Powers of Attorney of Directors of First Community Financial Group,
          Inc.

(27)      Financial Data Schedule.

                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    FIRST COMMUNITY FINANCIAL GROUP, INC.


                    By:/s/    Ken F. Parsons
                       ------------------------------------------
                         Ken F. Parsons
                         President
                         Chief Executive Officer


                    By:/s/     James F. Arneson
                       ------------------------------------------
                         James F. Arneson
                         Executive Vice President
                         Chief Financial Officer
                         Principal Accounting Officer


/s/ Ken F. Parsons                           President           March 28, 1998
----------------------------
Ken F. Parsons


/s/ E. Paul DeTray                           Chairman            March 28, 1998
----------------------------
E. Paul DeTray*


/s/ John D. Durney                           Director            March 28, 1998
----------------------------
John D. Durney*


/s/ A. Richard Panowicz                      Director            March 28, 1998
----------------------------
A. Richard Panowicz*


/s/ Patrick L. Martin                        Director            March 28, 1998
----------------------------
Patrick L. Martin*


/s/ Michael N. Murphy                        Director            March 28, 1998
----------------------------
Michael N. Murphy*



* In accordance with Exhibit 24, Ken F. Parsons and James F. Arneson were appointed as attorney and agent to act on behalf of the aforementioned director in executing the 1997 Annual Report and Form 10-KSB to be filed with the Securities and Exchange Commission, and sign any and all amendments that pertain to such filings.