Form 10-Q
period 1998-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1998-05-15
CIK 892449

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM  10-Q

                                     (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998
                                                  --------------
                                         OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                      Commission File Number    0-24024
                                             --------------

                       First Community Financial Group, Inc.
         -----------------------------------------------------------------
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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Title of Class            Outstanding at March 31, 1998
                --------------            -----------------------------
                 Common Stock                       1,995,426

                       FIRST COMMUNITY FINANCIAL GROUP, INC.

                                 Table of Contents


PART I - FINANCIAL INFORMATION                                                  Page
Item 1    Financial Statements
          Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . .3
          Condensed Consolidated Statements of Income and Comprehensive Income .4
          Condensed Consolidates Statement of Stockholders' Equity . . . . . . .5
          Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . .6
          Notes to Condensed Consolidated Financial Statements . . . . . . . . .7

Item 2    Management's Discussion of Financial Condition and
          Analysis of Plan of Operations . . . . . . . . . . . . . . . . . . . .8

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets (Unaudited)


(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------
                                                                       March 31          December 31
                                                                        1998                 1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $    12,994         $    11,620
Interest bearing deposits in banks                                           962               5,648
Federal funds sold                                                        42,000              11,000
Securities available for sale                                             47,142              41,658
Securities held to maturity                                                  908                 959
Loans held for sale                                                        6,071               4,304

Loans                                                                    187,785             194,861
Less allowance for possible credit losses                                  2,201               2,122
     NET LOANS                                                           185,584             192,739

Premises and equipment                                                    10,469              10,683
Goodwill                                                                   7,782               7,884
Other assets                                                               8,195               7,979

     TOTAL ASSETS                                                    $   322,107         $   294,474


LIABILITIES
Deposits:
     Non-interest bearing                                            $    42,289         $    43,245
     Interest bearing                                                    247,243             219,876
TOTAL DEPOSITS                                                           289,532             263,121


Long term debt                                                             3,765               3,818
Other liabilities                                                          1,912               1,370
TOTAL LIABILITIES                                                        295,209             268,309

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                   4,988               4,988
     10,000,000 shares authorized, 1,995,426 shares issued
     in 1998, and 1,995,426 shares issued in 1997
Surplus                                                                   20,459              20,459
Retained earnings                                                          2,312               1,596
Accumulated other comprehensive income                                        55                  68
Guaranteed KSOP obligation                                                  (916)               (946)
     TOTAL STOCKHOLDERS' EQUITY                                           26,898              26,165

     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                       $   322,107         $   294,474




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)



(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------
                                                                                      Three months ended
                                                                                           March 31
---------------------------------------------------------------------------------------------------------
                                                                                     1998           1997
INTEREST INCOME
   Interest and fees on loans                                                       $4,897         $4,121
   Federal funds sold and deposits in banks                                            203             46
   Investments                                                                         787            305
   TOTAL INTEREST INCOME                                                             5,887          4,472

INTEREST EXPENSE
   Deposits                                                                          2,308          1,601
   Other                                                                                56             26
   TOTAL INTEREST EXPENSE                                                            2,364          1,627

   NET INTEREST INCOME                                                               3,523          2,845

Provision for possible credit losses                                                   130             60

   NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE CREDIT LOSSES                                                      3,393          2,785

NON-INTEREST INCOME
   Service charges on deposit accounts                                                 479            319
   Origination fees on mortgage loans sold                                             301            118
   Other income                                                                        310             93
   TOTAL NON-INTEREST INCOME                                                         1,090            530

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                    1,965          1,455
   Occupancy and equipment                                                             571            427
   Other expense                                                                       911            856
   TOTAL NON-INTEREST EXPENSE                                                        3,447          2,738

OPERATING INCOME BEFORE INCOME TAXES                                                 1,036            577

Income Taxes                                                                           320            164

NET INCOME                                                                          $  716         $  413

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding gains (losses) on securities arising during the period           (13)           (35)

COMPREHENSIVE INCOME                                                                $  703         $  378

EARNINGS PER SHARE DATA
   BASIC EARNINGS PER SHARE                                                         $  .37         $  .24
   DILUTED EARNINGS PER SHARE                                                       $  .34         $  .23

Weighted average number of common shares outstanding                             1,947,958      1,700,557

Weighted average number of common shares outstanding,
   Including dilutive stock options                                              2,100,009      1,819,977

Return on average assets                                                              0.93%          0.75%



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited)


(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997 and Three Months Ended March 31, 1998



                                                                                    Accumulated
                                                                                    Other               Guaranteed
                                             Common                   Retained      Comprehensive       Ksop
                                             Stock       Surplus      Earnings      Income              Obligation      Total

Balance, December 31, 1996                   $4,246      $13,745        $3,186          ($13)             $ (245)      $20,919

Net income                                       --           --           719            --                  --           719

Stock options exercised                          44          159            --            --                  --           203

5% stock dividend                               234        2,062        (2,309)           --                  --           (13)

Stock repurchased                              (306)      (2,206)           --            --                  --        (2,512)

Other comprehensive income                       --           --            --            81                  --            81

Stock issued for purchase of
   Prairie Security Bank                        770        6,699            --            --                  --         7,469

Net Increase in guaranteed
   KSOP obligation                               --           --            --            --                (701)         (701)


   BALANCE, DECEMBER 31, 1997                 4,988       20,459         1,596            68                (946)       26,165

Net income                                       --           --           716            --                  --           716

Other comprehensive income                       --           --            --           (13)                 --           (13)

Net decrease in guaranteed
   KSOP obligation                               --           --            --            --                  30            30

   BALANCE, MARCH 31, 1998                   $4,988      $20,459        $2,312           $55               ($916)      $26,898




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------
                                                                           Three months ended
                                                                                March 31
                                                                           1998          1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                            $   716        $   413
   Adjustments to reconcile net income to net cash provided
   by operating activities:
       Provision for possible credit losses                                  130             60
       Depreciation and amortization                                         294            245
       Amortization of goodwill                                              102             17
       Other - net                                                           802            974
       Originations of loans held for sale                                (8,878)        (3,954)
   Proceeds from sales of loans held for sale                              7,111          2,654
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 277            409

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing deposits in banks                      4,686           (817)
   Net (increase) decrease in Federal funds sold                         (31,000)         2.000
   Proceeds from sales of available-for-sale securities                    8,984              0
   Purchase of available-for-sale securities                             (14,926)        (4,665)
   Proceeds from maturities of held-to-maturity securities                    50          1,000
   Net (increase) decrease in loans                                        7,025        (41,367)
   Additions to premises and equipment                                       (80)        (2,084)
   Increase in goodwill                                                        0         (5,074)
   NET CASH (USED) BY INVESTING ACTIVITIES                               (25,261)       (51,007)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                               26,411         47,670
   Sale of common stock                                                        0          7,257
   Repurchase of common stock                                                  0         (2,511)
   Repayment of long-term borrowings                                         (53)           (23)
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              26,358         52,393

   NET CHANGE IN CASH AND DUE FROM BANKS                                   1,374          1,795

CASH AND DUE FROM BANKS:
   Beginning of period                                                    11,620          8,467

   END OF PERIOD                                                         $12,994        $10,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAYMENTS FOR:
       Interest                                                          $ 5,660        $ 1,538
       Taxes                                                                  30            170

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
   Other real estate acquired in settlement of loans                         943            192
Increase (decrease) in guarantee of KSOP obligation                          (30)           980



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results anticipated for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

3.   ACCOUNTING CHANGES

In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of the available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as "Other Comprehensive Income" in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the year ended December 31, 1997, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of tax, to record the available for sale securities portfolio at fair value at period end was previously reported as "Net unrealized gain (loss) on securities available for sale, net of tax" in the Company's consolidated balance sheets. That cumulative adjustment is now termed "Accumulated other comprehensive income". There was no effect on previously reported net income as a result of this reporting change.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report financial and descriptive information about their operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in addressing performance. The adoption of SFAS 131 is required for fiscal years beginning after December 15, 1997. Thus it will be effective for the year ending December 31, 1998, although interim presentations in the year of adopting are not required.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at March 31, 1998 of $322,107,000 represents a 9.4% increase over December 31, 1997 assets of $294,474,000. The increased assets are directly related to the corresponding 10.0% increase in total deposits. Deposits in the first quarter have been subjected to short term fluctuations in balances of as much as $40,000,000. The deposits at March 31, 1998 represented such a fluctuation. On March 31, 1998 a very large transactional depositor received wires totaling nearly $84,000,000. Nearly $44,000,000 was immediately wired out, leaving a net increase of $40,000,000 for the day. The balance of these funds were subsequently disbursed as well. As a consequence, the balance in federal funds sold increased by 282% from $11,000,000 at December 31, 1997 to $42,000,000 at March 31, 1998.

Loan balances in aggregate, net of loan loss reserve, decreased by $5,388,000, or 2.7%, to $191,655,000. The loan to deposit ratio decreased to 67.0% from 75.7% at December 31, 1997. This decrease is a result of the deposit transactions previously discussed. The average loan to deposit ratio through March 31, 1998 was 73.2%. The bank is operating in a competitive market and an
environment of historically low rates.   Loan balances are being subjected to
increased prepayments or refinancing of existing loans. The Company is actively managing the balance between protecting the credit quality of the portfolio and the addition to the portfolio of loans that satisfy desired rates and terms. Based on the number and amount of loans in process, as well as the bank's experience of softer first quarter loan demand, it is expected that loan volume will increase throughout the remainder of the year.

Nonperforming assets were as follows (dollars in thousands):


                                               March 31    December 31
                                                   1998           1997

Non-accrual loans                                $4,036         $4,381
Accruing loans past due 90 days or more             108            319
Foreclosed real estate                            2,871          2,105
Other assets                                        133            132
                                                 $7,148         $6,937


Total nonperforming assets increased three percent, or $211,000. This includes the effects of a $345,000 decrease in non-accrual loans, and a $766,000 increase in foreclosed real estate.

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

The allowance for possible credit losses increased $79,000 in the first quarter of 1998. The ratio of allowance for possible credit losses to total loans was increased to 1.17% from 1.09% at December 31, 1997. The dollar value change in the allowance consisted of $130,000 of provisions, offset by $51,000 in net charge offs.

Investment securities have increased by $5,433,000, or 12.7% during the first quarter to total $48,050,000. Portfolio management emphasis has been placed on acquiring primarily shorter term securities in this environment of historically low rates. The securities are highly marketable and are a primary source of liquidity for the Company.

CAPITAL

Consolidated capital of FCFG increased $733,000 during the first quarter of 1998. The components increasing this amount included increased retained earnings and a reduction in the guaranteed KSOP obligation, offset by a reduction in the balance of accumulated other comprehensive income.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 1998, the Company's leverage ratio was 5.92%, compared to 6.58% at year-end 1997. For regulatory purposes, the associated goodwill is treated as a reduction of capital. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At March 31, 1998, the Tier I capital ratio was 8.05%, and total capital was 8.98%.The similar ratios at December 31, 1997 were a Tier I capital ratio of 8.30% and a total capital ratio of 9.22%.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 1998  was $716,000, compared to
$413,000 for the three months ended March 31, 1997.   This 73.4% increase is due
to the growth experienced during 1997. The first quarter of 1998 includes the full effect of the assets acquired in connection with the Prairie Security Bank acquisition which occurred during the first quarter of 1997, as well as the acquisition of four Wells Fargo branches during the third quarter of last year.

As a result of this growth, increases are experienced in every category on the Statement of Income. Greater deposit balances created more earning assets upon which interest income is generated. Higher loan, federal funds sold, and investment balances correspondingly generated greater interest income. Those same deposit increases generated greater interest expenses. The expansion of depositors increased fees generated on such accounts. The expansion of the mortgage department is exhibited in the increased mortgage loan origination fees. The increased size of the Company brought a corresponding increase in infrastructure and the non-interest expenses incurred in operating the organization.

Net interest income for the three months ended March 31, 1998 increased
$678,000, or 24% over the comparable period in 1997.   The net interest margin
decreased 80 basis points from 6.35% to 5.55% over these periods.

Interest income for the three months ended March 31, 1998 increased $1,415,000
over the three months ended March 31, 1997.   Of  this increase, approximately
$1,709,000 is attributed to an increase in the average volume of earning assets, offset by approximately $291,000 as a result of a 71 basis point decrease in the aggregate yield on earning assets from 9.98% to 9.27%. The aggregate rate reduction was a factor of the relative mix of the earning investments and their rates. During the first quarter of 1998, a greater percentage of the bank's earning assets were invested in marketable securities than in previous periods. The yield earned on these securities is less than that earned on the loan portfolio, which has reduced the overall average yield on earning assets.

Total interest expense for the three months ended March 31, 1998 increased over the comparable period of the prior year by $737,000, or 45%. Of this increase, approximately $783,000 was due to an increase in the average volume of interest bearing liabilities, offset by $46,000 due to a 13 basis point decrease in the aggregate cost of funds.

Non-interest income has expanded by 105.7% over prior year. This increase is led by a 155% increase in mortgage loan origination fees, due to the expansion of the mortgage department and the current refinancing environment. Service charges on deposit accounts increased 50%, reflecting the bank's increased deposit base. Other income grew from $93,000 in the first quarter of 1997, to $310,000 in the current quarter due to growth in the sales of non-deposit investment products, income from introduction of debit card product and gain on asset sales.

Non-interest expenses for the first quarter of 1998 increased by $709,000, or 25.9% over the first quarter of 1997. This reflects the increased size of the organization and its operating costs. However, the ratio of non-interest expense to average assets declined 13% from 5.41 for the quarter ended March 31, 1997, to 4.69 in the current quarter, reflecting increased efficiencies. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased 26% from 4.36 for the quarter ended March 31, 1997 to 3.21 for the quarter ended March 31, 1998.

The Year 2000 presents a myriad of potential challenges for software and hardware providers. The Company is actively reviewing its systems to insure the Company is able to efficiently process in the new millennium. The review includes a study of the Company's hardware and software, a review of the Company's vendors, and an analysis of the credit and liquidity risks associated with customers who are not prepared for the conversion. It is estimated that the Company will be fully compliant to meet all operating and regulatory issues well in advance of December 31, 1999. Although not completely quantified, Year 2000 costs are not expected to exceed $150,000 and will be largely incurred during 1998 and 1999.

                       FIRST COMMUNITY FINANCIAL GROUP, INC.


PART II - OTHER INFORMATION



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (10)n  Amendment to Settlement Agreement
                      between Michael D. Edwards and
                      Marieke G. Edwards, and First Community
                      Financial Group, Inc. and First
                      Community Bank

               (27)   Financial Data Schedule

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

                                        FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                  (Registrant)


Date: May 14, 1997                      By:
                                           ------------------------------
                                             Ken F. Parsons
                                             President, Chief Executive Officer


                                        By:
                                           ------------------------------
                                             James F. Arneson
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Principal Accounting Officer)