Form 10-Q
period 1998-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1998-08-14
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-Q

                                   (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from ________ to ________


                      Commission File Number     0-24024
                                             -----------------

                      First Community Financial Group, Inc.
           ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Washington                               91 -1277503
   -----------------------------            --------------------------------
  (State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation or organization)


         721 College Street. SE, P.O. Box 3800, Lacey, WA  98509
         -------------------------------------------------------
                 (Address of principal executive offices)


             Registrant's telephone number:    (360) 459-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     ------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class                       Outstanding at June 30, 1998
     --------------                       ----------------------------
     Common Stock, $2.50 par value               2,108,560

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

                                Table of Contents

PART I - FINANCIAL INFORMATION


                                                                           Page
Item 1    Financial Statements
          Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . 3
          Condensed Consolidated Statements of Income and
          Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . 4
          Condensed Consolidated Statement of Stockholders' Equity . . . . . 5
          Condensed Consolidated Statements of Cash Flows. . . . . . . . . . 6
          Notes to Condensed Consolidated Financial Statements . . . . . . . 7

Item 2    Management's Discussion of Financial Condition and
          Analysis or Plan of Operations . . . . . . . . . . . . . . . . . . 9


PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


              FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets (Unaudited)


(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                            June 30       December 31
                                                                             1998            1997
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $ 14,949       $ 11,620
Interest bearing deposits in banks                                            5,946          5,648
Federal funds sold                                                           24,000         11,000
Securities available for sale                                                49,415         41,658
Securities held to maturity                                                     908            959
Loans held for sale                                                           4,330          4,304

Loans                                                                       190,101        194,861
Less allowance for credit losses                                              2,362          2,122
  NET LOANS                                                                 187,739        192,739

Premises and equipment                                                       10,338         10,683
Intangible assets                                                             7,697          7,884
Other assets                                                                  8,711          7,979

  TOTAL ASSETS                                                             $314,033       $294,474


LIABILITIES
Deposits:
  Non-interest bearing                                                     $ 46,012       $ 43,245
  Interest bearing                                                          234,952        219,876
TOTAL DEPOSITS                                                              280,964        263,121


Long term debt                                                                3,682          3,818
Other liabilities                                                             1,678          1,370
TOTAL LIABILITIES                                                           286,324        268,309

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                      5,271          4,988
  10,000,000 shares authorized, 2,108,560 shares issued
  in 1998, and 1,978,886 shares issued in 1997
Surplus                                                                      22,664         20,459
Retained earnings                                                               619          1,596
Accumulated other comprehensive income                                           12             68
Guaranteed KSOP obligation                                                     (857)          (946)
  TOTAL STOCKHOLDERS' EQUITY                                                 27,709         26,165

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $314,033       $294,474


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------
                                                            Three months ended          Six months ended
                                                                  June 30                    June 30
                                                            1998        1997           1998         1997
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest and fees on loans                                $4,973      $4,774         $9,870       $8,873
 Federal funds sold and deposits in banks                     168          84            371          238
 Investments                                                  745         243          1,532          459
 TOTAL INTEREST INCOME                                      5,886       5,101         11,773        9,570

INTEREST EXPENSE
 Deposits                                                   2,200       1,807          4,508        3,408
 Other                                                         57          35            113           61
 TOTAL INTEREST EXPENSE                                     2,257       1,842          4,621        3,469

 NET INTEREST INCOME                                        3,629       3,259          7,152        6,101
PROVISION FOR CREDIT LOSSES                                   130         190            260          250

 NET INTEREST INCOME AFTER PROVISION
    FOR CREDIT LOSSES                                       3,499       3,069          6,892        5,851

NON-INTEREST INCOME
 Service charges on deposit accounts                          492         366            971          685
 Origination fees on mortgage loans sold                      344         197            645          315
 Other income                                                 386         186            696          218
 TOTAL NON-INTEREST INCOME                                  1,222         749          2,312        1,218

NON-INTEREST EXPENSE
 Salaries and employee benefits                             2,021       1,848          3,986        3,277
 Occupancy and equipment                                      543         474          1,114          898
 Other expense                                              1,110       1,154          2,021        2,002
 TOTAL NON-INTEREST EXPENSE                                 3,674       3,476          7,121        6,177

OPERATING INCOME BEFORE INCOME TAXES                        1,047         342          2,083          892

Income Taxes                                                  295          94            615          263

NET INCOME                                                  $ 752       $ 248        $ 1,468        $ 629

OTHER COMPREHENSIVE INCOME, NET OF TAX
 Unrealized holding gains (losses) on securities              (43)         26            (56)          (9)
   arising during the period

COMPREHENSIVE INCOME                                        $ 709       $ 274        $ 1,412        $ 620

EARNINGS PER SHARE DATA
 BASIC EARNINGS PER SHARE                                   $0.37       $0.12          $0.72        $0.32
 DILUTED EARNINGS PER SHARE                                 $0.34       $0.12          $0.67        $0.30

Weighted average number of common shares                2,049,579   2,014,282      2,047,728    1,949,532
Weighted average number of common shares
    - including dilutive stock options                  2,205,738   2,141,642      2,203,887    2,076,892

Return on average assets                                    1.04%       0.38%          1.01%        0.58%


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
        Year Ended December 31, 1997 and Six Months Ended June 30, 1998


(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------

                                                                             Accumulated
                                                                             Other            Guaranteed
                                  Common                       Retained      Comprehensive    KSOP
                                  Stock          Surplus       Earnings      Income           Obligation          Total
BALANCE, DECEMBER 31, 1996        $4,246        $13,745         $3,186         $  (13)        $ (245)            $20,919

Net income                           - -            - -            719            - -            - -                 719

Stock options exercised               44            159            - -            - -            - -                 203

5% stock dividend                    234          2,062         (2,309)           - -            - -                 (13)

Stock repurchased                   (306)        (2,206)           - -            - -            - -              (2,512)

Other comprehensive income           - -            - -            - -             81            - -                  81

Stock issued for purchase of
  Prairie Security Bank              770          6,699            - -            - -            - -               7,469

Net increase in guaranteed
  KSOP obligation                    - -            - -            - -            - -           (701)               (701)


  BALANCE, DECEMBER 31, 1997       4,988         20,459          1,596             68           (946)             26,165

Net income                           - -            - -          1,468            - -            - -               1,468

Stock options exercised               45             92            - -            - -            - -                 137

5% stock dividend                    248          2,182         (2,445)           - -            - -                 (15)

Stock repurchased                    (10)           (69)           - -            - -            - -                 (79)

Other comprehensive income           - -            - -            - -            (56)           - -                 (56)

Net decrease in guaranteed
  KSOP obligation                    - -            - -            - -            - -             89                  89

  BALANCE, JUNE 30, 1998          $5,271        $22,664           $619            $12          ($857)            $27,709


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                                            Six months ended
                                                                                                 June 30
                                                                                          1998             1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                            $ 1,468            $ 629
  Adjustments to reconcile net income to net cash provided by (used in)
  Operating activities:
     Provision for credit losses                                                            260              250
     Depreciation and amortization                                                          571              501
     Gain on sale of loans                                                                  - -               40
     Amortization of intangible assets                                                      187               68
     Other - net                                                                            375           (1,332)
  Originations of loans held for sale                                                   (22,562)         (10,520)
  Proceeds from sales of loans held for sale                                             22,536            8,960
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        2,835           (1,404)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits in banks                            (298)           5,054
  Net (increase) decrease in Federal funds sold                                         (13,000)           4,000
  Proceeds from maturities of available-for-sale securities                              19,174              729
  Purchase of available-for-sale securities                                             (27,696)          (6,503)
  Proceeds from maturities of held-to-maturity securities                                    50            1,765
  Purchases of held-to-maturity securities                                                  - -             (500)
  Net (increase) decrease in loans                                                        4,740          (48,622)
  Additions to premises and equipment                                                      (226)          (2,526)
  Increase in intangible assets                                                               0           (5,006)
  NET CASH (USED) BY INVESTING ACTIVITIES                                               (17,256)         (51,609)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                               17,843           48,779
  Net  decrease in short-term borrowings                                                      0            3,000
  Sale of common stock                                                                      137            7,465
  Repurchase of common stock                                                                (79)          (2,511)
  Repayment of long-term borrowings                                                        (136)            (882)
  Payment for stock dividends fractional shares                                             (15)             (13)
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                              17,750           55,838

  NET CHANGE IN CASH AND DUE FROM BANKS                                                   3,329            2,825

CASH AND DUE FROM BANKS:
  Beginning of period                                                                    11,620            8,467

  END OF PERIOD                                                                         $14,949          $11,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR:
     Interest                                                                            $4,682           $1,538
     Taxes                                                                                  640              170

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  Other real estate acquired in settlement of loans                                       1,773              192
  Increase (decrease) in guarantee of KSOP obligation                                       (89)             980


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results anticipated for the year ending December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to 1998 presentation.

2.   BASIC AND DILUTED EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes that all dilutive stock options outstanding are exercised such that their dilutive effect is maximized.

The Company adopted SFAS No. 128, "Earnings per Share", effective in the fourth quarter of 1997. As a result, the Company's earnings per share for all periods have been restated. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:


                                                  Weighted
                                   Net            Average             Per Share
                                   Income         Shares              Amount

                                   Three months ended June 30, 1998
                                   --------------------------------
Basic earnings per share           $  752,000    2,049,579            $0.37
Stock options                                      156,159
Diluted earnings per share         $  752,000    2,205,738            $0.34

                                   Three months ended June 30, 1997
                                   --------------------------------
Basic earnings per share           $  248,000    2,014,282            $0.12
Stock options                                      127,360
Diluted earnings per share         $  248,000    2,141,642            $0.12

                                   Six months ended June 30, 1998
                                   --------------------------------
Basic earnings per share           $1,468,000    2,047,728            $0.72
Stock options                                      156,159
Diluted earnings per share         $1,468,000    2,203,887            $0.67

                                   Six months ended June 30, 1997
                                   --------------------------------
Basic earnings per share           $  629,000    1,949,532            $0.32
Stock options                                      127,360
Diluted earnings per share         $  629,000    2,076,892            $0.30


3.   ACCOUNTING CHANGE

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the region in which the Company operates, competitive products and pricing, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, and uncertainties associated with the impact of Year 2000 issues.

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at June 30, 1998 of $314,033,000 represents a 6.6% increase over December 31, 1997 assets of $294,474,000.
The increased assets are a reflection of the 6.8% increase in total deposits. The deposits at June 30, 1998 reflected a large temporary deposit. Over the last several days of June, 1998, the deposit balances of a large transactional depositor increased by nearly $29,500,000, most of which left the Bank shortly thereafter. Total average assets for the first half of 1998 were $291,385,000, 7.2% less than the June 30, 1998 balance of $314,033,000.
Average deposits for the first half of 1998 were $259,400,000, 7.7% less than the June 30, 1998 balance of $280,964,000.

Loan portfolio balances have decreased by $4,760,000, or 2.4%, to $190,101,000. The loan to deposit ratio decreased to 69.2% from 75.7% at December 31, 1997. This decrease is a result of the deposit transactions previously discussed. The average loan to deposit ratio for the six months ended June 30, 1998 was 74.6%. The bank is operating in a competitive market
and an environment of historically low rates.   Loan balances are being
subjected to increased prepayments or refinancing of existing loans. The Company is actively managing the balance between protecting the credit quality of the portfolio and the addition to the portfolio of loans that satisfy desired rates and terms.

Non-performing assets were as follows (dollars in thousands):


                                                  June 30    December 31
                                                     1998           1997
Non-accrual loans                                  $3,760         $4,381
Accruing loans past due 90 days or more               214            319
Foreclosed real estate                              3,627          2,105
Other assets                                          107            132
                                                   $7,708         $6,937


Total non-performing assets increased eleven percent, or $771,000. This includes the effects of a $621,000 decrease in non-accrual loans, and a $1,522,000 increase in foreclosed real estate as collateral is repossessed and moving toward liquidation.

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and anticipated economic conditions. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate.

The allowance for credit losses increased $240,000 in the first half of 1998. The ratio of allowance for credit losses to total loans was increased to 1.24% from 1.09% at December 31, 1997. The dollar value change in the allowance consisted of $260,000 of provisions, offset by $20,000 in net chargeoffs.

Investment securities have increased by $7,706,000, or 18.1% during the first half to total $50,323,000. Portfolio management emphasis has been placed on acquiring primarily shorter term securities in this environment of historically low rates. While the portfolio is reasonably defensive in the sense that maturities, or expected calls, have been kept shorter term, and the portfolio average life is under two years, the yield has remained stable during the first two quarters at 6.46%. The securities are highly marketable and are a primary source of liquidity for the Company.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 1998, cash, deposits in banks, Federal funds sold and securities available for sale totaled $94,310,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At June 30, 1998, federal funds borrowing lines of credit totaled $19,102,000 (5% of total assets plus $3,400,000) but was not used in the second quarter of 1998. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $15,702,000 (5% of total assets). This credit facility has remained unused in 1998.

Management believes the Bank's liquidity position at June 30, 1998, was adequate to meet its short term funding requirements.

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

CAPITAL

Consolidated capital of FCFG increased $1,544,000 during the first half of 1998. This increase primarily resulted from year-to-date net income of $1,468,000 in net income generated. The exercising of stock options and payments on the KSOP obligation, which is guaranteed by the company, also contributed to the increased capital. The repurchase of certain stock, the market value adjustment to available for sales securities (other comprehensive income) and fractional share cash disbursements related to the stock dividend reduced the balance of capital.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At June 30, 1998, the Company's leverage ratio was 6.64%, compared to 6.58% at year-end 1997. For regulatory purposes, certain intangible assets are treated as a reduction of capital. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At June 30, 1998, the Tier I capital ratio was 8.98%, and total capital was 10.00%. The similar ratios at December 31, 1997 were a Tier I capital ratio of 8.30% and a total capital ratio of 9.22%.

RESULTS OF OPERATIONS

GENERAL

Net income for the six months ended June 30, 1998 was $1,468,000, compared to $629,000 for the same period in 1997. This represents a 133% increase over the prior period. The combination of growth in asset base upon which to generate revenue, coupled with the efficiencies generated by the combination of the organizations, is producing the desired effect of the strategies employed in the acquisitions of 1997.

Net income for the three months ended June 30, 1998  was $752,000, compared
to $248,000 for the three months ended June 30, 1997.   This 203% increase is
due to the growth experienced during 1997. The second quarter of 1998 includes the full effect of the assets in connection with the acquisition of four Wells Fargo branches during the third quarter of 1997, along with the effects of the growth and the efficiencies generated from the 1997 acquisitions, including Prairie Security Bank in the first quarter of 1997.

Net interest income increased $1,051,000 for the six months ended June 30, 1998 over the same period for 1997. This represents a 17% increase from prior year. The net interest margin decreased 82 basis points from 6.49% to 5.67% over these periods. The net interest margin decrease has been a factor of decreasing rates in both assets and liabilities. The responsiveness to rates has been much more pronounced on loans and investments, as discussed below, than on the deposits because interest earned on loans and investments is more sensitive to changes in rates than deposits. Net interest income for the three months ended June 30, 1998 increased $370,000, or 11% over the comparable period in 1997.

Interest income for the six months ended June 30, 1998 increased $2,203,000
over the six months ended June 30, 1997.   Of  this increase, approximately
$2,912,000 is attributed to an increase in the average volume of earning assets, offset by approximately $709,000 as a result of a 85 basis point decrease in the aggregate yield on earning assets from 10.18% to 9.33%. The aggregate rate reduction was a factor of the relative mix of the earning assets and their rates. During the first half of 1998, a greater percentage of the bank's earning assets were invested in marketable securities than in previous periods. The yield earned on these securities is less than that earned on the loan portfolio, which has reduced the overall average yield on earning assets. If interest rates remain in this relatively low rate environment, it will continue to pressure the portfolio yield as securities mature and will be reinvested at generally lower rates. Conversely, if a greater percentage of earning assets are invested in loans, the overall yield of earning assets would increase. The Bank is taking measures to increase loan volume. For similar reasons, interest income for the three months ended June 30, 1998 increased $785,000 over the three months ended June 30, 1997.

Total interest expense for the six months ended June 30, 1998 increased over the comparable period of the prior year by $1,152,000, or 33%. Of this increase, approximately $1,265,000 was due to an increase in the average volume of interest bearing liabilities, offset by $113,000 resulting from a 15 basis point decrease in the aggregate cost of funds. Total interest expense for the three months ended June 30, 1998 increased over the comparable period of the prior year by $415,000, or 23%.

Non-interest income has expanded by 90% over prior year in the first half of 1998. This increase is led by a 105% increase in mortgage loan origination fees, due to the expansion of the mortgage department and the current refinancing environment. The growth rate in this area slowed to 75% in the comparable three months ending June 30 as the refinance activity began to ease. Service charges on deposit accounts increased 42% for the six months and 34% for the three months ended June 30, 1998. These increases continue to reflect the Bank's increased deposit base for the comparable periods. Other income grew $478,000 as compared to the first six months of 1997 and $200,000 for the three months ended June 30. The growth is primarily due to increased sales of non-deposit investment products, income from introduction of the Bank's debit card product and gain on asset sales and increased ATM fee income.

Non-interest expenses for the first half of 1998 increased by $944,000, or 15% over the first half of 1997. Similar comparisons of the three months ending June 30 shows an increase of only 6% as the infrastructure and staffing is more comparable by including the full effects of the Prairie Security Bank acquisition in each period. The 1998 results include the expenses incurred from the operation of the branches acquired from Wells Fargo while in 1997 they have not yet been incurred. The ratio of non-interest expense to average assets declined 15% from 5.73% for the six months ended June 30, 1997, to 4.89% in the current year, reflecting increased efficiencies. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased 28% from 4.60% for the six months ended June 30, 1997 to 3.30% for the six months ended June 30, 1998.

YEAR 2000
The Company is actively reviewing its systems to insure the Company is able to efficiently process in the new millennium. The review includes a study of the Company's hardware and software, a review of the Company's vendors, and an analysis of the credit and liquidity risks associated with customers who may not be prepared for the conversion. Based on current information, management believes that the Company will be fully compliant to meet all operating and regulatory issues well in advance of December 31, 1999. Although not completely quantified, costs of Year 2000 compliance are not expected to exceed $150,000 and will be largely incurred during 1998 and 1999. However, the impact of failure of computer systems of customers, certain vendors and others with whom the Company does business is uncertain and has not been quantified by the Company.

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

                                FIRST COMMUNITY FINANCIAL GROUP, INC.
                                             (Registrant)

Date: August 14, 1998           By: /s/ Ken F. Parsons
                                   ---------------------------------------
                                      Ken F. Parsons
                                      President, Chief Executive Officer


                                By:   /s/ James F. Arneson
                                   ---------------------------------------
                                        James F. Arneson
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Principal Accounting Officer)
