Form 10-Q
period 1998-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1998-11-13
CIK 892449

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-Q

                                  (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


              For the quarterly period ended SEPTEMBER 30, 1998
                                            ------------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

              For the transition period from ________ to ________


                  Commission File Number     0-24024
                                           -----------------


                     FIRST COMMUNITY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Washington                                91 -1277503
  -----------------------------         -----------------------------------
 (State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)

               721 College Street. SE, P.O. Box 3800, Lacey, WA  98509
               -------------------------------------------------------
                       (Address of principal executive offices)


                   Registrant's telephone number:    (360) 459-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                     -----      -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Class                       Outstanding at September 30, 1998
     --------------                       ----------------------------------
     Common Stock, $2.50 par value                    2,108,560

                       FIRST COMMUNITY FINANCIAL GROUP, INC.

                                 Table of Contents


PART I -  FINANCIAL INFORMATION                                                       Page
                                                                                     -----
Item 1    Financial Statements
          Condensed Consolidated Balance Sheets.....................................   3
          Condensed Consolidated Statements of Income and Comprehensive Income......   4
          Condensed Consolidated Statement of Stockholders' Equity..................   5
          Condensed Consolidated Statements of Cash Flows...........................   6
          Notes to Condensed Consolidated Financial Statements......................   7

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operation......................................................   9


PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..........................................  13

SIGNATURES..........................................................................  14

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets (Unaudited)


(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------
                                                                  September 30         December 31
                                                                      1998                 1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $ 14,557            $ 11,620
Interest bearing deposits in banks                                         44               5,648
Federal funds sold                                                      2,300              11,000
Securities available for sale                                          48,055              41,658
Securities held to maturity                                               807                 959
Loans held for sale                                                     4,133               4,304

Loans                                                                 190,513             194,861
Less allowance for credit losses                                        2,201               2,122
                                                                     --------            --------
    NET LOANS                                                         188,312             192,739

Premises and equipment                                                 10,128              10,683
Intangible assets                                                       7,595               7,884
Other assets                                                            6,853               7,979
                                                                     --------            --------
    TOTAL ASSETS                                                     $282,784            $294,474


LIABILITIES
Deposits:
    Non-interest bearing                                             $ 54,008            $ 43,245
    Interest bearing                                                  191,594             219,876
                                                                     --------            --------
TOTAL DEPOSITS                                                        245,602             263,121


Federal funds purchased                                                 3,000                   0
Long term debt                                                          3,012               3,818
Other liabilities                                                       2,190               1,370
                                                                     --------            --------
TOTAL LIABILITIES                                                     253,804             268,309

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                5,271               4,988
  10,000,000 shares authorized, 2,108,560 shares issued
  in 1998, and 1,978,886 shares issued in 1997
Surplus                                                                22,664              20,459
Retained earnings                                                       1,555               1,596
Accumulated other comprehensive income                                    302                  68
Guaranteed KSOP obligation                                               (812)               (946)
                                                                     --------            --------
    TOTAL STOCKHOLDERS' EQUITY                                         28,980              26,165


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $282,784            $294,474
                                                                     --------            --------
                                                                     --------            --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------
                                                                            Three months ended           Nine months ended
                                                                                September 30                September 30
                                                                           1998            1997          1998           1997
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                $4,945         $4,993        $14,815       $13,845
  Federal funds sold and deposits in banks                                      62            187            433           253
  Investments                                                                  863            619          2,395         1,212
                                                                            ------         ------        -------       -------
  TOTAL INTEREST INCOME                                                      5,870          5,799         17,643        15,310

INTEREST EXPENSE
  Deposits                                                                   2,079          2,126          6,587         5,534
  Other                                                                         50             37            163            98
                                                                            ------         ------        -------       -------
  TOTAL INTEREST EXPENSE                                                     2,129          2,163          6,750         5,632

  NET INTEREST INCOME                                                        3,741          3,636         10,893         9,678

PROVISION FOR CREDIT LOSSES                                                     65            475            325           725

  NET INTEREST INCOME AFTER PROVISION
    FOR CREDIT LOSSES                                                        3,676          3,161         10,568         8,953

Non-interest income
  Service charges on deposit accounts                                          477            436          1,448         1,120
  Origination fees on mortgage loans sold                                      277            191            922           506
  Other income                                                                 493          1,287          1,189         1,576
                                                                            ------         ------        -------       -------
  TOTAL NON-INTEREST INCOME                                                  1,247          1,914          3,559         3,202

NON-INTEREST EXPENSE
  Salaries and employee benefits                                             1,982          2,433          5,968         5,792
  Occupancy and equipment                                                      541            564          1,655         1,468
  Other expense                                                              1,132          1,546          3,153         3,485
                                                                            ------         ------        -------       -------
  TOTAL NON-INTEREST EXPENSE                                                 3,655          4,543         10,776        10,745

OPERATING INCOME BEFORE INCOME TAXES                                         1,268            532          3,351         1,410

Income Taxes                                                                   332           (228)           947            21

NET INCOME                                                                  $  936         $  760        $ 2,404       $ 1,389

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized holding gains on securities                                       290             37            234            28
    arising during the period

COMPREHENSIVE INCOME                                                        $1,226         $  797        $ 2,638       $ 1,417

EARNINGS PER SHARE DATA
  BASIC EARNINGS PER SHARE                                                   $0.44          $0.36          $1.17         $0.70
  DILUTED EARNINGS PER SHARE                                                 $0.41          $0.34          $1.09         $0.66

Weighted average number of common shares                                 2,108,560      2,082,299      2,052,890     1,973,535
Weighted average number of common shares
  - including dilutive stock options                                     2,264,719      2,215,329      2,209,049     2,106,565

Return on average assets                                                     1.31%          1.17%          1.12%         0.78%

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited) Year Ended December 31, 1997 and Nine Months Ended September 30, 1998



(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                                                 Other           Guaranteed
                                       Common                      Retained    Comprehensive        KSOP
                                        Stock       Surplus        Earnings        Income         Obligation      Total
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996             $4,246       $13,745          $3,186        $  (13)         $ (245)       $20,919

Net income                               --            --               719          --              --              719

Stock options exercised                    44           159            --            --              --              203

5% stock dividend                         234         2,062          (2,309)         --              --              (13)

Stock repurchased                        (306)       (2,206)           --            --              --           (2,512)

Other comprehensive income               --            --              --              81            --               81

Stock issued for purchase of
  Prairie Security Bank                   770         6,699            --            --              --            7,469

Net increase in guaranteed
  KSOP obligation                        --            --              --            --              (701)          (701)


  BALANCE, DECEMBER 31, 1997            4,988        20,459           1,596            68            (946)        26,165

Net income                               --            --             2,404          --              --            2,404

Stock options exercised                    45            92            --            --              --              137

5% stock dividend                         248         2,182          (2,445)         --              --              (15)

Stock repurchased                         (10)          (69)           --            --              --              (79)

Other comprehensive income               --            --              --             234            --              234

Net decrease in guaranteed
  KSOP obligation                        --            --              --            --               134            134


    BALANCE, SEPTEMBER 30, 1998        $5,271       $22,664          $1,555          $302           $(812)       $28,980

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------
                                                                                   Nine months ended
                                                                                      September 30
                                                                                   1998           1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                    $  2,404         $  1,389
  Adjustments to reconcile net income to net cash provided by (used in)
  Operating activities:
    Provision for credit losses                                                      325              725
    Depreciation and amortization                                                    949              778
    Gain on sale of loans                                                           --                 40
    Amortization of intangible assets                                                289              146
    Other - net                                                                    2,498           (2,532)
  Originations of loans held for sale                                            (33,236)         (16,774)
  Proceeds from sales of loans held for sale                                      33,407           14,514
                                                                                --------         --------
  NET CASH PROVIDED (used) BY OPERATING ACTIVITIES                                 6,636           (1,714)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing deposits in banks                               5,604            8,119
  Net (increase) decrease in Federal funds sold                                    8,700          (13,000)
  Proceeds from maturities of available-for-sale securities                       25,943            5,470
  Purchase of available-for-sale securities                                      (32,522)         (36,041)
  Proceeds from maturities of held-to-maturity securities                            150            2,265
  Purchases of held-to-maturity securities                                          --               (500)
  Net (increase) decrease in loans                                                 4,102          (57,833)
  Additions to premises and equipment                                               (394)          (4,590)
  Increase in intangible assets                                                     --             (5,204)
                                                                                --------         --------
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                11,583         (101,314)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                            (17,519)         100,443
  Net increase in federal funds purchased                                          3,000             --
  Sale of common stock                                                               137            7,651
  Repurchase of common stock                                                         (79)          (2,511)
  Long term borrowings                                                              --              2,750
  Repayment of long-term borrowings                                                 (806)            (837)
  Payment for stock dividends fractional shares                                      (15)             (13)
                                                                                --------         --------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               (15,282)         107,483

  NET CHANGE IN CASH AND DUE FROM BANKS                                            2,937            4,455

CASH AND DUE FROM BANKS:
  Beginning of period                                                             11,620            8,467

  END OF PERIOD                                                                  $14,557          $12,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR:
    Interest                                                                      $6,846           $5,486
    Taxes                                                                            790              430

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  Other real estate acquired in settlement of loans                                2,279              303
  Increase (decrease) in guarantee of KSOP obligation                               (134)             936

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results anticipated for the year ending December 31, 1998.

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

The Company adopted SFAS No. 128, "Earnings per Share", effective in the fourth quarter of 1997. As a result, the Company's earnings per share for all periods have been restated. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:


                                                                       Weighted
                                                      Net              Average            Per Share
                                                     Income             Shares              Amount
                                                     Three Months ended September 30, 1998
                                                ---------------------------------------------------
Basic earnings per share                        $   936,000            2,108,560          $0.44
Stock options                                                            156,159
Diluted earnings per share                      $   936,000            2,264,719          $0.41

                                                      Three Months ended September 30, 1997
                                                ----------------------------------------------------
Basic earnings per share                        $   760,000            2,082,299          $0.36
Stock options                                                            133,030
Diluted earnings per share                      $   760,000            2,215,329          $0.34

                                                      Nine Months ended September 30, 1998
                                                 ---------------------------------------------------
Basic earnings per share                         $2,404,000            2,052,890          $1.17
Stock options                                                            156,159
Diluted earnings per share                       $2,404,000            2,209,049          $1.09

                                                       Nine Months ended September 30, 1997
                                                 ----------------------------------------------------
Basic earnings per share                         $1,389,000            1,973,535          $0.70
Stock options                                                            133,030
Diluted earnings per share                       $1,389,000            2,106,565          $0.66

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

In September 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report financial and descriptive information about their operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in addressing performance. The adoption of SFAS 131 is required for fiscal years beginning after December 15, 1997. Thus it will be effective for the year ending December 31, 1998, although interim presentations in the year of adopting are not required.

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

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at September 30, 1998 of $282,784,000 represents a 4.0% decrease over December 31, 1997 assets of $294,474,000. Total average assets for the first three quarters of 1998 were $289,320,000, 2.3% greater than the September 30, 1998 balance. Total assets at September 30, 1998 reflect a balance more representative of balances throughout the quarter, unexaggerated by any large transactional deposit balances that have affected previous quarter-end balances. The decrease in assets reported for the third quarter is primarily a reflection of the decrease in total deposits and its corresponding reduction in Federal funds sold and interest bearing deposits. Prior quarter ends in 1998 and, to a lesser degree December 31, 1997, have been influenced by abnormally large deposits on or around the last day of the period. As a result, deposit balances on the final day of the quarter have been exaggerated along with the Federal funds sold item where such short term deposits are maintained to ensure the liquidity when the balances begin to be drawn down over the next few days.

Loan portfolio balances have decreased by $4,348,000, or 2.2%, to $190,513,000. The loan to deposit ratio increased in the third quarter to 77.6% from 74.1% at December 31, 1997. This relative increase is a result of the short term deposit reductions previously discussed. The average loan to deposit ratio for the nine months ended September 30, 1998 was 75.1%. The bank is operating in a
competitive market and an environment of historically low rates.   Loan balances
are being subjected to increased prepayments and refinancing of existing loans. The Company actively seeks to manage the balance between protecting the credit quality of the portfolio and the addition to the portfolio of loans that satisfy desired rates and terms.

Non-performing assets were as follows (dollars in thousands):


                                        September 30      December 31
                                                1998             1997

Non-accrual loans                             $2,088            $4,381
Accruing loans past due 90 days or more          411               319
Foreclosed real estate                         2,199             2,105
Other assets                                       0               132
                                             -------           -------
                                              $4,698            $6,937

Total non-performing assets have decreased 32%, or $2,239,000. This includes the effects of a $2,293,000 decrease in non-accrual loans, and a $94,000 increase in foreclosed real estate as collateral is repossessed and moving toward liquidation. The Company continues to make progress in the liquidation of non-performing assets acquired from Northwest Community Bank and Prairie Security Bank.

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

The allowance for credit losses increased $79,000 in the first three quarters of 1998. The ratio of allowance for credit losses to total loans was increased to 1.16% from 1.09% at December 31, 1997. The dollar value change in the allowance consisted of $325,000 of provision for credit loss, offset by $246,000 in net chargeoffs.

Investment securities have increased by $6,245,000, or 14.7% during the first three quarters to total $48,862,000. Portfolio management emphasis has been placed on acquiring primarily shorter term securities in this environment of historically low rates. While maturities, or expected calls, have been kept shorter term, and the portfolio average life is under two years, the yield has remained stable during the first three quarters at 6.43%. The securities are highly marketable and are a primary source of liquidity for the Company.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 1998, cash, deposits in banks, Federal funds sold and securities available for sale totaled $64,956,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At September 30, 1998, federal funds borrowing lines of credit totaled $17,539,000 (5% of total assets plus $3,400,000). The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $14,139,000 (5% of total assets). This credit facility has remained unused in 1998.

Management believes the Bank's liquidity position at September 30, 1998, was adequate to meet its short term funding requirements.

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities. The Company's net interest margin is affected by changes in the level of market interest rates. Management's objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.

Management considers any asset or liability which matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. Currently the Bank's interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

CAPITAL

Consolidated capital of FCFG increased $2,815,000 during the first three quarters of 1998. This increase primarily resulted from year-to-date net income of $2,404,000. The exercising of stock options and payments on the KSOP obligation, which is guaranteed by the Company, also contributed to the increased capital. The market value adjustment to available for sale securities (other comprehensive income) has provided an additional $234,000 in unrealized gains on investments during 1998. The repurchase of certain stock and fractional share cash disbursements related to the stock dividend reduced the balance of capital.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At September 30, 1998, the Company's leverage ratio was 7.74%, compared to 6.58% at year-end 1997. For regulatory purposes, certain intangible assets are treated as a reduction of capital. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At September 30, 1998, the Tier I capital ratio was 9.83%, and total capital was 10.82%.The similar ratios at December 31, 1997 were a Tier I capital ratio of 8.30% and a total capital ratio of 9.22%.

RESULTS OF OPERATIONS

GENERAL

Net income for the nine months ended September 30, 1998 was $2,404,000, compared to $1,389,000 for the same period in 1997. This represents a 73% increase over the prior period. The combination of growth in asset base upon which to generate revenue, coupled with the efficiencies generated by the integration of the acquired organizations, is producing the desired effect of the strategies employed in the acquisitions of 1997.

Net income for the three months ended September 30, 1998  was $936,000, compared
to $760,000 for the three months ended September 30, 1997.   The third quarter
represents the first period where 1997 and 1998 operations are directly comparable given the acquisitions that took place in February and July, 1997. Non-interest income for the third quarter 1997 was exaggerated by the realization of a non-recurring life insurance windfall.

Net interest income increased $1,215,000 for the nine months ended September 30, 1998 over the same period for 1997. This represents a 13% increase from prior year. The net interest margin decreased 51 basis points from 6.30% to 5.79% over these periods. The net interest margin decrease has been a factor of decreasing rates in both assets and liabilities. The responsiveness to rates has been much more pronounced on loans and investments, as discussed below, than on the deposits. Although the repricing frequency of loans are less than deposits, the magnitude of a rate change is greater for the loan portfolio than for deposits. Net interest income for the three months ended September 30, 1998 increased $105,000, or 3% over the comparable period in 1997.

Interest income for the nine months ended September 30, 1998 increased
$2,333,000 over the nine months ended September 30, 1997.   Of  this increase,
approximately $3,479,000 is attributed to an increase in the average volume of earning assets, offset by approximately $1,146,000 as a result of a 88 basis point decrease in the aggregate yield on earning assets from 10.24% to 9.36%. The aggregate rate reduction was a factor of the relative mix of the earning assets and their rates. During the first three quarters of 1998, a greater percentage of the bank's earning assets were invested in marketable securities than in previous periods. The yield earned on these securities is less than that earned on the loan portfolio, which has reduced the overall average yield on earning assets. If interest rates remain in this relatively low rate environment, it will continue to pressure the portfolio yield as securities mature and will be reinvested at generally lower rates. Conversely, if a greater percentage of earning assets are invested in loans, the overall yield of earning assets would increase. The Bank is taking measures to increase loan volume. Interest income for the three months ended September 30, 1998 increased $71,000 over the three months ended September 30, 1997.

Total interest expense for the nine months ended September 30, 1998 increased over the comparable period of the prior year by $1,118,000, or 20%. Of this increase, approximately $1,310,000 was due to an increase in the average volume of interest bearing liabilities, offset by $192,000 resulting from a 15 basis point decrease in the aggregate cost of funds. Total interest expense for the three months ended September 30, 1998 decreased over the comparable period of the prior year by $34,000, or 2%.

Non-interest income has expanded by 11% over prior year in the first three quarters of 1998. This increase is led by a 82% increase in mortgage loan origination fees, due to the current refinancing environment. The growth rate in this area slowed to 45% in the comparable three months ending September 30. Service charges on deposit accounts increased 29% for the nine months and 9% for the three months ended September 30, 1998. Other income decreased $387,000 from the first nine months of 1997 and $794,000 from the three months ended September
30. The relative decrease in these time periods is directly related to the receipt of life insurance proceeds on a former President of First Community Bank. This is an unusual item and without its impact, 1998 other income would have reported an increase over 1997 of 155% for the first nine months.

Non-interest expenses for the first three quarters of 1998 increased by $31,000, or 0.3% over the first three quarters of 1997. Similar comparisons of the three months ending September 30 shows a decrease of $888,000, or 20% as the infrastructure and staffing is comparable by including the full effects of both the Prairie Security Bank and Wells Fargo branch acquisitions in each period. The 1997 results include an expense recognized in relation to the life insurance proceeds. Excluding this unusual expense of approximately $379,000, 1998 year-to-date non-interest expense increased by $410,000, or 4%, while the non-interest expense for the three months ended September 30, 1998 has decreased by $509,000, or 12% from the results of the prior year. The 1998 results include the expenses incurred from the operation of the branches acquired from Wells Fargo, while in 1997 period includes little more than two months. The ratio of non-interest expense to average assets declined 19% from 6.10% (5.89% net of unusual insurance expenditure) for the nine months ended September 30, 1997, to 4.97% in the current year, reflecting increased efficiencies. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased 29% from 3.52% (3.21% net of unusual insurance effects) for the nine months ended September 30, 1997 to 2.49% for the nine months ended September 30, 1998.

YEAR 2000

The Year 2000 issue arises due to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. With the coming of the new millennium, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex computer systems to telephone systems, electrical power generation and distribution and ATMs.

To address this issue, the Company has developed a plan, including the formation of a team consisting of internal resources. The plan, which originated in 1997, has been in implementation since that time and has undergone appropriate modifications as warranted by changing circumstances. The Company has prioritized the various operating systems in use that could be effected by the Year 2000, and efforts to ensure compliance of core systems that are deemed to be critical to the Company's operations have been accelerated. The plan calls for these mission critical systems to be tested and certified compliant by December 31, 1998. According to the plan, the testing of other non-mission
critical systems are to be substantially complete by March 31, 1999.   The
Company is monitoring the efforts of its business partners, suppliers and customers involved in addressing the potential problem on a ongoing basis. Management is not aware of any circumstance that would preclude the substantial achievement of the milestone dates outlined in the plan. In the event the test of a mission critical system indicates that the system is not, or will not be Year 2000 compliant, contingency plans have been developed to convert processing applications to systems of other vendors.

The cost of the project, currently estimated to be approximately $500,000, consists primarily of capital expenditures for new or upgraded systems. Approximately half of these costs will be incurred in the fourth quarter of 1998, with the remaining amount expended in the first half of 1999.

Financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to this issue, and higher funding costs may come about if consumers react to publicity about the
issue by withdrawing deposits.   The bank could also be impacted if third
parties it deals with in conducting its business, such as governmental agencies, clearing houses, correspondent banks, telephone and power companies, and other service providers fail to properly address this issue. Accordingly, the Company's Year 2000 project team is identifying critical business interfaces, assessing potential problems, and where appropriate, developing contingency plans.

Because the Year 2000 issue has never previously occurred, it is not possible to foresee or quantify the overall financial and operational impact and/or to determine whether it will be material to the financial condition or operations of the Company. The foregoing estimates were derived using numerous assumptions about future events, including the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

                                   FIRST COMMUNITY FINANCIAL GROUP, INC.
                                               (Registrant)


Date: November 13, 1998            By: /s/ Ken F. Parsons
                                       ------------------------------------
                                         Ken F. Parsons
                                         President, Chief Executive Officer


                                   By: /s/ James F. Arneson
                                       ------------------------------------
                                         James F. Arneson
                                         Executive Vice President,
                                         Chief Financial Officer
                                         (Principal Accounting Officer)