Form 10-K405
period 1998-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1999-03-30
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        (mark one)
                /X/ Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                                 (fee required)
                   For the Fiscal Year ended December 31, 1998
                                             -----------------

                                       OR

                / /  Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                (no fee required)
                        For the Transition period from           to
                                                       ---------    ---------
                        Commission File Number 0 - 24024
                                               ---------

                      First Community Financial Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Washington                                     91-1277503
--------------------------------            ------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)


              721 College St. S.E., P.O. Box 3800, Lacey, WA 98503
              ----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:    (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $2.50 par value
                          -----------------------------
                                (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X     No
             ----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K /X/

State the issuer's revenues for its most recent fiscal year:    $28,408,000
                                                               --------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at December 31, 1998 - $46,242,476
      ----------------------------------

Number of shares of common stock outstanding as of December 31, 1998: 2,126,147
                                                                      ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement") for use in connection with the annual meeting of shareholders to be held on May 4, 1999, are incorporated by reference into Parts II and III of this Annual Report.

                                     PART I

ITEM 1 - BUSINESS

First Community Financial Group, Inc. ("FCFG" or "the Company") was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company. The company's name was changed to First Community Financial Group in July, 1992. In 1984, pursuant to a plan of reorganization, FCFG acquired all of the stock of First Community Bank of Washington ("FCB" or "Bank"), a state banking corporation chartered under the laws of the State of Washington in 1979.

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

On January 20, 1999, Information Management Systems ("IMS"), a non-banking corporation formed for the purpose of providing data processing services to the Bank, was merged with and into FCB.

The principal offices of FCFG and FCB are located in Lacey, Washington. The Bank engages in general banking business through fourteen branches and a mortgage production office in Thurston, Grays Harbor, Lewis and Pierce Counties. The Bank's banking business includes the acceptance of demand, time and savings deposits and the making of loans. The Bank provides a full range of consumer banking services including: savings accounts, checking accounts, installment, mortgage and commercial lending, safety deposit facilities, time deposits, Visa and MasterCard and other consumer and business-related financial services including the sale of non-deposit investment products.

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

EMPLOYEES

FCFG and its subsidiaries employed a total of 189 employees, consisting of 158 full time and 31 part time employees at December 31, 1998. Such employees are not represented by a union organization or other collective bargaining group, and management considers their relations with their employees to be very good.


                         BANK SUPERVISION AND REGULATION

The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may also be affected by changes in the policies of banking and other government regulators. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.


                                   THE COMPANY
GENERAL
As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and its subsidiaries, including the Bank.


BANK HOLDING COMPANY REGULATION
In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

         CONTROL OF NONBANKS. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

         CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

TRANSACTIONS WITH AFFILIATES
The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and the Bank must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT
Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

TIE-IN ARRANGEMENTS
The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and the Bank is unclear at this time.

STATE LAW RESTRICTIONS. As a Washington business corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law restricts and governs certain activities of the Bank.



                                    THE BANK

GENERAL
The Bank, as non-Fed member FDIC insured institution, is subject to regulation and examination by the FDIC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect stockholders of the bank or its holding company.

         CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

         FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of the Company believes that the Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect the Company's business operations.

INTERSTATE BANKING AND BRANCHING
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

DEPOSIT INSURANCE
The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS
The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank is currently subject to any regulatory restrictions on its dividends.

CAPITAL ADEQUACY
Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. the Company does not believe that these regulations have any material effect on their operations.

EFFECTS OF GOVERNMENT MONETARY POLICY
The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and the Bank cannot be predicted with certainty.

CHANGES IN BANKING LAWS AND REGULATIONS
The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. In 1998, legislation was proposed in the United States Congress which contained proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Although the legislation was not passed in the 1998 general session of Congress, similar legislation has been proposed in 1999 and may be proposed in the coming years which, if enacted into law, could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills may reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of the Company and the Bank might be affected thereby, cannot be predicted with certainty.

ITEM 2 - PROPERTIES

The Bank owns the property and building on which the, Elma, Hoquiam - Timbermens, Lacey, Yelm, Fircrest, Eatonville, Winlock, Toledo, Montesano, Centralia and downtown Olympia branches are situated, as well as the property and building occupied by the Aberdeen branch, which opened March 9, 1998. The Bank also owns land and buildings in Olympia and Hoquiam that had previously been bank branches. The Tumwater branch is operated out of a building owned by FCB which is situated on leased property. The Panorama City branch is operated out of leased space.

The Lacey branch is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, operations center and data processing facility. The Tumwater, Yelm, Eatonville, Winlock, Centralia, Aberdeen and Hoquiam branches are single story structures with drive-up facilities. The Elma and Toledo branches are two story structures with drive-up facilities. The Toledo branch is a single story structure with a walk up ATM. The Downtown Olympia branch is a two story structure with a drive-up. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.


ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation. At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1998, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

No broker makes a market in FCFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG's shares. The following data includes trades between individual investors and new issues of stock. It does not include the exercise of stock options or shares issued in the acquisition of Prairie Security Bank, nor does it include shares purchased by the Company as discussed in Note 11 of the consolidated financial statements.


                               # of Shares
     Period                      Traded                     Price Range

     1995                        25,938                    $17.60 - $21.00

     1996                        61,036                    $20.00 - $22.00

     1997                        44,969                    $21.00 - $24.50

     1998                        75,713                    $20.96 - $35.00




At December 31, 1998, options for 384,626 shares of FCFG common stock were outstanding. See Note 16 of the audited financial statements for additional information.

NUMBER OF EQUITY HOLDERS

As of December 31, 1998, there were 1,301 holders of record of FCFG's common stock.


DIVIDENDS

There were no cash dividends declared in 1998, 1997 or 1996. Stock dividends of 5% were issued on May 6, 1998, April 15, 1997, and March 20, 1996, respectively.

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

ITEM 6 - SELECTED FINANCIAL DATA


--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
($ in thousands, except per share data)                1998            1997           1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------
For the Year
     Net interest income                            $14,302         $12,106         $9,361          $9,410          $9,157
     Non-interest income                              4,996           4,263          1,824           1,723           2,013
     Non-interest expense and taxes                  15,693          15,650          9,324          10,213           8,772
--------------------------------------------------------------------------------------------------------------------------
Net income                                           $3,605            $719         $1,861            $920          $1,797
--------------------------------------------------------------------------------------------------------------------------
Per Common Share
     Basic Earnings Per Share(1)                      $1.74           $0.36          $1.01           $0.47           $0.98
--------------------------------------------------------------------------------------------------------------------------
Stock Dividends declared                                 5%              5%             5%              5%             10%
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
     Total Assets                                  $271,566        $294,474       $176,501        $177,832        $162,173
     Long-term debt                                   2,808           3,818          1,294           1,237          $1,113
     Stockholders' equity                            30,341          26,165         20,919          19,240          17,986
--------------------------------------------------------------------------------------------------------------------------



    (1) Earnings per Share for all periods prior to 1997 have been restated in connection with the adoption of SFAS 128.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS as set forth in the 1999 Annual Proxy Statement ("Proxy Statement").


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY, RATE SENSITIVITY AND MARKET RISK as set forth in the Proxy Statement.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Audited Consolidated Financial Statements, notes, and supplementary data called for by this item is incorporated by reference to the Proxy Statement.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24 months prior to December 31, 1998, FCFG has neither changed independent accountants, at either FCFG's election or by reason of the accountant's resignation, nor had any disagreements in regards to matters of accounting principles, practices or financial statement disclosure.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the sections entitled ELECTION OF DIRECTORS - INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE, MANAGEMENT, AND SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE, as set forth in the Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES - DIRECTOR COMPENSATION AND EXECUTIVE COMPENSATION, as set forth in the Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the sections entitled ELECTION OF DIRECTORS - INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE, AND OWNERSHIP OF FCFG COMMON STOCK, as set forth in the Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the section entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, as set forth in the Proxy Statement.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

(a)(1)       Financial Statements:

             The Audited Consolidated Financial Statements, notes, and supplementary data called for by this item is incorporated by reference to the Proxy Statement.

(a)(2)       Financial Statement Schedules.              None

(a)(3)       Exhibits.         See separate Exhibit Index

(b)          Reports on Form 8-K.                        None

(c)          Exhibits.         See separate Exhibit Index

(d)          Financial Statement Schedules:              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1999.

                                     FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                   (Registrant)



                                     By: /s/ Ken F. Parson
                                         --------------------------------------
                                         Ken F. Parsons
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1999.



Signatures                                                        Title
----------                                                        -----
Principal Executive Officer


/s/ Ken F. Parsons
-----------------------                    President, Chief Executive Officer, and Chairman of the Board
Ken F. Parsons


Chief Financial and Accounting Officer

/s/ James F. Arneson
-----------------------                    Executive Vice President and Chief Financial Officer
James F. Arneson


/s/ E. Paul DeTray
-----------------------                    Director
E. Paul DeTray


/s/ A. Richard Panowicz
-----------------------                    Director
A. Richard Panowicz


/s/ Patrick L. Martin
-----------------------                    Director
Patrick L. Martin


/s/ Michael N. Murphy
-----------------------                    Director
Michael N. Murphy


                                 EXHIBIT INDEX

Exhibit No.                    Exhibit Description
-----------                    -------------------

(3) a.   Amended and Restated Articles of Incorporation.(1)

(3) c.   Registrant's Bylaws.(2)

(10) a.  Employment contract for Ken F. Parsons.(3)

(10) b.  Employment contract for John A. Huber.(2)

(10) c.  1992 Stock Option Plan for Non-employee Directors.(4)

(10) d.  Second Amended Non-employee Directors Stock Option Plan.(4)

(10) e.  Employee Stock Option and Restricted Stock Award Plan.(4)

(10) f.  Executive Supplemental Income Plan.(4)

(10) g.  1994 Stock Option Plan for Non-employee Directors.(5)

(10) h. Settlement Agreement between First Community Bank of Washington, Michael D. Edwards and Marieke Edwards, dated August, 1997.(6)

(10) i.  Employment contract for James F. Arneson.

(21)     Subisidaries of Registrant.

(27)     Financial Data Schedule.



---------------------
(1) Incorporated by reference to Exhibit 3 of the Registrant's Registration Statement on Form 10Q-SB for the quarter ended October 31, 1996.

(2) Incorporated by reference to Exhibits 3 and 10 of the Registrant's Registration Statement on Form S-4 declared effective on November 20, 1992, Commission File No. 33-52556.

(3) Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10Q-SB for the quarter ended September 30, 1996.

(4) Incorporated by reference from Exhibit 10 of Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.

(5) Incorporated by reference to Exhibit 10 of Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.

(6) Incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10K-SB for the fiscal year ending December 31, 1997.