Form 10-Q
period 1999-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1999-05-17
CIK 892449

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1999

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                       Commission File Number  0-24024
                                              ---------

                    First Community Financial Group, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Washington                           91-1277503
   ---------------------------------  ------------------------------------
     (State or other jurisdiction     (IRS Employer Identification Number)
   of incorporation or organization)

           721 College Street. SE, P.O. Box 3800, Lacey, WA 98509
           ------------------------------------------------------
                  (Address of principal executive offices)


                  Issuer's telephone number: (360) 459-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                               Yes  X   No
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Title of Class                         Outstanding at March 31, 1999
       --------------                         -----------------------------
        Common Stock                                     2,139,918

                     FIRST COMMUNITY FINANCIAL GROUP, INC.

                             Table of Contents

PART I - FINANCIAL INFORMATION                                            Page
Item 1    Financial Statements
          Condensed Consolidated Balance Sheets                              3
          Condensed Consolidated Statements of Income and Comprehensive
          Income                                                             4
          Condensed Consolidates Statement of Stockholders' Equity           5
          Condensed Consolidated Statements of Cash Flows                    6
          Notes to Condensed Consolidated Financial Statements               7

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              8

Item 3    Year 2000 Issues                                                  10


PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                  13

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          MARCH 31  DECEMBER 31
                                                            1999       1998
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $13,395    $ 12,315
Interest bearing deposits in banks                            100         127
Federal funds sold                                         17,705       2,815
Securities available for sale                              34,315      35,418
Securities held to maturity                                   677         677
Loans held for sale                                         3,559       4,456

Loans                                                     197,310     194,361
Allowance for credit losses                                 2,396       2,290
      NET LOANS                                           194,914     192,071

Premises and equipment                                      9,863       9,474
Goodwill                                                    7,391       7,493
Other assets                                                6,908       6,720

      TOTAL ASSETS                                        $288,827   $271,566

LIABILITIES
Deposits:
  Non-interest bearing                                    $46,232    $ 46,538
  Interest bearing                                        205,612     189,049
TOTAL DEPOSITS                                            251,844     235,587

Long term debt                                              2,714       3,308
Other liabilities                                           2,962       2,330
TOTAL LIABILITIES                                         257,520     241,225

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                    5,350       5,315
  10,000,000 shares authorized, 2,139,918 shares issued
    in 1999, and 2,126,147 shares issued in 1998
Surplus                                                    22,950      22,849
Retained earnings                                           3,431       2,757
Accumulated other comprehensive income                         90          28
Guaranteed KSOP obligation                                   (514)       (608)
      TOTAL STOCKHOLDERS' EQUITY                           31,307      30,341

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $288,827    $271,566


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                              MARCH 31
                                                           1999        1998
INTEREST INCOME
  Interest and fees on loans                            $   4,737      $   4,897
  Federal funds sold and deposits in banks                     46            203
  Investments                                                 517            787
  TOTAL INTEREST INCOME                                     5,300          5,887
INTEREST EXPENSE
  Deposits                                                  1,704          2,308
  Other                                                        45             56
  TOTAL INTEREST EXPENSE                                    1,749          2,364
  NET INTEREST INCOME                                       3,551          3,523
PROVISION FOR CREDIT LOSSES                                   120            130
  NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
    CREDIT LOSSES                                           3,431          3,393
NON-INTEREST INCOME
  Service charges on deposit accounts                         459            479
  Origination fees on mortgage loans sold                     298            301
  Other income                                                313            310
  TOTAL NON-INTEREST INCOME                                 1,070          1,090
NON-INTEREST EXPENSE
  Salaries and employee benefits                            1,966          1,965
  Occupancy and equipment                                     570            571
  Other expense                                               966            911
  TOTAL NON-INTEREST EXPENSE                                3,502          3,447
OPERATING INCOME BEFORE INCOME TAXES                          999          1,036
Income Taxes                                                  325            320

NET INCOME                                              $     674      $     716

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains (losses) on securities
    arising during the period                                  62            (13)

COMPREHENSIVE INCOME                                    $     736      $     703

EARNINGS PER SHARE DATA
  BASIC EARNINGS PER SHARE                              $     .32      $     .35
  DILUTED EARNINGS PER SHARE                            $     .30      $     .32

Weighted average number of common shares outstanding    2,098,044      2,045,356

Weighted average number of common shares outstanding,
  Including dilutive stock options                      2,261,764      2,205,009
Return on average assets                                     1.00%          0.93%


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
Year Ended December 31, 1998 and Three Months Ended March 31, 1999

                                                        ACCUMULATED
                                                           OTHER       GUARANTEED
                           COMMON           RETAINED   COMPREHENSIVE      KSOP
                           STOCK   SURPLUS  EARNINGS      INCOME       OBLIGATION    TOTAL
Balance, December 31,
  1997                     $4,988  $20,459  $ 1,596        $ 68          $(946)     $26,165

Net income                    --       --     3,605          --             --        3,605

Stock options exercised        89      188       --          --             --          277

5% stock dividend             248    2,182   (2,444)         --             --          (14)

Stock repurchased             (10)     (70)      --          --             --          (80)

Other comprehensive
  income                       --       --       --         (40)            --          (40)

Income tax benefit from
  exercise of stock
  options                      --       80       --          --             --           80

Compensation expense for
  issuance of stock
  options                      --       10       --          --             --           10

Net decrease in
  guaranteed KSOP
  obligation                   --       --       --          --            338          338

  BALANCE, DECEMBER 31,
    1998                    5,315   22,849    2,757          28           (608)      30,341

Net income                    --       --       674          --             --          674

Stock options exercised        35      101       --          --             --          136

Other comprehensive
  income                      --       --        --          62             --           62

Net decrease in
  guaranteed KSOP
  obligation                  --       --        --          --             94           94

  BALANCE, MARCH 31, 1999  $5,350  $22,950  $ 3,431        $ 90          $(514)     $31,307


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                            1999          1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $    674      $    716
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses                               120           130
    Depreciation and amortization                             279           294
    Amortization of goodwill                                  102           102
    Other -- net                                              451           802
  Originations of loans held for sale                      (9,685)       (8,878)
  Proceeds from sales of loans held for sale               10,582         7,111
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 2,523           277

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing deposits in banks           27         4,686
  Net increase in Federal funds sold                      (14,890)      (31,000)
  Proceeds from sales of available-for-sale securities      5,884         8,984
  Purchase of available-for-sale securities                (4,632)      (14,926)
  Proceeds from maturities of held-to-maturity
    securities                                                  0            50
  Net (increase) decrease in loans                         (2,963)        7,025
  Additions to premises and equipment                        (668)          (80)
  NET CASH (USED) BY INVESTING ACTIVITIES                 (17,242)      (25,261)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                 16,257        26,411
  Sale of common stock                                        136             0
  Repayment of long-term borrowings                           (94)          (53)
  Repayment of short-term borrowings                         (500)            0
  NET CASH PROVIDED BY FINANCING ACTIVITIES                15,799        26,358

  NET CHANGE IN CASH AND DUE FROM BANKS                     1,080         1,374
CASH AND DUE FROM BANKS:
  Beginning of period                                      12,315        11,620
END OF PERIOD                                            $ 13,395      $ 12,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR:
    Interest                                             $  1,809      $  2,392
    Taxes                                                     200            30

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  ACTIVITIES:
  Other real estate acquired in settlement of loans           334           943
  Increase (decrease) in guarantee of KSOP obligation         (94)          (30)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results anticipated for the year ended December 31, 1999.

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

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at March 31, 1999 of $288,827,000 represents a 6.4% increase over December 31, 1998 assets of $271,566,000. The increased assets at March 31 is primarily a reflection of a deposit of approximately $15,000,000 at the end of the quarter. This deposit was withdrawn the following week returning deposits to normal levels for the first quarter. Excluding this temporary deposit, deposits increased 0.5% for the quarter.

The corresponding effect of the deposit referred to was the increase in Federal funds sold. Due to the size and the short term nature of the deposit, the funds were kept in Federal funds sold for liquidity purposes. Without the $15,000,000 in additional Federal funds sold, the balance would be comparable to the balance maintained at December 31, 1998.

Loan balances in aggregate, net of loan loss reserve, increased by $1,946,000, or 1.0%, to $198,473,000. The loan to deposit ratio decreased to 79.8% from 84.4% at December 31, 1998. The reduction in this ratio was caused by the temporary deposit discussed previously. Had this deposit not affected the deposit balances, the ratio would have increased slightly to 84.8%. The average loan to deposit ratio through March 31, 1999 was 84.6%.

Nonperforming assets were as follows (dollars in thousands):

                                                       MARCH 31   DECEMBER 31
                                                         1999        1998

Non-accrual loans                                       $1,027      $2,492
Accruing loans past due 90 days or more                    121         471
Foreclosed real estate                                   2,294       2,096
                                                        $3,442      $5,059

Total nonperforming assets decreased 32%, or $1,617,000. Non-accrual loans decreased $1,465,000, primarily due to the negotiated settlement of a loan position. Additional activity included a payoff from another financial institution re-financing a loan and two transfers of loans to foreclosed real estate. Collection efforts led to a $350,000 decrease in accruing loans past due 90 days or more. The increase of $198,000 in foreclosed real estate resulted from the transfer of two loans from non-accrual status, reduced by the sale of a property that had been included in the December 31, 1998 balance.

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

The allowance for credit losses increased $106,000 in the first quarter of 1999. The ratio of allowance for credit losses to total loans was increased slightly to 1.21% from 1.18% at December 31, 1998. The dollar value change in the allowance consisted of $120,000 of provisions, offset by $14,000 in net charge offs.

Investment securities have decreased by $1,103,000, or 3.1% during the first quarter to total $34,315,000. Portfolio balances have decreased as a result of the maturity of securities in the portfolio and principal payments on mortgage backed and related issues. Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank. Balances will increase and decrease as resource demands and liquidity dictates. The securities are highly marketable and are a primary source of liquidity for the Company.

CAPITAL

Consolidated capital of FCFG increased $966,000 during the first quarter of 1999. The net income for the first quarter and its corresponding increase to retained earnings was the primary component of this increase. The exercising of stock options, the reduction in the guaranteed KSOP obligation and an increase in other comprehensive income, essentially the excess market value of the security portfolio net of tax implications, provided the balance of this increase.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 1999, the Company's leverage ratio was 9.26%, compared to 8.59% at year-end 1998. For regulatory purposes, the associated goodwill is treated as a reduction of capital. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while Tier II capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At March 31, 1999, the Tier I capital ratio was 10.43%, and total capital was 11.45%.The similar ratios at December 31, 1998 were a Tier I capital ratio of 10.60% and a total capital ratio of 11.64%.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 1999 was $674,000, compared to $716,000 for the three months ended March 31, 1998. Net interest income for the three months ended March 31, 1999 increased $38,000, or 1.1% over the comparable period in 1998. The net interest margin increased 56 basis points from 5.55% to 6.11% over these periods.

Interest income for the three months ended March 31, 1999 decreased $587,000 over the three months ended March 31, 1998. Of this decrease, approximately $493,000 is attributed to a reduction in the average volume of earning assets along with a decrease of $94,000 from the 15 basis point decrease in the aggregate yield on earning assets from 9.27% to 9.12%. The aggregate rate, despite a reduction from prior year aggregate yield, benefited from a favorable weighting of the mix of earning assets toward loans, the higher yielding of earning assets. In the first quarter of 1998, average loan balances amounted to 75.5% of the average earning assets, with the balance being made up of investments and federal funds sold. In contrast, the average loan balance made up 83.9% of the average earning assets for the first quarter of 1999.

Total interest expense for the three months ended March 31, 1999 decreased over the comparable period of the prior year by $615,000, or 26%. Of this decrease, approximately $319,000 was due to a decrease in the average volume of interest bearing liabilities. A 57 basis point decrease in the aggregate cost of funds from 4.27% to 3.70% resulted in an additional reduction to interest expense of $296,000.

Non-interest income for the quarter ended March 31, 1999 was $20,000, or 1.8% less than the same period for 1998. This amount is attributed to the reduction in service charges on deposit accounts. While origination fees on mortgage loans sold decreased by $3,000, other non-interest income increased by $3,000.

Non-interest expenses for the first quarter of 1999 increased by $55,000, or 1.6% over the first quarter of 1998. Salaries and employee benefits and occupancy and equipment were effectively equal during the two time periods. Salaries and benefits increased by $1,000 while occupancy and equipment expense declined by $1,000. Other expenses increased by $55,000, or 6.0%. Most of the increased non-interest expenses have resulted from increased advertising and marketing expenses. The ratio of non-interest expense to average assets increased from 4.69 for the quarter ended March 31, 1998, to
5.20 in the current quarter. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets increased from
3.21 for the quarter ended March 31, 1998 to 3.61 for the quarter ended March 31, 1999.

                              YEAR 2000 ISSUES

The century date change for the Year 2000 is a serious issue that may impact virtually every organization, including FCFG. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calender years in the 1900s by assuming the "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because FCFG and the Bank interact with numerous customers, vendors and third party service providers who must also address the Year 2000 issue. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

FCFG'S STATE OF READINESS

FCFG and the Bank is committees to addressing these Year 2000 issues in a prompt and responsible manner, and have dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. FCFG's compliance program has several phases, including (1) project management; (2) assessment;
(3) testing; and (4) remediation and implementation.

PROJECT MANAGEMENT

FCFG has formed a Year 2000 compliance committee consisting of senior management and departmental representatives. Planning for Year 2000 compliance began in 1997, with a formal committee being formed in early 1998. A Year 2000 compliance plan was developed and regular meetings have been held to discuss the process, assign tasks, determine priorities and monitor progress. The committee regularly reports to the Company's Board.

ASSESSMENT

All of FCFG's and its subsidiary bank's computer equipment and mission critical software programs have been identified. This phase is complete. FCFG's primary software vendors were also assessed during this phase, and vendors who provide mission critical software have been contacted. FCFG is in the process of obtaining written certification from providers of material services that such providers are, or will be, Year 2000 compliant. Based upon its ongoing assessment of the readiness of its vendors, suppliers and service providers, FCFG is developing contingency plans addressing the most reasonably likely worst case scenarios. FCFG will continue to monitor and work with these vendors. FCFG has also identified, and began working with, the subsidiary bank's significant borrowers and funds providers to assess the extent to which they may be affected by Year 2000 issues.

TESTING

Updating and testing of FCFG and the Bank's automates systems is currently progressing. All testing of mission critical systems has been completed. Testing of non-mission critical systems will be complete by June 30, 1999. Upon completion, FCFG will be able to identify any internal computer systems that remain non-compliant.

REMEDIATION AND IMPLEMENTATION

This phase involves obtaining and implementing renovated software applications provided by FCFG's vendors. As these applications are received and implemented, FCFG will test them for Year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate, and is expected to be substantially complete by June 30, 1999.

ESTIMATED COSTS TO ADDRESS FCFG'S YEAR 2000 ISSUES

The total financial effect that Year 2000 will have on FCFG cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of FCFG's efforts will not be fully known until the year 2000 actually arrives. However, based on its initial assessment to date, FCFG does not believe that expenses related to meeting Year 2000 challenges will have a material effect on the operations or consolidated financial condition of FCFG. Year 2000 challenges facing vendors of mission critical software and systems, and facing FCFG's customers, could have a material effect on the operations or consolidated financial condition of FCFG, to the extent such parties are materially effected by such challenges.

RISKS RELATED TO YEAR 2000 ISSUES

The year 2000 poses certain risks to FCFG and the Bank and their operations. Some of these risks are present because FCFG purchases technology and information systems applications from other parties who face Year 2000 challenges. Other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all possible risks that FCFG may face moving into the millennium, management has identified the following significant potential risks:

FCFG lends significant amounts to businesses in its market area, If these businesses are adversely effected by the Year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely effect FCFG's financial performance. During the assessment phase of FCFG's Year 2000 program, each of the Bank's substantial borrowers were identified, and the Bank is working with such borrowers to ascertain their levels of exposure to Year 2000 problems. To the extent that the Bank is unable to assure itself of the Year 2000 readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to FCFG's provision for loan losses.

FCFG and the Bank, like many other companies, can be adversely effected by the Year 2000 triggered failures of other companies upon whom FCFG and the Bank depend for the functioning of their automated systems. Accordingly, FCFG's and the Bank's operations could be materially effected if the operations of mission critical third party service providers are adversely effected. As described above, FCFG has identified its mission critical vendors and is monitoring their Year 2000 compliance programs and is developing contingency plans.

FCFG'S CONTINGENCY PLANS

FCFG is in the process of developing specific contingency plans related to Year 2000 issues. As FCFG and the Bank continue the testing phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, FCFG is developing appropriate contingency plans that address the most reasonably likely "worst case" scenarios. Certain circumstances, as described above in "RISKS", may occur for which there are no completely satisfactory contingency plans.

                       FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27  Financial Data Schedule

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

                                       FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                 (Registrant)

Date: May 17, 1999                     By:  /s/ Ken F. Parsons
                                            -----------------------------------
                                            Ken F. Parsons
                                            President, Chief Executive Officer


                                       By:  /s/ James F. Arneson
                                            -----------------------------------
                                            James F. Arneson
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Accounting Officer)