Form 10-Q
period 1999-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1999-08-16
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                         Commission File Number 0-24024


                      First Community Financial Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Washington                                 91 -1277503
   ----------------------------------      ------------------------------------
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

                                                     Yes  X    No
                                                         ---       ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Class                     Outstanding at June 30, 1999
         --------------                     ----------------------------
         Common Stock, $2.50 par value              2,175,667

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 1    Financial Statements
          Condensed Consolidated Balance Sheets.................................... 3
          Condensed Consolidated Statements of Income and Comprehensive Income..... 4
          Condensed Consolidated Statement of Stockholders' Equity................. 5
          Condensed Consolidated Statements of Cash Flows.......................... 6
          Notes to Condensed Consolidated Financial Statements..................... 7

Item 2    Management's Discussion of Financial Condition and
          Analysis or Plan of Operations........................................... 8

Item 3    Year 2000 Issues.........................................................11

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.........................................13

SIGNATURES.........................................................................14

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)



(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                    June 30         December 31
                                                                                     1999              1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $ 16,560         $ 12,315
Interest bearing deposits in banks                                                       108              127
Federal funds sold                                                                     3,900            2,815
Securities available for sale                                                         32,407           35,418
Securities held to maturity                                                              677              677
Loans held for sale                                                                    3,270            4,456

Loans                                                                                213,903          194,361
Less allowance for credit losses                                                       2,472            2,290
     NET LOANS                                                                       211,431          192,071

Premises and equipment                                                                 9,731            9,474
Intangible assets                                                                      7,289            7,493
Other assets                                                                           6,515            6,720

     TOTAL ASSETS                                                                   $291,888         $271,566


LIABILITIES
Deposits:
     Non-interest bearing                                                           $ 53,567         $ 46,538
     Interest bearing                                                                199,405          189,049
TOTAL DEPOSITS                                                                       252,972          235,587


Short term borrowing                                                                   2,850              500
Long term debt                                                                         2,669            2,808
Other liabilities                                                                      1,967            2,330
TOTAL LIABILITIES                                                                    260,458          241,225

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                               5,439            5,315
     10,000,000 shares authorized, 2,175,667 shares issued
     in 1999, and 2,108,560 shares issued in 1998
Surplus                                                                               23,240           22,849
Retained earnings                                                                      3,329            2,757
Accumulated other comprehensive income                                                  (109)              28
Guaranteed KSOP obligation                                                              (469)            (608)
     TOTAL STOCKHOLDERS' EQUITY                                                       31,430           30,341

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $291,888         $271,566

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------
                                                      Three months ended                   Six months ended
                                                            June 30                             June 30
                                                     1999          1998                  1999            1998
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                    $    5,048     $    4,973           $    9,785      $    9,870
   Federal funds sold and deposits in banks              28            168                   74             371
   Investments                                          493            745                1,010           1,532
   TOTAL INTEREST INCOME                              5,569          5,886               10,869          11,773

INTEREST EXPENSE
   Deposits                                           1,744          2,200                3,448           4,508
   Other                                                 64             57                  109             113
   TOTAL INTEREST EXPENSE                             1,808          2,257                3,557           4,621

   NET INTEREST INCOME                                3,761          3,629                7,312           7,152

PROVISION FOR CREDIT LOSSES                             120            130                  240             260

   NET INTEREST INCOME AFTER PROVISION
      FOR CREDIT LOSSES                               3,641          3,499                7,072           6,892

NON-INTEREST INCOME
   Service charges on deposit accounts                  493            492                  952             971
   Origination fees on mortgage loans sold              291            344                  589             645
   Other income                                         381            386                  694             696
   TOTAL NON-INTEREST INCOME                          1,165          1,222                2,235           2,312

NON-INTEREST EXPENSE
   Salaries and employee benefits                     2,047          2,021                4,013           3,986
   Occupancy and equipment                              524            543                1,094           1,114
   Other expense                                      1,102          1,110                2,068           2,021
   TOTAL NON-INTEREST EXPENSE                         3,673          3,674                7,175           7,121

OPERATING INCOME BEFORE INCOME TAXES                  1,133          1,047                2,132           2,083

Income Taxes                                            364            295                  689             615

NET INCOME                                       $      769     $      752           $    1,443      $    1,468

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains (losses) on securities     (199)           (43)                (137)            (56)
     arising during the period

COMPREHENSIVE INCOME                             $      570     $      709           $    1,306      $    1,412

EARNINGS PER SHARE DATA
   BASIC EARNINGS PER SHARE                      $     0.36     $     0.37           $     0.68      $     0.72
   DILUTED EARNINGS PER SHARE                    $     0.34     $     0.34           $     0.64      $     0.67

Weighted average number of common shares          2,137,615      2,049,579            2,119,646       2,047,728
Weighted average number of common shares
      - including dilutive stock options          2,279,144      2,205,738            2,261,175       2,203,887

Return on average assets                              1.10%          1.04%                1.05%           1.01%

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
             Year Ended December 31, 1998 and Six Months Ended June 30, 1999


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated
                                                                              Other              Guaranteed
                                     Common                    Retained       Comprehensive      KSOP
                                     Stock       Surplus       Earnings       Income             Obligation       Total

BALANCE, DECEMBER 31, 1997           $4,988      $20,459        $ 1,596           $  68            $ (946)       $26,165

Net income                              - -          - -          3,605             - -               - -          3,605

Stock options exercised                  89          188            - -             - -               - -            277

5% stock dividend                       248        2,182         (2,444)            - -               - -            (14)

Stock repurchased                       (10)         (70)           - -             - -               - -            (80)

Other comprehensive income              - -          - -            - -             (40)              - -            (40)

Income tax benefit from exercise
    of stock options                    - -           80            - -             - -               - -             80

Compensation expense for
    issuance of stock options           - -           10            - -             - -               - -             10

Net decrease in guaranteed
    KSOP obligation                     - -          - -            - -             - -               338            338

    BALANCE DECEMBER 31, 1998         5,315       22,849          2,757              28              (608)        30,341


Net income                              - -          - -          1,443             - -               - -          1,443

Stock options exercised                 124          391            - -             - -               - -            515

Cash dividends                          - -          - -           (871)            - -               - -           (871)

Other comprehensive income              - -          - -            - -            (137)              - -           (137)

Net decrease in guaranteed
    KSOP obligation                     - -          - -            - -             - -               139            139

    BALANCE, JUNE 30, 1999           $5,439      $23,240        $ 3,329           $(109)           $ (469)       $31,430

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                          Six months ended
                                                                                               June 30
                                                                                        1999            1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                      $  1,443        $  1,468
     Adjustments to reconcile net income to net cash provided by (used in)
     Operating activities:
         Provision for credit losses                                                      240             260
         Depreciation and amortization                                                    547             571
         Amortization of intangible assets                                                204             187
         Other - net                                                                      (30)            375
     Originations of loans held for sale                                              (22,608)        (22,562)
     Proceeds from sales of loans held for sale                                        23,794          22,536
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          3,590           2,835

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits in banks                         19            (298)
     Net increase in Federal funds sold                                                (1,085)        (13,000)
     Proceeds from maturities of available-for-sale securities                         16,668          19,174
     Purchase of available-for-sale securities                                        (13,783)        (27,696)
     Proceeds from maturities of held-to-maturity securities                                0              50
     Net (increase) decrease in loans                                                 (19,600)          4,740
     Additions to premises and equipment                                                 (804)           (226)
     NET CASH USED BY INVESTING ACTIVITIES                                            (18,585)        (17,256)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                          17,385          17,843
     Net increase in short-term borrowings                                              2,350               0
     Sale of common stock                                                                 515             137
     Repurchase of common stock                                                             0             (79)
     Repayment of long-term borrowings                                                   (139)           (136)
     Payment for dividends                                                               (871)            (15)
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         19,240          17,750

     NET CHANGE IN CASH AND DUE FROM BANKS                                              4,245           3,329

CASH AND DUE FROM BANKS:
     Beginning of period                                                               12,315          11,620

     END OF PERIOD                                                                   $ 16,560        $ 14,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                                      $3,596          $4,682
         Taxes                                                                            840             640

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
     Other real estate acquired in settlement of loans                                    334           1,773
     Increase (decrease) in guarantee of KSOP obligation                                 (139)            (89)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results anticipated for the year ending December 31, 1999.

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

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at June 30, 1999 experienced a growth 7.5% over December 31, 1998 assets of $271,566,000 to $291,888,000. The increased assets are a reflection of the 7.4% increase in total deposits. Portfolio loan balances, excluding those loans held for sale, net of allowance, increased by 10.1% in the first six months of 1999. The second quarter growth in portfolio loans accounted for 8.5% of the total.

Loan portfolio balances have increased by $19,542,000, or 10.1%, to $213,903,000. The total loan to deposit ratio increased to 85.8% from 84.4% at December 31, 1998. The average loan to deposit ratio for the six months ended June 30, 1999 was 85.2% as this relationship was sustained. The bank is operating in a competitive market and an environment of, while rising, historically low rates. In spite of these conditions, loan balances were able to record such sizable increases with emphasis on maintaining the credit quality of the portfolio and the addition to the portfolio of loans that satisfy desired rates and terms.

Non-performing assets were as follows (dollars in thousands):

                                                    June 30      December 31
                                                       1999             1998
Non-accrual loans                                    $1,315           $2,492
Accruing loans past due 90 days or more                 128              471
Foreclosed real estate                                1,737            2,096
Other assets                                             20                0
                                                     $3,200           $5,059


Total non-performing assets were decreased by $1,859,000 or 36.7%. The reduction in these non-performing assets were consistent among the categories with the exception of other assets, where foreclosed assets at June 30, 1999 amounted to $20,000.

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

The allowance for credit losses increased $182,000 in the first half of 1999. The ratio of allowance for credit losses to total loans was decreased from 1.18% to 1.16% on June 30, 1999 due to loan growth and improvements in non-performing assets. The dollar value change in the allowance consisted of $240,000 of provisions, offset by $58,000 in net chargeoffs.

Investment securities have decreased by $3,011,000, or 8.5% during the first half of 1999 to total $33,084,000. Portfolio balances have decreased as a result of the maturity of securities in the portfolio and principal payments on mortgage backed and related issues. Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank. Balances will increase and decrease as resource demands and liquidity dictates. The securities are highly marketable and are a primary source of liquidity for the Company.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 1999, cash, deposits in banks, Federal funds sold and securities available for sale totaled $52,975,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At June 30, 1999, federal funds borrowing lines of credit totaled $20,594,000 (5% of total assets plus $6,000,000). The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $14,594,000 (5% of total assets). These credit facilities have been used regularly as a source of funds in 1999 as a result of loan balance growth.

Management believes the Bank's liquidity position at June 30, 1999, was adequate to meet its short term funding requirements.

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

CAPITAL

Consolidated capital of FCFG increased $1,089,000 during the first half of 1999. This increase primarily resulted from year-to-date net income of $1,443,000. The exercising of stock options and payments on the KSOP obligation, which is guaranteed by the Company, contributed $515,000 and $139,000, respectively, to the increased capital. Two items reduced the capital accounts. Cash dividend payments amounted to $871,000. Other comprehensive income, which consists of the after-tax market value adjustment to available for sale securities, decreased the consolidated capital by $137,000 during the first half of 1999. This unrealized adjustment to the securities portfolio is a reflection of the increase in market interest rates experienced, primarily in the second quarter, and will not be realized if securities are not sold prior to maturity.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At June 30, 1999, the Company's leverage ratio was 9.04%, compared to 8.59% at December 31, 1998. For regulatory purposes, certain intangible assets are treated as a reduction of capital. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At June 30, 1999, the Tier I capital ratio was 9.77%, and total capital was 10.74%. The comparable ratios at December 31, 1998 were a Tier I capital ratio of 10.60% and a total capital ratio of 11.64%.

RESULTS OF OPERATIONS

GENERAL

Net income for the six months ended June 30, 1999 was $1,443,000, compared to $1,468,000 for the same period in 1998. This represents a 4% decrease over the prior period. Pre-tax operating income, however, increased by 1% to $2,099,000. The income tax expense increase of 12% created the difference between the increased pre-tax income and after-tax decrease to income.

Net income for the three months ended June 30, 1999 was $769,000, compared to $752,000 for the three months ended June 30, 1998. This represents a 2% increase in net income for the two periods. Pre-tax operating income for the three month period also increased over the three months ended June 30, 1998. Pre-tax income in the second quarter increased by 8% to $1,133,000. Income taxes increased by 23% compared to 1998, when tax advantages related to an exercise of stock options provided tax benefits, to partially offset this operational increase.

Net interest income increased $180,000 for the six months ended June 30, 1999 over the same period for 1998. This represents a 3% increase from prior year. Interest rates on assets and liabilities were significantly lower during the first six months of 1999 than 1998. This had an effect of reducing both the rates at which assets generated income as well as reducing the interest expense paid on deposits and other liabilities. Despite the general reduction in interest rates during the interim time between these periods, increasing loan balances and their greater percentage in the mix of assets, enabled the net interest margin to increase to 6.14% from 5.67%. The three months ended June 30, 1999 provided $142,000 of the year-to-date increase in net interest income and was 4% more than was earned in the same period in 1998.

Interest income for the six months ended June 30, 1999 decreased $904,000 over the six months ended June 30, 1998. Of this decrease, approximately $649,000 is attributed to a decrease in the average volume of earning assets. Average earning assets for the first six months of 1999 are $14,254,000, or 6%, less than 1998. The reduction in the average rate earned on assets, which went from 9.33% to 9.13% for the six month period, decreased interest income by $255,000. A favorable trend exists, however, in the percentage of average loans to total average earning assets, which has increased to 85% from 76% in the first half of 1998. The average rate of return on assets decreased 20 basis points, even though the average loan rate decreased 57 basis points and investments decreased 38 basis points. The overall rate benefited from a greater balance of loans, which offer a higher rate than investments. Interest income for the three months ended June 30, 1999 was $317,000 lower than the same period in the previous year.

Total interest expense for the six months ended June 30, 1999 decreased $1,064,000, or 23%, from the comparable period of the prior year. Just as a general reduction in interest rates affected interest earned on assets, it also reduced the cost of funds on the liability side. In fact, the reduced cost of funds were even more pronounced than the decrease in interest earned both in terms of dollars and in rates. Of the total reduction in interest expense, $556,000 could be attributed to the reduction in the cost of funds. The average rate of expense for deposits and borrowings in the first half of 1999 decreased to 3.67% from 4.21% in the same period in 1998, a reduction of 54 basis points on the average rate of interest expense. The remaining decrease in interest expense of $508,000 was a result of lower levels of average liabilities. Total interest expense for the three months ended June 30, 1999 were $449,000 lower than the second quarter of 1998.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 47 basis points to 6.14% from 5.67% in the first half of 1998.

As interest rates have risen during 1999, particularly during the second quarter, the attractiveness of refinancing mortgages has been reduced. The effect of the increases in mortgage interest rates has been to reduce the relative demand for refinancing that existed in 1998 and consequently the volume of loans originated in 1999.

Non-interest income has decreased by $77,000, or 3%, from the first half of 1998. The primary reason for this decrease is the $56,000 difference in mortgage loan originations fees discussed previously. The three months ended June 30, 1999 accounted for $53,000 of this difference as interest rates increased the most during this period. Service charges on deposit accounts are also $19,000 less than in the first half of 1998, however, the second quarter exceeded prior year slightly. Total non-interest income for the three months ended June 30, 1999 decreased 5% to $1,165,0000 from the same period in 1998.

Non-interest expenses for the first half of 1999 increased by $54,000, or less than 1%, over the first half of 1998. Total non-interest expense for the second quarter of 1999 were virtually the same as those of the prior year. Increased expenses for advertising and marketing account for entire increase of $47,000 in the other expense category. The salary and benefits expense increase of $27,000 represents a less than 1% increase from 1998. The ratio of non-interest expense to average assets increased to 5.97% for the six months ended June 30, 1999 from 5.60% in 1998. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets increased to 4.11% for the six months ended June 30, 199 from 3.78% for the same period in 1998.

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

FCFG'S STATE OF READINESS

FCFG and the Bank are committed to addressing Year 2000 issues in a prompt and responsible manner, and have dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. FCFG's compliance program has several phases, including (1) project management; (2) assessment; (3) testing; and (4) remediation and implementation.

PROJECT MANAGEMENT. FCFG has formed a Year 2000 compliance committee consisting of senior management and departmental representatives. Planning for Year 2000 compliance began in 1997, with a formal committee being formed in early 1998. A Year 2000 compliance plan was developed and regular meetings have been held to discuss the process, assign tasks, determine priorities and monitor progress. The committee regularly reports to the Company's Board.

ASSESSMENT. All of FCFG's and its subsidiary bank's computer equipment and mission critical software programs have been identified. This phase is complete. FCFG's primary software vendors were also assessed during this phase, and vendors who provide mission critical software have been contacted. FCFG has obtained written certification from providers of material services that such providers are, or will be, Year 2000 compliant. Based upon its ongoing assessment of the readiness of its vendors, suppliers and service providers, FCFG is developing contingency plans addressing the most likely worst case scenarios. FCFG will continue to monitor and work with these vendors. FCFG has also identified, and began working with, the subsidiary bank's significant borrowers and funds providers to assess the extent to which they may be affected by Year 2000 issues.

TESTING. Updating and testing of FCFG and the Bank's automated systems are continuing. All testing of mission critical systems has been completed. Testing of non-mission critical systems will be complete by September 30, 1999. Upon completion, FCFG will be able to identify and resolve any internal computer systems that remain non-compliant.

REMEDIATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by FCFG's vendors. As these applications are received and implemented, FCFG will test them for Year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate, and this was substantially complete June 30, 1999.

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

FCFG'S CONTINGENCY PLANS

FCFG is in the process of developing specific contingency plans related to Year 2000 issues. As FCFG and the Bank continue the testing phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, FCFG is developing appropriate contingency plans that address the most likely "worst case" scenarios. Certain circumstances, as described above in "RISKS", may occur for which there are no completely satisfactory contingency plans.

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

                                      FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                           (Registrant)


Date: August 16, 1999                 By:  /s/ Ken F. Parsons
                                           -----------------------------------
                                           Ken F. Parsons
                                           President, Chief Executive Officer


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