Form 10-Q
period 1999-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 1999-11-15
CIK 892449

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

                                (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999
                                            ------------------
                                    OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ________


                     Commission File Number 0-24024
                                            --------

                 First Community Financial Group, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Washington                             91 -1277503
             ---------------                      -------------------
      (State or other jurisdiction         (IRS Employer Identification Number)
     of incorporation or organization)


       721 College Street. SE, P.O. Box 3800, Lacey, WA  98509
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

                        Yes  X    No
                            ---      ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Class                    Outstanding at September 30, 1999
         --------------                    ---------------------------------
         Common Stock, $2.50 par value              2,175,667

                 FIRST COMMUNITY FINANCIAL GROUP, INC.

                           Table of Contents


PART I - FINANCIAL INFORMATION                                                                              Page
Item 1            Financial Statements
                  Condensed Consolidated Balance Sheets                                                       3
                  Condensed Consolidated Statements of Income and Comprehensive Income                        4
                  Condensed Consolidated Statement of Stockholders' Equity                                    5
                  Condensed Consolidated Statements of Cash Flows                                             6
                  Notes to Condensed Consolidated Financial Statements                                        7

Item 2            Management's Discussion of Financial Condition and
                  Analysis or Plan of Operations                                                              8

Item 3            Year 2000 Issues                                                                           13

PART II - OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                                           15

SIGNATURES                                                                                                   16


                FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                 September 30       December 31
                                                                                     1999              1998
-------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                             $ 10,394         $ 12,315
Interest bearing deposits in banks                                                       139              127
Federal funds sold                                                                     2,600            2,815
Securities available for sale                                                         30,403           35,418
Securities held to maturity                                                              677              677
Loans held for sale                                                                    3,746            4,456

Loans                                                                                219,113          194,361
Less allowance for credit losses                                                       2,535            2,290
     NET LOANS                                                                       216,578          192,071

Premises and equipment                                                                 9,287            9,474
Intangible assets                                                                      7,187            7,493
Other assets                                                                           6,613            6,720

     TOTAL ASSETS                                                                   $287,624         $271,566


LIABILITIES
Deposits:
     Non-interest bearing                                                           $ 45,302         $ 46,538
     Interest bearing                                                                199,436          189,049
TOTAL DEPOSITS                                                                       244,738          235,587


Short term borrowing                                                                   6,676              500
Long term debt                                                                         2,075            2,808
Other liabilities                                                                      2,169            2,330
TOTAL LIABILITIES                                                                    255,658          241,225

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                                               5,439            5,315
     10,000,000 shares authorized, 2,175,667 shares issued
     in 1999, and 2,108,560 shares issued in 1998
Surplus                                                                               23,240           22,849
Retained earnings                                                                      4,091            2,757
Accumulated other comprehensive income                                                  (379)              28
Guaranteed KSOP obligation                                                              (425)            (608)
     TOTAL STOCKHOLDERS' EQUITY                                                       31,966           30,341

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $287,624         $271,566


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

-------------------------------------------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------
                                                      Three months ended                   Nine months ended
                                                         September 30                        September 30
                                                      1999            1998                1999             1998

INTEREST INCOME
   Interest and fees on loans                        $5,312         $4,945              $15,097         $14,815
   Federal funds sold and deposits in banks              14             62                   88             433
   Investments                                          478            863                1,488           2,395
   TOTAL INTEREST INCOME                              5,804          5,870               16,673          17,643

INTEREST EXPENSE
   Deposits                                           1,718          2,079                5,166           6,587
   Other                                                188             50                  297             163
   TOTAL INTEREST EXPENSE                             1,906          2,129                5,463           6,750

   NET INTEREST INCOME                                3,898          3,741               11,210          10,893

PROVISION FOR CREDIT LOSSES                             120             65                  360             325

   NET INTEREST INCOME AFTER PROVISION
      FOR CREDIT LOSSES                               3,778          3,676               10,850          10,568

NON-INTEREST INCOME
   Service charges on deposit accounts                  491            477                1,443           1,448
   Origination fees on mortgage loans sold              284            277                  873             922
   Other income                                         412            493                1,106           1,189
   TOTAL NON-INTEREST INCOME                          1,187          1,247                3,422           3,559

NON-INTEREST EXPENSE
   Salaries and employee benefits                     1,963          1,982                5,976           5,968
   Occupancy and equipment                              573            541                1,667           1,655
   Other expense                                      1,039          1,132                3,107           3,153
   TOTAL NON-INTEREST EXPENSE                         3,575          3,655               10,750          10,776

OPERATING INCOME BEFORE INCOME TAXES                  1,390          1,268                3,522           3,351

Income Taxes                                            434            332                1,123             947

NET INCOME                                            $ 956          $ 936              $ 2,399         $ 2,404

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains (losses) on securities     (270)           290                 (407)            234
     arising during the period

COMPREHENSIVE INCOME                                  $ 686        $ 1,226              $ 1,992         $ 2,638

EARNINGS PER SHARE DATA
   BASIC EARNINGS PER SHARE                           $0.44          $0.44                $1.13           $1.17
   DILUTED EARNINGS PER SHARE                         $0.41          $0.41                $1.06           $1.09

Weighted average number of common shares          2,175,667      2,108,560            2,130,239       2,052,890
Weighted average number of common shares
      - including dilutive stock options          2,317,196      2,264,719            2,271,767       2,209,049

Return on average assets                              1.33%          1.31%                1.15%           1.12%


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited) Year Ended December 31, 1998 and Nine Months Ended September 30, 1999

(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                              Other                Guaranteed
                                     Common                    Retained       Comprehensive        KSOP
                                     Stock       Surplus       Earnings       Income               Obligation     Total
BALANCE, DECEMBER 31, 1997           $4,988      $20,459          $1,596           $ 68           $ (946)        $26,165

Net income                              - -          - -           3,605            - -              - -           3,605

Stock options exercised                  89          188             - -            - -              - -             277

5% stock dividend                       248        2,182          (2,444)           - -              - -             (14)

Stock repurchased                       (10)         (70)            - -            - -              - -             (80)

Other comprehensive income              - -          - -             - -            (40)             - -             (40)

Income tax benefit from exercise
    of stock options                    - -           80             - -            - -              - -              80

Compensation expense for
    issuance of stock options           - -           10             - -            - -              - -              10

Net decrease in guaranteed
    KSOP obligation                     - -          - -             - -            - -              338             338

BALANCE DECEMBER 31, 1998             5,315       22,849           2,757             28             (608)         30,341


Net income                              - -          - -           2,399            - -              - -           2,399

Stock options exercised                 124          391             - -            - -              - -             515

Cash dividends                          - -          - -          (1,065)           - -              - -          (1,065)

Other comprehensive income              - -          - -             - -           (407)             - -            (407)

Net decrease in guaranteed
    KSOP obligation                     - -          - -             - -            - -              183             183

    BALANCE, SEPTEMBER 30, 1999      $5,439      $23,240          $4,091          $(379)           ($425)        $31,966


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended
                                                                                            September 30
                                                                                        1999            1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                       $ 2,399         $ 2,404
     Adjustments to reconcile net income to net cash provided by (used in)
     Operating activities:
         Provision for credit losses                                                      360             325
         Depreciation and amortization                                                    808             949
         Amortization of intangible assets                                                306             289
     Other - net                                                                          176           2,498
     Originations of loans held for sale                                              (37,081)        (33,236)
     Proceeds from sales of loans held for sale                                        37,791          33,407
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,759           6,636

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits in banks                        (12)          5,604
     Net decrease in Federal funds sold                                                   215           8,700
     Proceeds from maturities of available-for-sale securities                         18,344          25,943
     Purchase of available-for-sale securities                                        (13,783)        (32,522)
     Proceeds from maturities of held-to-maturity securities                                0             150
     Net (increase) decrease in loans                                                 (24,867)          4,102
     Additions to premises and equipment                                                 (621)           (394)
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 (20,724)         11,583

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                9,151         (17,519)
     Net increase in short-term borrowings                                              6,176           3,000
     Sale of common stock                                                                 515             137
     Repurchase of common stock                                                             0             (79)
     Repayment of long-term borrowings                                                   (733)           (806)
     Payment for dividends                                                             (1,065)            (15)
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         14,044         (15,282)

     NET CHANGE IN CASH AND DUE FROM BANKS                                             (1,921)          2,937

CASH AND DUE FROM BANKS:
     Beginning of period                                                               12,315          11,620

     END OF PERIOD                                                                    $10,394         $14,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                                      $5,545          $6,846
         Taxes                                                                          1,005             790

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
     Other real estate acquired in settlement of loans                                    334           2,279
         Increase (decrease) in guarantee of KSOP obligation                             (183)           (134)


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              (Unaudited)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results anticipated for the year ending December 31, 1999.

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

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at September 30, 1999 experienced a growth 5.9% over December 31, 1998 assets of $271,566,000 to $287,624,000.
Asset growth has been most significant in the loan portfolio. Loan portfolio growth has exceeded the aggregate asset growth and as such has caused a reduction in the securities portfolio as these resources are utilized in the funding of the loan growth. Deposit growth of 3.9%, or $9,151,000, as well as utilizing short term borrowing of an additional $6,176,000 since December 31, 1998 have also been a source of funding for the loan growth.

Loan portfolio balances have increased by $24,742,000, or 12.7%, to $219,113,000. The total loan to deposit ratio increased to 91.7% from 84.4% at December 31, 1998. The average loan to deposit ratio for the nine months ended September 30, 1999 was 87.7%. The bank is operating in a competitive market and an environment of, while rising, historically low rates. In spite of these conditions, loan balances were able to record such sizable increases with emphasis on maintaining the credit quality of the portfolio and the addition to the portfolio of loans that satisfy desired rates and terms.

Non-performing assets were as follows (dollars in thousands):

                                                                    September 30      December 31
                                                                            1999             1998
Non-accrual loans                                                         $1,221           $2,492
Accruing loans past due 90 days or more                                      484              471
Foreclosed real estate                                                     1,561            2,096
Other assets                                                                  12                0
                                                                          $3,278           $5,059

Total non-performing assets were decreased by $1,781,000 or 35.2%. The reduction in these non-performing assets were most prevalent in non-accrual loans and the amount of foreclosed real estate. Accruing loans past due 90 days or more number only three but the balance increased in the quarter to a level similar to December 31, 1998.

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

The allowance for credit losses increased $245,000 in the first three quarters of 1999. The ratio of allowance for credit losses to total loans was decreased from 1.18% to 1.16% on September 30, 1999 due to loan growth and improvements in non-performing assets. The dollar value change in the allowance consisted of $360,000 of provisions, offset by $115,000 in net chargeoffs.

Investment securities have decreased by $5,015,000, or 13.9% during the first three quarters of 1999 to total $31,080,000. Portfolio balances have decreased as a result of the maturity of securities in the portfolio and principal payments on mortgage backed and related issues. Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank. Balances will increase and decrease as resource demands and liquidity dictates. The securities are highly marketable and are a primary source of liquidity for the Company.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 1999, cash, deposits in banks, Federal funds sold and securities available for sale totaled $43,536,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At September 30, 1999, federal funds borrowing lines of credit totaled $19,546,000. The Bank also has preestablished borrowing lines available with the Federal Home Loan Bank of approximately $13,546,000 (5% of total assets). These credit facilities have been used regularly as a source of funds in 1999 as a result of loan balance growth.

Management believes the Bank's liquidity position at September 30, 1999, was adequate to meet its short term funding requirements.

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

CAPITAL

Consolidated capital of FCFG increased $1,625,000 during the first three quarters of 1999. This increase primarily resulted from year-to-date net income of $2,399,000. The exercising of stock options and payments on the KSOP obligation, which is guaranteed by the Company, contributed $515,000 and $183,000, respectively, to the increased capital. Two items reduced the capital accounts. Cash dividend payments amounted to $1,065,000. Other comprehensive income, which consists of the after-tax market value adjustment to available for sale securities, decreased the consolidated capital by $407,000 during the first three quarters of 1999. This unrealized adjustment to the securities portfolio is a reflection of the increase in market interest rates experienced in the second and third quarters, and will not be realized if securities are not sold prior to maturity.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At September 30, 1999, the Company's leverage ratio was 8.75%, compared to 8.59% at December 31, 1998. For regulatory purposes, certain intangible assets are treated as a reduction of capital. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 1999, the Tier I capital ratio was 9.65%, and total capital was 10.62%. The comparable ratios at December 31, 1998 were a Tier I capital ratio of 10.60% and a total capital ratio of 11.64%.

RESULTS OF OPERATIONS

GENERAL

Net income for the nine months ended September 30, 1999 was $2,399,000, compared to $2,404,000 for the same period in 1998. Pre-tax operating income, however, increased by 5% to $3,522,000. The income tax expense increase of 19% created the difference between the increased pre-tax income and after-tax decrease to net income.

Net income for the three months ended September 30, 1999 was $956,000, compared to $936,000 for the three months ended September 30, 1998. This represents a 2% increase in net income for the two periods. Pre-tax operating income for the three month period also increased over the three months ended September 30, 1998. Pre-tax income in the third quarter increased by 10% to $1,390,000. Income taxes increased by 31% compared to 1998 to partially offset this operational increase. Income tax expense was reduced in 1998 due to tax advantages realized on the exercise of certain stock options in 1998. Another factor that has affected the increased tax rate has been the higher level of provision for credit losses and the lower level of actual writeoffs, both of which provide less tax advantage over the previous period.

Net interest income increased $317,000 for the nine months ended September 30, 1999 over the same period for 1998. This represents a 3% increase from prior year. Interest rates realized on assets and liabilities were lower during the first nine months of 1999 than 1998, although the interest rate trend on new activity has been increasing. This had an effect of reducing both the income generated as well as reducing the interest expense paid on deposits and other liabilities. Despite the comparative reduction in interest rates realized between these time periods, increasing loan balances, and their greater balance as a percentage of assets, enabled the net interest margin to increase to 6.13% from 5.78%. The three months ended September 30, 1999 provided $157,000 of the year-to-date increase in net interest income and was 4% more than was earned in the same period in 1998.

Interest income for the nine months ended September 30, 1999 decreased $970,000 over the nine months ended September 30, 1998. Of this decrease, approximately $29,000 is attributed to a decrease in the average volume of earning assets. Average earning assets for the first nine months of 1999 amount to $7,415,000 less than 1998. The reduction in the average rate earned on assets, which went from 9.36% to 9.12% for the nine month period, decreased interest income by $941,000. The percentage of average loans to total average earning assets increased to 85% from 77% in the first three quarters of 1998. The average rate of return on assets decreased 24 basis points, even though the average loan rate decreased 60 basis points and investments decreased 57 basis points. The overall rate benefited from a greater balance of loans, which offer a higher yield than investments. Interest income for the three months ended September 30, 1999 was $66,000 lower than the same period in the previous year.

Total interest expense for the nine months ended September 30, 1999 decreased $1,287,000, or 19%, from the comparable period of the prior year. The reduction in interest expense has been from a combination of interest rate reductions and a decrease in the volume of interest bearing liabilities. The reduction in interest rates paid on deposits accounted for $662,000 in expense reduction while lower average deposit balances, particularly in time deposits, accounted for an additional $625,000 in reduced expenses. Interest expense on other borrowings, incurred in the funding of the loan growth, increased by $134,000 over the first nine months of 1998. The increased volume of borrowing increased the interest expense by $165,000 while the rate reduction due to the shorter term borrowing saved $31,000 in interest expense. The average rate paid on all interest bearing liabilities declined by 51 basis points to 3.65% from 4.16% in the first three quarters of 1998. Total interest expense for the three months ended September 30, 1999 were $223,000 lower than the third quarter of 1998.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 35 basis points to 6.13% from 5.78% in the first three quarters of 1998.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

                                                                1999                                        1998
                                                              Interest                                    Interest      Average
                                                 Average       Income         Average        Average       Income        Rates
                                                 Balance      (Expense)        Rates         Balance     (Expense)

     Earning Assets:
          Loans (Interest and fees)               $209,037      $15,097          9.66%        $193,108     $14,815        10.26%
          Federal funds sold                         2,443           88          4.82%          10,249         433         5.65%
          Investment securities                     33,041        1,488          6.02%          48,579       2,395         6.59%
     Total earning assets
          and interest income                     $244,521      $16,673          9.12%        $251,936     $17,643         9.36%


     Interest bearing liabilities:
          Deposits:
               Savings, NOW, and
                 Money Market Deposits            $111,633     $(2,121)          2.54%        $114,053    $(2,372)         2.78%
               Time deposits                        81,187      (3,045)          5.01%         100,090     (4,215)         5.63%
     Total interest bearing deposits               192,820      (5,166)          3.58%         214,143     (6,587)         4.11%

     Other borrowings                                7,205        (297)          5.51%           2,699       (163)         8.08%

     Total interest bearing liabilities
               and interest expense               $200,025     $(5,463)          3.65%        $216,842    $(6,750)         4.16%

     Net interest income                                        $11,210                                    $10,893
                                                                -------                                    -------
     Net interest margin as a percent
     percentage of average earning assets:                                       6.13%                                     5.78%


An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

                                                        1999 compared to 1998
                                                      Increase (decrease) due to
                                                     Volume      Rate         Net
Interest earned on:
     Loans                                            $ 974      $(692)       $282
     Federal funds sold and deposits in banks          (289)       (56)       (345)
     Investment securities                             (714)      (193)       (907)
       Total interest income                            (29)      (941)       (970)

Interest paid on:
     Savings, NOW and MMA                               (49)      (202)       (251)
     Time deposits                                     (741)      (429)     (1,170)
     Other borrowings                                   165        (31)        134
       Total Interest expense                          (625)      (662)     (1,287)

       Net interest income                             $596      $(279)       $317

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income has decreased by $137,000, or 4%, from the first three quarters of 1998. The primary reason for this reduction is a decrease of $225,000 in gains realized on the sale of properties and credit card portfolio that occurred in 1998. Mortgage refinancing has slowed dramatically in the industry as a result of the rapid increase in market interest rates making refinancing less favorable to the consumer. Total origination fees on mortgage loans have decreased by $49,000 in the first three quarters as compared to 1998. Despite less favorable market conditions, the three months ended September 30, 1999 exceeded the prior year by $7,000. Additionally, ATM network fee income increased by $57,000 due to the implementation of a convenience fee charged to non-customers for the use of the Bank's ATMs, and due to a 15% expansion in the number of ATMs deployed. Total non-interest income for the three months ended September 30, 1999 decreased 5% to $1,187,0000 from the same period in 1998.

Non-interest expenses for the first three quarters of 1999 decreased by $26,000 to $10,750,000 from $10,776,000 during the first three quarters of 1998. Total non-interest expense for the third quarter of 1999 accounted for this positive variance as they were $80,000 less than those of the prior year. Salary and benefit expenses are $8,000 higher than the first three quarters of 1998, but third quarter expenses alone were $19,000 less than prior year. The ratio of non-interest expense to average assets increased to 5.21% for the nine months ended September 30, 1999 from 4.97% in 1998 due to a reduction in average assets for 1999 as compared to 1998. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets increased to 3.50% for the nine months ended September 30, 1999 from 3.33% for the same period in 1998, also due to a decline in the balance of average assets in 1999.

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

ASSESSMENT All of FCFG's and its subsidiary bank's computer equipment and mission critical software programs have been identified. This phase is complete. FCFG's primary software vendors were also assessed during this phase, and vendors who provide mission critical software have been contacted. FCFG has obtained written certification from providers of material services that such providers are, or will be, Year 2000 compliant. Based upon its ongoing assessment of the readiness of its vendors, suppliers and service providers, FCFG has developed contingency plans addressing the most likely worst case scenarios. FCFG will continue to monitor and work with these vendors. FCFG has also identified the subsidiary bank's significant borrowers and funds providers and has assessed the extent to which they may be affected by Year 2000 issues.

TESTING Updating and testing of FCFG and the Bank's automated systems has been completed. All testing of mission critical systems has been completed.

REMEDIATION AND IMPLEMENTATION This phase involves obtaining and implementing renovated software applications provided by FCFG's vendors. As these applications are received and implemented, FCFG has tested them for Year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate. This phase is also complete.

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

FCFG'S CONTINGENCY PLANS

FCFG has developed specific contingency plans related to Year 2000 issues that address the most likely "worst case" scenarios. Certain circumstances, as described above in "RISKS", may occur for which there are no completely satisfactory contingency plans.

                FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10 j.     Executive Supplemental Income Agreement for Ken F. Parsons

         10 k.     Executive Supplemental Income Agreement for James F. Arneson

         10 l.     Executive Supplemental Income Agreement for Jon M. Jones

         10 m.     Employment Agreement Amendment for Ken F. Parsons

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

                                FIRST COMMUNITY FINANCIAL GROUP, INC.
                                              (Registrant)


Date: November 15, 1999          By:   /s/ Ken F. Parsons
                                       ---------------------------------------
                                       Ken F. Parsons
                                       President, Chief Executive Officer


                                 By:   /s/ James F. Arneson
                                       ---------------------------------------
                                       James F. Arneson
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Accounting Officer)