Form 10-K405
period 1999-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2000-03-29
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             (mark one)
                [X] Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (fee required)
                   For the Fiscal Year ended December 31, 1999
                                             -----------------
                                       OR

                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                (no fee required)
               For the Transition period from ________ to ________

                        Commission File Number 0 - 24024
                                               ---------
                      FIRST COMMUNITY FINANCIAL GROUP, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                    91-1277503
           ----------                                    ----------
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
                                (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

State the issuer's revenues for its most recent fiscal year: $27,189,000
                                                            --------------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at January 31, 2000 - $52,252,008
      ---------------------------------

Number of shares of common stock outstanding as of January 31, 2000: 2,177,167

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement") for use in connection with the annual meeting of shareholders to be held on May 9, 2000, are incorporated by reference into Parts II and III of this Annual Report.

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

On February 6, 1997 the Company acquired Prairie Security Bank, a three branch bank headquartered in Yelm, Washington with total assets of approximately $45 million. The purchase price of approximately $7,469,000 was a combination of cash and FCFG common stock. This in- market merger, accounted for as a purchase, allowed the Company to consolidate two branches in Yelm, as well as two in Olympia, Washington in addition to achieving certain other economies typical of such transactions.

On July 18, 1997, the Bank completed the purchase of four Wells Fargo Bank branches. This acquisition included $43,200,000 in deposits as well as branch facilities in Hoquiam, Montesano, Toledo and Winlock, Washington. The branches in Winlock, Toledo and Montesano represent further expansion of the Company's market area. The Hoquiam branch represents further penetration into an existing market.

On January 20, 1999, Information Management Systems ("IMS"), a non-banking corporation formed for the purpose of providing data processing services to the Bank, was merged with and into FCFG.

In February 1999, a lending office was opened in Puyallup, then in October 4, 1999, the Puyallup lending office expanded to a full service branch. The Puyallup branch represents further penetration into an existing Pierce County market.

The principal offices of FCFG and FCB are located in Lacey, Washington. The Bank engages in general banking business through fifteen branches and a mortgage production office in Thurston, Grays Harbor, Lewis and Pierce Counties. The Bank provides a full range of consumer banking services including: savings accounts, checking accounts, installment, mortgage and commercial lending, safety deposit facilities, time deposits, Visa and MasterCard and other consumer and business-related financial services including the sale of non-deposit investment products.

COMPETITION

The financial services industry is highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses and other financial institutions operating in the service area. Many of these financial institutions have merged or are in process of merging and many have greater resources than the bank.

EMPLOYEES

FCFG and its subsidiaries employed a total of 189 employees, consisting of 153 full time and 36 part time employees at December 31, 1999. Such employees are not represented by a union organization or other collective bargaining group, and management considers their relations with their employees to be very good.

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

                     CHANGES IN BANKING LAWS AND REGULATIONS

The laws and regulations that affect banks and bank holding companies have recently undergone significant changes. On November 12, 1999, the president signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

STATE LAW RESTRICTIONS

As a Washington business corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law restricts and governs certain activities of the Bank.

                                    THE BANK

GENERAL

The Bank, as a non-Fed member FDIC insured institution, is subject to regulation and examination by the FDIC and the State of Washington. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect stockholders of the bank or its holding company.

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

With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington. Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally- regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

ITEM 2 - PROPERTIES

The Bank owns the property and building on which the Aberdeen, Elma, Hoquiam - Timbermens, Lacey, Yelm, Fircrest, Eatonville, Winlock, Toledo, Montesano, Centralia and downtown Olympia branches are situated. The Tumwater branch is operated in a building owned by FCB which is situated on leased property. The Hawks Prairie, Panorama City and Puyallup branches are operated in leased space.

The Lacey branch is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, operations center and data processing facility. The Tumwater, Yelm, Eatonville, Winlock, Centralia, Aberdeen and Hoquiam branches are single story structures with drive-up facilities. The Elma, downtown Olympia and Montesano branches are two story structures with drive-up facilities. The Toledo branch is a single story structure with a walk up ATM. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation. At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1999, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

No broker makes a market in FCFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG's shares. The following data includes trades between individual investors and new issues of stock. It does not include the exercise of stock options or shares issued in the acquisition of Prairie Security Bank, nor does it include shares purchased by the Company as discussed in Note 12 of the consolidated financial statements.

                        # of Shares
         Period           Traded              Price Range
          1996            61,036            $20.00 - $22.00

          1997            44,969            $21.00 - $24.50

          1998            75,713            $20.96 - $35.00

          1999            37,937            $23.00 - $29.75

At December 31, 1999, options for 357,602 shares of FCFG common stock were outstanding. See Note 17 of the audited financial statements for additional information.

NUMBER OF EQUITY HOLDERS

As of December 31, 1999, there were 1,337 holders of record of FCFG's common stock.

DIVIDENDS

Cash dividends of $ .40, $ .09 and $.09 per share were issued on April 15, 1999, July 30, 1999 and October 30, 1999, respectively. There were no cash dividends declared in 1998, or 1997. Stock dividends of 5% were issued on May 6, 1998 and April 15, 1997, respectively.

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

ITEM 6 - SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------
($ in thousands, except per share data)         1999       1998        1997        1996        1995
-----------------------------------------------------------------------------------------------------
For the Year
     Net interest income after provision
        for credit losses                     $ 11,348   $ 14,302    $ 12,106    $  9,361    $  9,410
     Non-interest income                         4,619      4,883       4,163       1,824       1,723
     Non-interest expense and taxes             14,607     15,580      15,550       9,324      10,213
-----------------------------------------------------------------------------------------------------
Net income                                    $  1,360   $  3,605    $    719    $  1,861    $    920
-----------------------------------------------------------------------------------------------------
Per Common Share
     Basic Earnings Per Share1                $    .64   $   1.74    $   0.36    $   1.01    $   0.47
-----------------------------------------------------------------------------------------------------
Stock Dividends declared                          --            5%          5%          5%          5%
     Cash Dividends Paid                      $    .58
-----------------------------------------------------------------------------------------------------
Balance Sheet Data:
     Total Assets                             $292,773   $271,566    $294,474    $176,501    $177,832
     Long-term debt                              2,030      2,808       3,818       1,294       1,237
     Stockholders' equity                       30,618     30,341      26,165      20,919      19,240
-----------------------------------------------------------------------------------------------------

    (1) Earnings per Share for all periods prior to 1997 have been restated in connection with the adoption of SFAS 128.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS as set forth in the 2000 Annual Proxy Statement ("Proxy Statement").

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24 months prior to December 31, 1999, FCFG has not changed independent accountants, at either FCFG's election or by reason of the accountant's resignation.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the sections entitled ELECTION OF DIRECTORS - INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE, AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, as set forth in the Proxy Statement.

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

(a)(2)       Financial Statement Schedules.     None

(a)(3)       Exhibits.                          See separate Exhibit Index

(b)          Reports on Form 8-K.               None

(c)          Exhibits.                          See separate Exhibit Index

(d)          Financial Statement Schedules:     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                        FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                  (Registrant)

                                        By: /S/ Ken F. Parsons
                                           ------------------------------
                                           Ken F. Parsons
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2000.

SIGNATURES                                              TITLE


Principal Executive Officer

/s/ Ken F. Parsons                      President, Chief Executive Officer, and
-----------------------------           Chairman of the Board
Ken F. Parsons


Chief Financial and Accounting Officer

/s/ James F. Arneson                    Executive Vice President and Chief
-----------------------------           Financial Officer
James F. Arneson

/s/ E. Paul Detray                      Director
-----------------------------
E. Paul DeTray

/s/ A. Richard Panowicz                 Director
-----------------------------
A. Richard Panowicz

/s/ Patrick L. Martin                   Director
-----------------------------
Patrick L. Martin

/s/ Michael N. Murphy                   Director
-----------------------------
Michael N. Murphy

                                  EXHIBIT INDEX

Exhibit No.                    Exhibit Description
-----------                    -------------------

(3) a.      Amended and Restated Articles of Incorporation.(1)

(3) c.      Registrant's Bylaws.(2)

(10) a.     Employment contract for Ken F. Parsons.(3)

(10) b.     1992 Stock Option Plan for Non-employee Directors.(4)

(10) c.     Second Amended Non-employee Directors Stock Option Plan.(4)

(10) d.     Employee Stock Option and Restricted Stock Award Plan.(4)

(10) e.     Executive Supplemental Income Plan.(4)

(10) f.     1994 Stock Option Plan for Non-employee Directors.(5)

(10) g.     Employment contract for James F. Arneson.(7)

(10) h. 1999 Employee Stock Option and Restricted Award Plan and form of agreements.

(10) i. Employee Stock Option and Restricted Stock Award Plan dated April 19, 1989.(4)

(21)        Subsidiaries of Registrant.

(27)        Financial Data Schedule.

---------------

1 Incorporated by reference to Exhibit 3 of the Registrant's Registration Statement on Form 10Q-SB for the quarter ended October 31, 1996.

2 Incorporated by reference to Exhibits 3 and 10 of the Registrant's Registration Statement on Form S-4 declared effective on November 20, 1992, Commission File No. 33-52556.

3 Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10Q-SB for the quarter ended September 30, 1996.

4 Incorporated by reference from Exhibit 10 of Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.

5 Incorporated by reference to Exhibit 10 of Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.

6 Incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10K-SB for the fiscal year ending December 31, 1997.

7 Incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10K for the fiscal year ending December 31, 1998.