Form 10-Q
period 2000-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2000-05-15
CIK 892449

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    (mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-24024
                                                -------

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

                                   Yes X  No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


  TITLE OF CLASS                             OUTSTANDING AT MARCH 31, 2000
  --------------                             -----------------------------
  Common Stock                                        2,177,567

                      FIRST COMMUNITY FINANCIAL GROUP, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                           Page

Item 1   Financial Statements
         Condensed Consolidated Balance Sheets.............................................3
         Condensed Consolidated Statements of Income and Comprehensive Income..............4
         Condensed Consolidates Statement of Stockholders' Equity..........................5
         Condensed Consolidated Statements of Cash Flows...................................6
         Notes to Condensed Consolidated Financial Statements..............................7

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................8



PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.................................................13


SIGNATURES................................................................................14

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------
                                                                  March 31         December 31
                                                                    2000              1999
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                            $ 11,951          $10,349
Interest bearing deposits in banks                                      100              136
Securities available for sale                                        27,942           28,439
Securities held to maturity                                             677              677
Loans held for sale                                                   3,898            2,951

Loans                                                               249,699          232,825
Allowance for credit losses                                           6,018            5,825
     NET LOANS                                                      243,681          227,000

Premises and equipment                                                9,037            9,187
Foreclosed real estate                                                1,890            1,890
Accrued interest receivable                                           1,556            1,226
Cash value of life insurance                                          3,015            3,014
Goodwill                                                              6,983            7,085
Other assets                                                          1,269            1,819

     TOTAL ASSETS                                                  $311,999         $293,773


LIABILITIES
Deposits:
     Demand                                                        $ 44,713         $ 42,481
     Savings and interest bearing demand                            103,896          105,519
     Time deposits                                                  108,643           97,527
TOTAL DEPOSITS                                                      257,252          245,527


Federal funds purchased                                                 580            3,200
Short term borrowing                                                 17,767           10,335
Long term debt                                                        1,986            2,030
Accrued interest payable                                                296              299
Other liabilities                                                     2,554            1,764
TOTAL LIABILITIES                                                   280,435          263,155

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                              5,444            5,443
     10,000,000 shares authorized, 2,177,567 shares issued
     in 2000, and 2,177,167 shares issued in 1999
Surplus                                                              23,428           23,428
Retained earnings                                                     3,776            2,855
Accumulated other comprehensive loss                                   (748)            (728)
Debt related to KSOP                                                   (336)            (380)
     TOTAL STOCKHOLDERS' EQUITY                                      31,564           30,618

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $311,999         $293,773


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Income and Comprehensive Income(Unaudited)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended
                                                                                               March 31
                                                                                          2000             1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                                                 $6,195          $4,737
   Federal funds sold and deposits in banks                                                   4              46
   Investments                                                                              454             517
   TOTAL INTEREST INCOME                                                                  6,653           5,300

INTEREST EXPENSE
   Deposits                                                                               1,911           1,704
   Other                                                                                    296              45
   TOTAL INTEREST EXPENSE                                                                 2,207           1,749

   NET INTEREST INCOME                                                                    4,446           3,551

PROVISION FOR CREDIT LOSSES                                                                 170             120

   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                  4,276           3,431

NON-INTEREST INCOME
   Service charges on deposit accounts                                                      459             459
   Origination fees on mortgage loans sold                                                  235             298
   Other operating income                                                                   582             313
   TOTAL NON-INTEREST INCOME                                                              1,276           1,070

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                         2,129           1,966
   Occupancy and equipment                                                                  557             570
   Other expense                                                                          1,130             966
   TOTAL NON-INTEREST EXPENSE                                                             3,816           3,502

OPERATING INCOME BEFORE INCOME TAXES                                                      1,736             999

Income Taxes                                                                                597             325

NET INCOME                                                                              $ 1,139           $ 674

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding gains (losses) on securities arising during the period                (20)             62

COMPREHENSIVE INCOME                                                                    $ 1,119           $ 736

EARNINGS PER SHARE DATA
   BASIC EARNINGS PER SHARE                                                               $ .53           $ .32
   DILUTED EARNINGS PER SHARE                                                             $ .50           $ .30

Weighted average number of common shares outstanding                                  2,157,940       2,098,044

Weighted average number of common shares outstanding,
     Including dilutive stock options                                                 2,260,820       2,261,764

Return on average assets                                                                  1.54%           1.00%


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999 and Three Months Ended March 31, 2000

                                                                              Accumulated
                                                                              Other           Debt
                                     Common                    Retained       Comprehensive   Related
                                     Stock       Surplus       Earnings       Income          to KSOP      Total
Balance, December 31, 1998           $5,315      $22,849        $2,757          $28           $ (608)        $30,341

Net income                              - -          - -         1,360          - -              - -           1,360

Stock options exercised                 128          402           - -          - -              - -             530

Cash dividend                           - -          - -        (1,262)         - -              - -          (1,262)

Other comprehensive income              - -          - -           - -         (756)             - -            (756)

Income tax benefit from exercise
    of stock options                    - -          177           - -          - -              - -             177

Net decrease in debt related
    to KSOP                             - -          - -           - -          - -              228             228


   BALANCE, DECEMBER 31, 1999         5,443       23,428         2,855         (728)            (380)         30,618

Net income                              - -          - -         1,139          - -              - -           1,139

Stock options exercised                   1          - -             0          - -              - -               1

Cash dividend                           - -          - -          (218)         - -              - -            (218)

Other comprehensive income              - -          - -           - -          (20)             - -             (20)

Net decrease in debt related
    to KSOP                             - -          - -           - -          - -               44              44

    BALANCE, MARCH 31, 2000          $5,444      $23,428        $3,776        $(748)           ($336)        $31,564

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                              March 31
                                                                                     2000                   1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                       $ 1,139           $ 674
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Provision for credit losses                                                      170             120
         Depreciation and amortization                                                    269             279
         Amortization of goodwill                                                         102             102
         Other - net                                                                      983             451
     Originations of loans held for sale                                              (11,255)         (9,685)
     Proceeds from sales of loans held for sale                                        10,308          10,582
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,716           2,523

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest bearing deposits in banks                                    36               27
     Net increase in Federal funds sold                                                     0         (14,890)
     Proceeds from maturities and prepayments of available-for-sale securities            544            5,884
     Purchase of available-for-sale securities                                              0          (4,632)
     Net increase in loans                                                            (16,851)         (2,963)
     Additions to premises and equipment                                                 (119)           (668)
     NET CASH USED BY INVESTING ACTIVITIES                                            (16,390)        (17,242)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                          11,725          16,257
     Net increase in short-term borrowings                                              4 812               0
     Sale of common stock                                                                   1             136
     Repayment of long-term borrowings                                                    (44)            (94)
     Repayment of short-term borrowings                                                     0            (500)
     Payment of cash dividends                                                           (218)              0
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         16,276          15,799

     NET CHANGE IN CASH AND DUE FROM BANKS                                              1,602           1,080

CASH AND DUE FROM BANKS:
     Beginning of period                                                               10,349          12,315

     END OF PERIOD                                                                    $11,951         $13,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                                      $2,210          $1,809
         Taxes                                                                            414             200

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
     Other real estate acquired in settlement of loans                                    647             334
     Decrease in debt related to KSOP                                                     (44)            (94)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

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

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at March 31, 2000 of $311,999,000 represents a 6.2% increase over December 31, 1999 assets of $293,773,000. The growth in assets was almost entirely made up of growth in loan demand. Loan balances, net of allowance for credit losses, increased $17,628,000, or 7.7%, in the first quarter to $247,579,000 from $229,951,000 at December 31, 1999. Loan quality, as measured by the level of nonperforming assets detailed below, has continued to improve over historical levels.

Nonperforming assets were as follows (dollars in thousands):


                                                March 31      December 31
                                                    2000             1999
Non-accrual loans                                  $ 611           $1,476
Accruing loans past due 90 days or more                0               28
Foreclosed real estate                             1,873            1,890
Other assets                                          18               24
                                                  $2,502           $3,418

Total nonperforming assets decreased 26.8%, or $916,000. Non-accrual loans decreased $865,000 due to continued diligence in collection efforts.

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit, as well as an additional amount to provide a supplementary margin of safety. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and anticipated economic conditions. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate.

The allowance for credit losses increased $193,000 in the first quarter of 2000. The ratio of allowance for credit losses to total loans decreased to 2.41% from 2.50% at December 31, 1999. The dollar value change in the allowance consisted of $170,000 of provision and by $23,000 in net recoveries on previously charged off loans. The current allowance for credit losses and its associated ratio remains historically high due to the special allowance made on a particular loan in the fourth quarter of 1999.

Investment securities decreased by $497,000, or 1.7% during the first quarter to total $28,619,000. Securities have continued to decrease due to maturities or prepayments made on asset-backed securities. No additional securities purchases were made in the quarter due to loan growth. Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank. Balances will increase and decrease to meet liquidity demands.

Total deposits increased $11,725,000, or 4.8% in the first quarter to $257,252,000. Increased time deposits generated $11,116,000 of the increase. Additional short term borrowing was incurred in order to satisfy the demands of the loan growth. Federal funds purchased, or overnight borrowing, were reduced by $2,620,000 in favor of additional term borrowing, generally 90 days in term, which increased by $7,432,000.

LIQUIDITY, RATE SENSITIVITY AND MARKET RISK

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At March 31, 20000, cash, deposits in banks, Federal funds sold and securities available for sale totaled $39,993,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At March 31, 2000, borrowing lines of credit totaled $41,324,000. These credit facilities are being used regularly as a source of funds as a result of loan growth. $17,580,000 was being borrowed against these lines of credit in the form of federal funds purchased and term advances as of March 31, 2000.

Management believes the Bank's liquidity position at March 31, 2000, was adequate to meet its short term funding requirements.

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

                                            INTEREST RATE GAP ANALYSIS
                                                  MARCH 31, 2000

                                                          After One
                                         Within          But Within           After
(DOLLARS IN THOUSANDS)                  One Year         Five Years         Five Years           Total
Loans                                    $   89,628           $127,796           $32,275          $249,699
Securities:
    Available for sale                          696             10,414            15,029            26,139
    Held to maturity                             --                270               407               677
Interest bearing deposits with banks            100                 --                --               100
Federal funds sold                               --                 --                --                --
    Total Earning Assets                 $   90,424           $138,480           $47,711          $276,615

Deposits:
    Savings, NOW and money market         $ 103,896                 --                --          $103,896
    Time deposits                           103,929          $   4,714                --           108,643
Short-term borrowings                        18,347                 --                --            18,347
Long-term debt                                1,986                 --                --             1,986

    Total Interest Bearing Liabilities    $ 228,158         $    4,714                --          $232,872

    Net Interest Rate Sensitivity Gap    ($137,734)           $133,766           $47,711          $ 43,743

The Company's market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business.

The Company has market risk in the form of interest rate risk on it's financial assets. In an effort to understand the relative impact of this risk on the Company's current financial situation, a process known as a rate shock is applied to the current financial assets.

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change. According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $289,000.



CAPITAL

Consolidated capital of FCFG increased $946,000 during the first quarter of 2000. The net income for the first quarter and its corresponding increase to retained earnings was the primary component of this increase. Payments made on the debt related to the Company's KSOP plan also contributed to the increase in the capital position. The primary reduction to capital came from the cash dividends distributed to shareholders in the amount of $217,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 2000, the Company's leverage ratio was 8.98%, compared to 8.47% at year-end 1999. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a riskadjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At March 31, 2000, the Tier I capital ratio was 8.76%, and total capital was 10.02%. At December 31, 1999 the Tier I capital ratio was 8.94% and the total capital ratio was 10.21%.



RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 2000 was $1,139,000, compared to $674,000 for the three months ended March 31, 1999. Net interest income for the three months ended March 31, 2000 increased $895,000, or 25.2% over the comparable period in 1999.

Interest income for the three months ended March 31, 2000 increased $1,353,000 over the three months ended March 31, 1999. Interest earned on loans increased $1,458,000 due to both increased volume as well as increased rate. $1,091,000 of the increased loan interest is attributed to the increased volume of the loan balances. The remaining $367,000 increase is due to a 71 basis point increase in the average yield on loans to 10.42% from 9.71%. Average loan balances also continued to expand as a percentage of average earning assets, growing to 89.1% of average earning assets from 84.0% in the first quarter of 1999. Investment income decreased $105,000 primarily due to declining balances, which decreased income by $134,000. This was partially offset by the effects of increased yield on the portfolio amounting to $29,000.

Total interest expense for the three months ended March 31, 2000 increased over the comparable period of the prior year by $458,000, or 26.2%. Of this increase, approximately $450,000 was due to an increase in the average volume of interest bearing liabilities. A 35 basis point increase in the aggregate cost of funds from 3.69% to 4.04% resulted in an additional increase to interest expense of $8,000.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 55 basis points to 6.66% from 6.11% in the first quarters of 2000 and 1999.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):


                                                         2000                                        1999
                                                       Interest                                    Interest
                                          Average       Income         Average        Average       Income       Average
                                          Balance      (Expense)        Rates         Balance     (Expense)       Rates
     Earning Assets:
          Loans (Interest and fees)          $239,094       $6,195         10.42%        $197,828      $4,737         9.71%
          Federal funds sold                      250            4          6.44%           3,927          46         4.75%
          Investment securities                28,978          454          6.30%          33,806         517         6.20%
     Total earning assets
          and interest income                $268,322       $6,653          9.97%        $235,561      $5,300         9.12%


     Interest bearing liabilities:
          Deposits:
               Savings, NOW, and
                 Money Market Deposits       $104,148       $(631)          2.44%        $109,725      $(697)         2.58%
               Time deposits                   96,858      (1,280)          5.32%          79,944     (1,007)         5.11%
     Total interest bearing deposits         $201,006      (1,911)          3.82%        $189,669     (1,704)         3.64%
     Other borrowings                          18,603        (296)          6.40%           2,714        (45)         6.72%
     Total interest bearing liabilities
               and interest expense          $219,609     $(2,207)          4.04%        $192,383    $(1,749)         3.69%

     Net interest income                                    $4,446                                     $3,551
                                                            ======                                     ======
     Net interest margin as a percent
             of average earning assets:                                     6.66%                                     6.11%

An analysis of the change in net interest income is as follows for the three months ended March 30 (dollars in thousands):


                                                       2000 compared to 1999
                                                    Increase (decrease) due to
                                                     Volume      Rate         Net
Interest earned on:
     Loans                                           $ 1,091       $367      $1,458
     Federal funds sold and deposits in banks            (71)         8         (63)
     Investment securities                               (63)        21         (42)
       Total interest income                             957        396       1,353

Interest paid on:
     Savings, NOW and MMA                                (35)       (31)        (66)
     Time deposits                                       232         41         273
     Other borrowings                                    253         (2)        251
       Total Interest expense                            450          8         458

       Net interest income                              $507       $388        $895

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the quarter ended March 31, 2000 was $206,000, or 19.3% greater than the same period for 1999. The primary increases in non-interest income were $180,000 from gains on sale of assets, $27,000 from ATM transactions, $75,000 in increased revenues from the investment products division of the Company and $13,000 in increased revenues from debit card transactions. Origination fees on mortgage loans sold decreased by $63,000, or 21.1%, from prior year first quarter.

Non-interest expenses for the first quarter of 2000 increased by $314,000, or 9.0% over the first quarter of 1999. Salaries and employee benefits increased by $163,000, or 8.3%. $49,000 of this increase was related to increased compensation and benefits on activity in the investment products division, while other compensation increased $16,000, or 1.1%. The remainder of the increase was related to contributions made to employee benefit plans. Other expense increased by $164,000, or 17.0% from the prior year. This increase includes a $57,000 increase in data processing and expenses related to ATM activity, $19,000 in regulatory fees and assessments, an $18,000 foreclosed property valuation adjustment to market value and $13,000 in market research expenses.

FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27      Financial Data Schedules

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

                                  FIRST COMMUNITY FINANCIAL GROUP, INC.
                                                 (Registrant)

Date: May 15, 2000                By:     /s/ Ken F. Parsons
                                          -------------------------------------
                                          Ken F. Parsons
                                          President, Chief Executive Officer



                                  By:     /s/ James F. Arneson
                                          -------------------------------------
                                          James F. Arneson
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Accounting Officer)