Form 10-Q
period 2000-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2000-08-14
CIK 892449

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended JUNE 30, 2000

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For the transition period from ________ to ________


                       Commission File Number 0-24024


                    FIRST COMMUNITY FINANCIAL GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Washington                             91 -1277503
    -----------------------------     ------------------------------------
    (State or other jurisdiction      (IRS Employer Identification Number)
  of incorporation or organization)


           721 College Street. SE, P.O. Box 3800, Lacey, WA  98509
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

                          Yes  X   No
                              ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class                       Outstanding at June 30, 2000
    -----------------------------              ----------------------------
    Common Stock, $2.50 par value                       2,159,638

                   FIRST COMMUNITY FINANCIAL GROUP, INC.

                             Table of Contents

                                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1  Financial Statements
        Condensed Consolidated Balance Sheets......................................  3
        Condensed Consolidated Statements of Income and Comprehensive Income.......  4
        Condensed Consolidated Statement of Stockholders' Equity...................  5
        Condensed Consolidated Statements of Cash Flows............................  6
        Notes to Condensed Consolidated Financial Statements.......................  7

Item 2  Management's Discussion of Financial Condition and
        Analysis or Plan of Operations.............................................  8

PART II - OTHER INFORMATION

Item 4  Submission of Matters to Vote of Security Holders.......................... 13

Item 6  Exhibits and Reports on Form 8-K........................................... 13

SIGNATURES......................................................................... 14

            FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------
                                                                June 30          December 31
                                                                  2000               1999
-----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $     13,418    $     10,349
Interest bearing deposits in banks                                    172             136
Federal funds sold                                                    420               0
Securities available for sale                                      27,428          28,439
Securities held to maturity                                           677             677
Loans held for sale                                                 3,428           2,951

Loans                                                             255,194         232,825
Allowance for credit losses                                         6,149           5,825
     NET LOANS                                                    249,045         227,000

Premises and equipment                                              9,555           9,187
Foreclosed real estate                                              1,322           1,890
Accrued interest receivable                                         1,685           1,226
Cash value of life insurance                                        3,072           3,014
Goodwill                                                            6,881           7,085
Other assets                                                        1,851           1,819

     TOTAL ASSETS                                            $    318,954    $    293,773


LIABILITIES
Deposits:
     Non-interest bearing                                    $     46,198    $     42,481
     Savings and interest bearing demand                           96,349         105,519
     Interest bearing                                             132,986          97,527
TOTAL DEPOSITS                                                    275,533         245,527


Federal funds purchased                                             3,300           3,200
Short term borrowing                                                3,800          10,335
Long term debt                                                      1,942           2,030
Accrued interest payable                                              344             299
Other liabilities                                                   2,458           1,764
TOTAL LIABILITIES                                                 287,377         263,155

STOCKHOLDERS' EQUITY
Common stock, par value $2.50 per share;                            5,399           5,443
     10,000,000 shares authorized, 2,159,638 shares issued
      in 2000, and 2,108,560 shares issued in 1999
Surplus                                                            22,800          23,428
Retained earnings                                                   4,458           2,855
Accumulated other comprehensive loss                                 (788)           (728)
Debt related to KSOP                                                 (292)           (380)
     TOTAL STOCKHOLDERS' EQUITY                                    31,577          30,618

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    318,954    $    293,773

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------
                                                          Three months ended             Six months ended
                                                                June 30                         June 30
                                                         2000            1999            2000           1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                             $     6,194     $     5,048     $    12,389     $     9,785
   Federal funds sold and deposits in banks                   78              28              82              74
   Investments                                               445             493             899           1,010
   TOTAL INTEREST INCOME                                   6,717           5,569          13,370          10,869

INTEREST EXPENSE
   Deposits                                                2,458           1,744           4,369           3,448
   Other                                                     237              64             533             109
   TOTAL INTEREST EXPENSE                                  2,695           1,808           4,902           3,557

   NET INTEREST INCOME                                     4,022           3,761           8,468           7,312

PROVISION FOR CREDIT LOSSES                                  120             120             290             240

   NET INTEREST INCOME AFTER PROVISION
      FOR CREDIT LOSSES                                    3,902           3,641           8,178           7,072

NON-INTEREST INCOME
   Service charges on deposit accounts                       503             493             962             952
   Origination fees on mortgage loans sold                   206             291             441             589
   Other income                                              459             381           1,041             694
   TOTAL NON-INTEREST INCOME                               1,168           1,165           2,444           2,235

NON-INTEREST EXPENSE
   Salaries and employee benefits                          2,052           2,047           4,181           4,013
   Occupancy and equipment                                   537             524           1,094           1,094
   Other expense                                           1,131           1,102           2,261           2,068
   TOTAL NON-INTEREST EXPENSE                              3,720           3,673           7,536           7,175

OPERATING INCOME BEFORE INCOME TAXES                       1,350           1,133           3,086           2,132

Income Taxes                                                 451             364           1,048             689

NET INCOME                                           $       899     $       769     $     2,038     $     1,443

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding losses  on securities                  (40)           (199)            (60)           (137)
     arising during the period

COMPREHENSIVE INCOME                                 $       859     $       570     $     1,978     $     1,306

EARNINGS PER SHARE DATA
   BASIC EARNINGS PER SHARE                          $      0.42     $      0.36     $      0.95     $      0.68
   DILUTED EARNINGS PER SHARE                        $      0.40     $      0.34     $      0.91     $      0.65

Weighted average number of common shares               2,147,098       2,137,615       2,153,320       2,119,646
Weighted average number of common shares
      - including dilutive stock options               2,239,807       2,251,490       2,246,030       2,233,521

Return on average assets                                    1.12%           1.10%           1.32%           1.05%
Dividends per share                                 $       0.10     $      0.40     $      0.20     $      0.40

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                     Six Months Ended June 30, 1999 and 2000

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                                     Other           Guaranteed
                                 Common                  Retained    Comprehensive   KSOP
                                 Stock       Surplus     Earnings    Income (Loss)   Obligation    Total
BALANCE, DECEMBER 31, 1998       $  5,315    $ 22,849    $  2,757    $     28        $   (608)     $ 30,341

Net income                           --          --         1,443        --              --           1,443

Stock options exercised               124         391        --          --              --             515

Cash dividend ($0.40 per share)      --          --          (871)       --              --            (871)

Other comprehensive income           --          --          --          (137)           --            (137)

Net decrease in debt related
    to KSOP                          --          --          --          --               139           139

    BALANCE, JUNE 30, 1999          5,439      23,240       3,329        (109)           (469)       31,430


Net income                           --          --         2,038        --              --           2,038

Stock options exercised                56         206        --          --              --             262

Cash dividend ($0.20 per share)      --          --          (434)       --              --            (434)

Stock repurchased                    (100)       (834)       --          --              --            (934)

Other comprehensive income           --          --          --           (60)           --             (60)

Net decrease in debt related
    to KSOP                          --          --          --          --                89            89

    BALANCE, JUNE 30, 2000       $  5,399    $ 22,800    $  4,458    ($   788)       ($   292)     $ 31,577


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                    Six months ended
                                                                                         June 30
                                                                                     2000        1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                    $  2,038    $  1,443
     Adjustments to reconcile net income to net cash provided by (used in)
     Operating activities:
         Provision for credit losses                                                    290         240
         Depreciation and amortization                                                  538         547
         Amortization of intangible assets                                              204         204
         Other - net                                                                   (471)        (30)
     Originations of loans held for sale                                            (21,220)    (22,608)
     Proceeds from sales of loans held for sale                                      20,743      23,794
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,122       3,590

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits in banks                      (36)         19
     Net increase in Federal funds sold                                                (420)     (1,085)
     Proceeds from maturities of available-for-sale securities                          937      16,668
     Purchase of available-for-sale securities                                            0     (13,783)
     Net increase in loans                                                          (21,725)    (19,600)
     Proceeds from sale of other real estate                                          1,331           0
     Loans on sale of other real estate                                                (610)          0
     Additions to premises and equipment                                               (906)       (804)
     NET CASH USED BY INVESTING ACTIVITIES                                          (21,429)    (18,585)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                        30,006      17,385
     Net increase (decrease) in short-term borrowings                                (6,435)      2,350
     Sale of common stock                                                               262         515
     Repurchase of common stock                                                        (934)          0
     Repayment of long-term borrowings                                                  (89)       (139)
     Payment of dividends                                                              (434)       (871)
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       22,376      19,240

     NET CHANGE IN CASH AND DUE FROM BANKS                                            3,069       4,245

CASH AND DUE FROM BANKS:
     Beginning of period                                                             10,349      12,315

     END OF PERIOD                                                                 $ 13,418    $ 16,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
         Interest                                                                  $  4,857    $  3,596
         Taxes                                                                          985         840

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
     Other real estate acquired in settlement of loans                                  647         334
         Decrease in guarantee of KSOP obligation                                       (88)       (139)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

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

2.       BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

FINANCIAL CONDITION

OVERVIEW

The Company's consolidated total assets at June 30, 2000 of $318,954,000 represents an 8.6% increase over December 31, 1999 assets of $293,773,000. The growth in assets was primarily made up of growth in loan demand. Loan balances, net of allowance for credit losses, increased $22,522,000, or 9.8%, in the first half to $252,473,000 from $229,951,000 at December 31, 1999. Loan quality, as measured by the level of nonperforming assets detailed below, has improved over prior year.

Nonperforming assets were as follows (dollars in thousands):

                                                               June 30      December 31
                                                                 2000          1999
                                                               -------      -----------
Non-accrual loans                                              $  520         $1,476
Accruing loans past due 90 days or more                         1,126             28
Foreclosed real estate                                          1,322          1,890
Other assets                                                        0             24
                                                               $2,968         $3,418

The amount of non-accrual loans and foreclosed real estate has been reduced by $1,524,000, or 45.3%. Offsetting this decrease is an increase in loans accruing interest that are past due by 90 or more days. These loans are monitored and may be reclassified as non-accrual as conditions warrant.

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

The allowance for credit losses increased $324,000 in the first half of 2000. The ratio of allowance for credit losses to total loans decreased to 2.41% from 2.50% at December 31, 1999. The dollar value change in the allowance consisted of $290,000 of provision and $34,000 in net recoveries on previously charged off loans. The current allowance for credit losses and its associated ratio remains historically high due to the special allowance made on a specific loan in the fourth quarter of 1999. That loan is being monitored closely and was 70 days past due at June 30, 2000. Management believes, based on available data, that any losses which may be realized on this loan will not exceed the special allowance provided.

Investment securities decreased by $1,011,000, or 3.5% during the first half to total $28,105,000. Securities have continued to decease due to maturities or prepayments made on asset-backed securities. No additional securities purchases have been made during the year due to loan growth. Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank. Balances will increase and decrease to meet liquidity demands.

Total deposits increased $30,006,000, or 12.2% in the first half to $275,533,000. Non-interest bearing demand increased by 8.7%, but the majority of the increase was in time deposits. Time deposits have increased by $35,459, or 36.4% during the first half of 2000. The primary reason for this was a promotional campaign directed at time deposit consumers. This promotion, as intended, provided funding for the loan growth and improved liquidity by reducing the reliance on external debt financing. Short term borrowing was consequently reduced by $6,535,000 from the balances at December 31, 1999.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 2000, cash, deposits in banks, Federal funds sold and securities available for sale totaled $41,438,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At June 30, 2000, borrowing lines of credit totaled $37,995,000. These credit facilities are being used regularly as a source of funds as a result of loan growth. $7,100,000 was being borrowed against these lines of credit in the form of federal funds purchased and term advances as of June 30, 2000.

Management believes the Bank's liquidity position at June 30, 2000, was adequate to meet its short term funding requirements.

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

                                         INTEREST RATE GAP ANALYSIS
                                                JUNE 30, 2000

                                                                       After One
                                                      Within          But Within           After
(DOLLARS IN THOUSANDS)                               One Year         Five Years         Five Years           Total
Loans                                             $    96,886        $   132,892         $   28,844         $  258,622
Securities:
    Available for sale                                  2,877             13,370             10,207             26,454
    Held to maturity                                       --                270                407                677
Interest bearing deposits with banks                      172                 --                 --                172
Federal funds sold                                        420                 --                 --                420
    Total Earning assets                          $   100,355        $   146,532         $   39,458         $  286,345

Deposits:
    Savings, now and money market                 $    96,349                 --                 --         $   96,349
    Time deposits                                     128,065        $     4,921                 --            132,986
Short-term borrowings                                   7,100                 --                 --              7,100
Long-term debt                                          1,942                 --                 --              1,942

    Total interest bearing liabilities            $   233,456        $     4,921                 --         $  238,377

    Net Interest Rate Sensitivity Gap             $  (133,101)       $   141,611         $   39,458         $   47,968

The Company's market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business.

The Company has market risk in the form of interest rate risk on its financial assets. In an effort to understand the relative impact of this risk on the Company's current financial situation, a process known as a rate shock is applied to the current financial assets.

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change. According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $311,000.

CAPITAL

Consolidated capital of FCFG increased $959,000 during the first half of 2000. Increases come primarily from net income, the exercising of stock options and payments made on the debt related to the Company's KSOP plan. Reductions to capital were the result of a repurchase and retirement of stock for $934,000 and cash dividends paid of $434,000. Market value adjustments also reduced the amount of capital reported.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) to total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 2000, the Company's leverage ratio was 8.65%, compared to 8.47% at year-end 1999. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At June 30, 2000, the Tier I capital ratio was 8.34%, and total capital was 9.60%. At December 31, 1999 the Tier I capital ratio was 8.94% and the total capital ratio was 10.21%.

RESULTS OF OPERATIONS

GENERAL

Net income for the six months ended June 30, 2000 was $2,038,000, compared to $1,443,000 for the same period in 1999. This represents a 41.2% increase over the prior year. Net income for the three months ended June 30, 2000 was $899,000, compared to $769,000 for the three months ended June 30, 1999. This represents a 16.9% increase in net income for the period.

Net interest income increased $1,156,000, an increase of 15.8% for the six months ended June 30, 2000 over the same period for 1999. Net interest income increased $261,000 for the three months ended June 30, 2000. This represents an increase of 6.9% over the prior year period. Increased balances and rates have contributed to the increases in both interest income and interest expense. These items are discussed in more detail in the following discussion.

Interest income for the six months ended June 30, 2000 increased $2,501,000 over the six months ended June 30, 1999. Of this increase, approximately $2,093,000 is attributed to an increase in the average volume of earning assets. Average earning assets for the first six months of 2000 are $39,171,000, or 16%, higher than 1999. The average rate earned on assets, which went to 9.63% from 9.13% for the six month period, increased interest income by $408,000. The percentage of average loans to total average earning assets continued to increase over the prior year. The percentage of average loans to total average earning assets has increased to 89.2% from 84.6% in the first half of 1999. The average rate of return on assets increased 50 basis points as rate increases were realized in each earning asset class. Interest income for the three months ended June 30, 2000 was $1,148,000 higher than the same period in the previous year.

Total interest expense for the six months ended June 30, 2000 increased $1,345,000, or 37.8%, from the comparable period of the prior year. Of the total increase in interest expense, $1,164,000 was related to the increased volumes of average interest bearing liabilities (primarily time deposits), which increased $34,016,000 to $229,763,000. The average cost of funds increased on most products as well with the exception of savings, NOW and money market funds. The average rate of expense for deposits and borrowings in the first half of 2000 increased from 3.66% in 1999 to 4.29%, an increase of 63 basis points. Total interest expense for the three months ended
June 30, 2000 were $887,000 higher than the second quarter of 1999.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 6 basis points to 6.08% from 6.14% in the first half of 1999.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):

                                                                2000                                        1999
                                                              Interest                                    Interest

                                                 Average       Income         Average        Average       Income       Average
                                                                               Rates
                                                 Balance      (Expense)                      Balance     (Expense)       Rates
Earning Assets:
     Loans (Interest and fees)                 $  248,208    $   12,389       10.04%       $  203,221    $    9,785       9.71%
     Federal funds sold                             2,573            82        6.41%            3,360            74       4.44%
     Investment securities                         28,472           899        6.35%           33,498         1,010       6.08%
Total earning assets
     and interest income                       $  279,253    $   13,370        9.63%       $  240,079    $   10,869       9.13%

Interest bearing liabilities:
     Deposits:
          Savings, NOW, and
            Money Market Deposits              $  101,783    $   (1,221)       2.41%       $  111,410    $   (1,418)      2.57%
          Time deposits                           112,300        (3,148)       5.64%           80,970        (2,030)      5.06%
Total interest bearing deposits                $  214,083        (4,369)       4.10%       $  192,380        (3,448)      3.61%
Other borrowings                                   15,680          (533)       6.84%            3,367          (109)      6.53%
Total interest bearing liabilities             $  229,763    $   (4,902)       4.29%       $  195,747    $   (3,557)      3.66%
         and interest expense

Net interest income                                          $    8,468                                  $    7,312
                                                             ==========                                  ==========

Net interest margin as a percent
        of average earning assets:                                             6.08%                                      6.14%

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

                                                       2000 compared to 1999
                                                     Increase (decrease) due to
                                                    Volume       Rate        Net
Interest earned on:
     Loans                                           $ 2,259    $   345    $ 2,604
     Federal funds sold and deposits in banks             (9)        17          8
     Investment securities                              (158)        47       (111)
       Total interest income                           2,092        409      2,501

Interest paid on:
     Savings, NOW and MMA                               (116)       (81)      (197)
     Time deposits                                       862        256      1,118
     Other borrowings                                    419          5        424
       Total Interest expense                          1,165        180      1,345

       Net interest income                           $   927    $   229    $ 1,156

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income increased by $209,000, or 9.4%, from the first half of 1999. The primary reasons for the increase are $194,000 increase realized in gains on sale of assets, $109,000 in additional revenues generated by the investment products division of the Company and $57,000 from ATM transactions. Origination fees on mortgage loans sold decreased by $148,000, or 25.1%, from the prior year. Non-interest income for the three months ended June 30, 2000 increased over the prior year by $3,000. Increased revenues amounted to $34,000 income in additional revenues generated by the investment products division of the Company, $30,000 from ATM transactions and $14,000 increase realized in gains on sale of assets. Origination fees on mortgage loans sold decreased by $85,000, or 29.2%, from the prior year second quarter.

Non-interest expenses for the first half of 2000 increased by $361,000, or 5.0%, over the first half of 1999. Total non-interest expenses for the second quarter of 2000 were very similar to those incurred the prior year. The salary and benefits expense increase of $168,000 represents a 4.2% increase from the first half of 1999. Second quarter salary and benefit expense, however, was $5,000, or 0.2% higher than the prior year. The other expenses increase of $193,000 included $41,000 related to ATM data processing and operation, $25,000 in postage, $25,000 in regulatory agency insurance and assessments, $15,000 in business & occupation taxes, $14,000 in both public relations as well as market research expense, and $13,000 in general insurance expense. The ratio of non-interest expense to average assets decreased to 4.89% for the six months ended June 30, 2000 from 5.22% in 1999. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased to 3.30% for the six months ended June 30, 2000 from 3.59% for the same period in 1999.

FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 9, 2000, the Company held its 1999 Annual Shareholders' Meeting.

Two members of the Company's Board of Directors were re-elected with 1,729,758 shares being cast. The voting details are as follows:

Patrick L. Martin      1,682,916 FOR      7,491 AGAINST     39,351 ABSTAIN

Ken F. Parsons         1,671,112 FOR     21,258 AGAINST     37,388 ABSTAIN

The terms for these two Directors will expire in 2003. Other continuing Directors and their terms are:

A. Richard Panowicz        Term expires 2001

E. Paul DeTray             Term expires 2001

Michael N. Murphy          Term expires 2002

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27     Financial Data Schedule

     (b) Reports on Form 8-K     None

FIRST COMMUNITY FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST COMMUNITY FINANCIAL GROUP, INC.

                                                    (Registrant)


Date: August 14, 2000                  By:   /s/ Ken F. Parsons
                                             ----------------------------------
                                             Ken F. Parsons
                                             President, Chief Executive Officer

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