Form 10-Q
period 2000-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2000-11-14
CIK 892449

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

/ /	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-24024

First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91 -1277503 (IRS Employer Identification Number)
721 College Street. SE, P.O. Box 3800, Lacey, WA 98509 (Address of principal executive offices)

Registrant's telephone number: (360) 459-1100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at September 30, 2000
Common Stock, $2.50 par value	2,165,988

First Community Financial Group, Inc.

Table of Contents

		Page
PART I—FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income and Comprehensive Income	4
	Condensed Consolidated Statement of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion of Financial Condition and Analysis or Plan of Operations	8
PART II—OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30 2000	December 31 1999
	(Dollars in thousands)

Assets
Cash and due from banks	$10,506	$10,349
Interest bearing deposits in banks	175	136
Securities available for sale	27,232	28,439
Securities held to maturity	676	677
Loans held for sale	2,691	2,951
Loans	257,569	232,825
Allowance for credit losses	6,187	5,825
Net loans	251,382	227,000
Premises and equipment	9,904	9,187
Foreclosed real estate	1,133	1,890
Accrued interest receivable	1,940	1,226
Cash value of life insurance	2,927	3,014
Goodwill	6,779	7,085
Other assets	1,500	1,819
Total assets	$316,845	$293,773
Liabilities
Deposits:
Non-interest bearing	$43,424	$42,481
Savings and interest bearing demand	96,584	105,519
Interest bearing	122,554	97,527
Total deposits	262,562	245,527
Federal funds purchased	14,990	3,200
Short term borrowings	2,547	10,335
Long term debt	1,347	2,030
Accrued interest payable	384	299
Other liabilities	2,264	1,764
Total liabilities	284,094	263,155
Stockholders' Equity
Common stock, par value $2.50 per share; 10,000,000 shares authorized, 2,165,988 shares issued in 2000, and 2,177,167 shares issued in 1999	5,415	5,443
Surplus	22,845	23,428
Retained earnings	5,333	2,855
Accumulated other comprehensive loss	(595)	(728)
Debt related to KSOP	(247)	(380)
Total stockholders' equity	32,751	30,618
Total liabilities and stockholders' equity	$316,845	$293,773

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
	(Dollars in thousands, except per share amounts)
Interest income
Loans	$6,466	$5,312	$18,855	$15,097
Federal funds sold and deposits in banks	1	14	83	88
Investments	437	478	1,336	1,488
Total interest income	6,904	5,804	20,274	16,673
Interest Expense
Deposits	2,502	1,718	6,871	5,166
Other	238	188	771	297
Total interest expense	2,740	1,906	7,642	5,463
Net interest income	4,164	3,898	12,632	11,210
Provision for credit losses	120	120	410	360
Net interest income after provision for credit losses	4,044	3,778	12,222	10,850
Non-interest income
Service charges on deposit accounts	483	491	1,445	1,443
Origination fees on mortgage loans sold	277	284	718	873
Other income	638	412	1,679	1,106
Total non-interest income	1,398	1,187	3,842	3,422
Non-interest expense
Salaries and employee benefits	2,113	1,963	6,294	5,976
Occupancy and equipment	548	573	1,642	1,667
Other expense	1,138	1,039	3,399	3,107
Total non-interest expense	3,799	3,575	11,335	10,750
Operating income before income taxes	1,643	1,390	4,729	3,522
Income Taxes	551	434	1,599	1,123
Net income	$1,092	$956	$3,130	$2,399
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period	193	(270)	133	(407)
Comprehensive income	$1,285	$686	$3,263	$1,992
Earnings per share data
Basic earnings per share	$0.51	$0.44	$1.45	$1.13
Diluted earnings per share	$0.49	$0.41	$1.41	$1.06
Weighted average number of common shares	2,150,816	2,175,667	2,152,480	2,130,239
Weighted average number of common shares—including dilutive stock options	2,216,549	2,317,196	2,218,212	2,271,767
Return on average assets	1.39%	1.33%	1.34%	1.15%
Dividends per share	$0.10	$0.09	$0.30	$0.49

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 1999 and 2000

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related to KSOP	Total
	(Dollars in thousands)
Balance, December 31, 1998	$5,315	$22,849	$2,757	$28	$(608)	$30,341
Net income	—	—	2,399	—	—	2,399
Stock options exercised	124	391	—	—	—	515
Cash dividend ($0.49 per share)	—	—	(1,065)	—	—	(1,065)
Other comprehensive income	—	—	—	(407)	—	(407)
Net decrease in debt related to KSOP	—	—	—	—	183	183
Balance, September 30, 1999	$5,439	$23,240	$4,091	$(379)	$(425)	$31,966
Balance, December 31, 1999	$5,443	$23,428	$2,855	$(728)	$(380)	$30,618
Net income	—	—	3,130	—	—	3,130
Stock options exercised	72	251	—	—	—	323
Cash dividend ($0.30 per share)	—	—	(652)	—	—	(652)
Stock repurchased	(100)	(834)	—	—	—	(934)
Other comprehensive income	—	—	—	133	—	133
Net decrease in debt related to KSOP	—	—	—	—	133	133
Balance, September 30, 2000	$5,415	$22,845	$5,333	$(595)	$(247)	$32,751

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2000	1999
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$3,130	$2,399
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Provision for credit losses	410	360
Depreciation and amortization	824	808
Amortization of intangible assets	306	306
Other—net	(327)	176
Originations of loans held for sale	(48,834)	(37,081)
Proceeds from sales of loans held for sale	49,094	37,791
Net cash provided by operating activities	4,603	4,759
Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(39)	(12)
Net increase in Federal funds sold	0	215
Proceeds from maturities of available-for-sale securities	1,504	18,344
Purchase of available-for-sale securities	0	(13,783)
Net increase in loans	(24,182)	(24,867)
Proceeds from sale of other real estate	910	0
Additions to premises and equipment	(1,730)	(621)
Net cash used by investing activities	(23,537)	(20,724)
Cash Flows from Financing Activities
Net increase in deposits	17,035	9,151
Net increase in federal funds purchased and short-term borrowings	4,002	6,176
Sale of common stock	323	515
Repurchase of common stock	(934)	0
Repayment of long-term borrowings	(683)	(733)
Payment of dividends	(652)	(1,065)
Net cash provided by financing activities	19,091	14,044
Net change in cash and due from banks	157	(1,921)
Cash and Due from Banks:
Beginning of period	10,349	12,315
End of period	$10,506	$10,394
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,557	$5,545
Taxes	1,568	1,005
Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	647	334
Decrease in guarantee of KSOP obligation	(133)	(183)
Loans on sale of foreclosed real estate	(610)	0

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000.

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

Financial Condition

Overview

    The Company's consolidated total assets at September 30, 2000 of $316,845,000 represents an 7.9% increase over December 31, 1999 assets of $293,773,000. The growth in assets was primarily made up of growth in loan demand. Loan balances, net of allowance for credit losses, increased $24,122,000, or 10.4%, in the first three quarters to $254,073,000 from $229,951,000 at December 31, 1999. Loan quality, as shown in the schedule of nonperforming assets detailed below, diminished from the prior year end.

    Nonperforming assets were as follows (dollars in thousands):

	September 30 2000	December 31 1999
Non-accrual loans	$3,932	$1,476
Accruing loans past due 90 days or more	1,033	28
Foreclosed real estate	1,133	1,890
Other assets	7	24
	$6,105	$3,418

    Non-accrual loans increased by $3,412,000 during the third quarter and are $2,456,000 higher than at the end of 1999. The primary reason for the increase in non-accrual loans was due to the classification as non-accrual of a loan which has been reserved for in the fourth quarter of 1999. During the third quarter, the loan became delinquent to the extent that management has removed it from accruing status. Accruing loans past due 90 days or more decreased $93,000 from June 30, 2000 but are $1,005,000 over prior year end. Loans in this category must be well secured and in the process of collection for the accrual of interest to continue. These loans are monitored and may be reclassified as non-accrual as conditions warrant. Foreclosed real estate has been reduced by $757,000 from prior year end and declined by $189,000 during the third quarter of 2000.

    The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and economic conditions. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate.

    The allowance for credit losses increased $362,000 in the first three quarters of 2000. The ratio of allowance for credit losses to total loans decreased to 2.40% from 2.50% at December 31, 1999. The dollar value change in the allowance consisted of $410,000 of provision less $48,000 in net charge offs of loans. The current allowance for credit losses and its associated ratio remains historically high due to a specific allowance made on an impaired loan in the fourth quarter of 1999 which continues to be impaired at September 30, 2000. That loan is being monitored closely and was placed on non-accrual status during the third quarter. Management believes, based on available data, that any losses which may be realized on this loan will not exceed the specific allowance provided.

    Investment securities decreased by $1,208,000, or 4.1% during the first three quarters to total $27,908,000. Securities have continued to decease due to maturities or prepayments made on asset-backed securities. No additional securities purchases have been made during the year due to loan growth. Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank. Balances will increase and decrease to meet liquidity demands.

    Total deposits increased $17,035,000, or 6.9% in the nine months ended September 30, 2000 to $262,562,000. An increase in time deposits of $25,027,0000, or 25.7%, was offset by declines totaling $8,935,000, or 8.5%, in savings and interest bearing demands balances. The primary reason for the shift in composition of deposits was a promotional campaign directed at time deposit consumers. This promotion, as intended, provided funding for the loan growth and improved liquidity. Short term borrowings have also been used as a funding source alternative to time deposit promotion. Fed funds purchased and short term borrowings increased by $4,002,000 from the balances at December 31, 1999.

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

    Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 2000, cash, deposits in banks, federal funds sold and securities available for sale totaled $37,913,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, borrowings and the issuance of capital and debt securities. At September 30, 2000, borrowing lines of credit totaled $37,785,000. These credit facilities are being used regularly as a source of funds as a result of loan growth. $14,990,000 was being borrowed against these lines of credit in the form of federal funds purchased as of September 30, 2000.

    Management believes the Bank's liquidity position at September 30, 2000, was adequate to meet its short term funding requirements.

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

Interest Rate Gap Analysis
September 30, 2000

	Within One Year	After One But Within Five Years	After Five Years	Total
	(dollars in thousands)
Loans	$85,513	$133,361	$41,386	$260,260
Securities:
Available for sale	2,073	12,609	11,298	25,980
Held to maturity	—	270	406	676
Interest bearing deposits with banks	175	—	—	175
Total Earning Assets	$87,761	$146,240	$53,090	$287,091
Deposits:
Savings, NOW and money market	$96,584	—	—	$96,584
Time deposits	119,263	$3,291	—	122,554
Short-term borrowings	17,537	—	—	17,537
Long-term debt	—	1,347	—	1,347
Total Interest Bearing Liabilities	$233,384	$4,638	—	$238,022
Net Interest Rate Sensitivity Gap	$(145,623)	$141,602	$53,090	$49,069

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

    Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change. According to this model and its assumptions, in the event market interest rates were to immediately rise by 100 basis points the net interest margin would be negatively impacted by $424,000. Conversely, if rates were to fall by 100 basis points, the net interest margin would increase by $424,000.

Capital

    Consolidated capital of FCFG increased $2,133,000 during the first three quarters of 2000. Increases come primarily from net income of $3,130,000, exercising of stock options of $323,000 and payments made on the debt related to the Company's KSOP plan amounting to $133,000. Reductions to capital were the result of a repurchase and retirement of stock for $934,000 and cash dividends paid of $652,000. Market value adjustments of securities available for sale also increased the amount of capital reported by $133,000.

    There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) to total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 2000, the Company's leverage ratio was 8.78%, compared to 8.47% at year-end 1999. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 2000, the Tier I capital ratio was 8.86%, and total capital was 10.12%. At December 31, 1999 the Tier I capital ratio was 8.94% and the total capital ratio was 10.21%.

Results of Operations

General

    Net income for the nine months ended September 30, 2000 was $3,130,000, compared to $2,399,000 for the same period in 1999. This represents a 30.5% increase over the prior year. Net income for the three months ended September 30, 2000 was $1,092,000, compared to $956,000 for the three months ended September 30, 1999. This represents a 14.2% increase in net income for the period.

    Net interest income increased $1,422,000, an increase of 12.7% for the nine months ended September 30, 2000 over the same period for 1999. Net interest income increased $266,000 for the three months ended September 30, 2000. This represents an increase of 6.8% over the prior year period. Increased balances and rates have contributed to the increases in both interest income and interest expense. These items are discussed in more detail in the following discussion.

    Interest income for the nine months ended September 30, 2000 increased $3,601,000, or 21.6%, over the nine months ended September 30, 1999. Of this increase, approximately $2,944,000 is attributed to an increase in the average volume of earning assets. Average earning assets for the first nine months of 2000 are $37,243,000, or 15.2%, higher than 1999. The average rate earned on assets, which went to 9.61% from 9.12% for the nine month period, increased interest income by $657,000. The percentage of average loans to total average earning assets continued to increase over the prior year. The percentage of average loans to total average earning assets in the first three quarters of 2000 has increased to 89.4% from 85.5% in 1999. The average rate of return on assets increased 49 basis points as rate increases were realized in each earning asset class. Interest income for the three months ended September 30, 2000 was $1,100,000 higher than the same period in the previous year.

    Total interest expense for the nine months ended September 30, 2000 increased $2,179,000, or 39.9%, from the comparable period of the prior year. Of the total increase in interest expense, $1,644,000 was related to the increased volumes of average interest bearing liabilities (primarily time deposits), which increased $31,238,000 to $231,263,000. The average cost of funds increased on time deposits and other borrowings, and decreased on savings, NOW and money market funds. The average rate of expense for deposits and borrowings in the first three quarter of 2000 increased from 3.65% in 1999 to 4.41%, an increase of 76 basis points. Total interest expense for the three months ended September 30, 2000 was $834,000 higher than the third quarter of 1999.

    Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 16 basis points to 5.97% in the nine months ended September 30,2000 from 6.13% in the first three quarters of 1999.

    The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

	2000			1999
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates
Earning Assets:
Loans (Interest and fees)	$251,782	$18,855	10.00%	$209,037	$15,097	9.66%
Federal funds sold and interest bearing deposits	1,706	83	6.50%	2,443	88	4.82%
Investment securities	28,276	1,336	6.31%	33,041	1,488	6.02%
Total earning assets and interest income	$281,764	$20,274	9.61%	$244,521	$16,673	9.12%
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$100,188	$(1,803)	2.40%	$111,633	$(2,121)	2.54%
Time deposits	116,527	(5,068)	5.81%	81,187	(3,045)	5.01%
Total interest bearing deposits	$216,715	(6,871)	4.24%	$192,820	(5,166)	3.58%
Other borrowings	14,548	(771)	7.08%	7,205	(297)	5.51%
Total interest bearing liabilities and interest expense	$231,263	$(7,642)	4.41%	$200,025	$(5,463)	3.65%
Net interest income		$12,632			$11,210

Net interest income as a percent percentage of average earning assets:			5.97%			6.13%

    An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

2000 compared to 1999
Increase (decrease) due to

	Volume	Rate	Net
Interest earned on:
Loans	$3,197	$561	$3,758
Federal funds sold and deposits in banks	(31)	26	(5)
Investment securities	(222)	70	(152)
Total interest income	2,944	657	3,601
Interest paid on:
Savings, NOW and MMA	(209)	(109)	(318)
Time deposits	1,483	540	2,023
Other borrowings	370	104	474
Total Interest expense	1,644	535	2,179
Net interest income	$1,300	$122	$1,422

    The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

    Non-interest income increased by $420,000, or 12.3%, from the first three quarters of 1999. The primary reasons for the increase are $234,000 increase in the reported amount of certain equity investments accounted for at fair value, $198,000 increase realized in gains on the sale of a former branch building and $133,000 in additional revenues generated by the investment products division of the Company. Origination fees on mortgage loans sold decreased by $155,000, or 17.8%, from the prior year. Non-interest income for the three months ended September 30, 2000 increased over the prior year $211,000 due to the increased value of equity investments. Origination fees on mortgage loans sold decreased by $7,000, or 2.5%, from the prior year third quarter.

    Non-interest expenses for the first nine months of 2000 increased by $585,000, or 5.4%, over the first three quarters of 1999. The salary and benefits expense increase of $318,000 represents a 5.3% increase from the first three quarters of 1999 due to normal salary adjustments and increased commission expense paid on revenues generated by the investment products division. The increase in other expense of $292,000 included $30,000 related to ATM data processing and operation, $22,000 in regulatory agency insurance and assessments, $44,000 in business & occupation taxes, $39,000 in advertising and public relations, $23,000 in office supplies and $14,000 in general insurance expense. The ratio of non-interest expense to average assets decreased to 4.87% for the nine months ended September 30, 2000 from 5.21% in 1999. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased to 3.22% for the nine months ended September 30, 2000 from 3.50% for the same period in 1999.

First Community Financial Group, Inc.

PART II—OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

(a)
Exhibits

  27  Financial Data Schedule

(b)
Reports on Form 8-K

  None

First Community Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL GROUP, INC. (Registrant)
Date: November 14, 2000	By:	/s/ KEN F. PARSONS Ken F. Parsons President, Chief Executive Officer
	By:	/s/ JAMES F. ARNESON James F. Arneson Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

QuickLinks

Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Rate Gap Analysis September 30, 2000
2000 compared to 1999 Increase (decrease) due to