Form 10-K405
period 2000-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2001-03-29
CIK 892449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

(mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Fiscal Year ended December 31, 2000

OR

[  ] Transition Report Under Section 13 or 15(d)
 of the Securities Exchange Act of 1934
 (no fee required)
For the Transition period from            to______

Commission File Number      0 - 24024

              First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1277503
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

721 College St. S.E., P.O. Box 3800, Lacey, WA  98509
(Address of principal executive offices)

Registrant's telephone number:    (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

  Common Stock,  $2.50 par value
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ]

State the issuer's revenues for its most recent fiscal year:    $31,939,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:  at January 31, 2001 - $49,030,867

Number of shares of common stock outstanding as of January 31, 2001: 2,184,003

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) for use in connection with the annual meeting of shareholders to be held on May 3, 2001, are incorporated by reference into Parts II and III of this Annual Report.

PART I

ITEM 1 - BUSINESS

First Community Financial Group, Inc. ("FCFG" or “the Company”) was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company.  The company's name was changed to First Community Financial Group in July, 1992.  In 1984, pursuant to a plan of reorganization, FCFG acquired all of the stock of First Community Bank of Washington ("FCB" or “Bank”), a state banking corporation chartered under the laws of the State of Washington in 1979.  The principal offices of FCFG and FCB are located in Lacey, Washington.

FCB Financial Services, a wholly owned subsidiary of First Community Bank provides a broad range of investment services including: retirement and estate planning, annuities, stocks, bonds, mutual funds and profit sharing plans.

On March 1, 1993, the Company acquired Citizens First Bank ("CFB"), a state banking corporation chartered under the laws of the State of Washington in 1978.  On December 8, 1995 CFB’s banking charter was merged into First Community Bank.

On November 29, 1995, the Company acquired Northwest Community Bank (“NCB”), a state banking corporation chartered under the laws of the State of Washington in 1991 and merged it into FCB.  The transaction was accomplished through an exchange of FCFG’s stock for shares of NCB stock.  The accompanying financial information has been prepared following the pooling-of-interests method of accounting and reflects the combined financial position and operating results of FCFG and NCB for all periods presented.  The net revenues generated under the agreement amounted to $220,000 in 2000.  After allocation of associated expenses, pre-tax net income was approximately $145,000.

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

On July 18, 1997, the Bank completed the purchase of four Wells Fargo Bank branches.  This acquisition included $43,200,000 in deposits as well as  branch facilities in Hoquiam, Montesano, Toledo and Winlock, Washington.  The branches in Winlock, Toledo and Montesano represent further expansion of the Company’s market area.  The Hoquiam branch represents further penetration into an existing market.

On January 20, 1999, Information Management Systems (“IMS”), a non-banking corporation formed for the purpose of providing data processing services to the Bank, was merged with and into FCFG.

In February 1999, a lending office was opened in Puyallup, then on October 4, 1999, the Puyallup lending office expanded to a full service branch.  The Puyallup branch represents further penetration into an existing Pierce County market.

On March 15, 2000, a branch was opened in the Hawks Prairie area of Lacey to further expand the existing Thurston County market.

On January 22, 2001, a branch office was opened in West Olympia for expansion into the existing Thurston County market.

On November 1, 2000, the Bank entered into a Marketing and Servicing Agreement with Advance America.  Advance America is a Delaware company formed in 1997 and is comprised of a group of “parent-subsidiary” companies whose function is to develop, own, acquire and manage cash advance centers throughout the United States.  Under this agreement, the Bank offers short-term consumer loans (commonly known as “payday loans”) to customers in the state of Alabama.  Advance America acts as the Bank’s agent in marketing and collecting these loans.  The agreement has a term of three years and may be terminated without cause upon six months notice, and is immediately terminable in the event that any bank regulatory agency with jurisdiction over the Bank or the Company determines that the Bank’s performance of the agreement is unlawful or is unsafe or unsound practice.

The Bank engages in general banking business through seventeen branches and a mortgage production office in Thurston, Grays Harbor, Lewis and Pierce Counties.  The Bank provides a full range of consumer banking services including: savings accounts, checking accounts, installment, mortgage and commercial lending, safety deposit  facilities, time deposits, Visa and MasterCard and other consumer and business-related financial services including the sale of non-deposit investment products.

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

Employees

FCFG and its subsidiaries employed a total of 188 employees, consisting of 153 full time and 35 part time employees at December 31, 2000.  Such employees are not represented by a union organization or other collective bargaining group, and management considers their relations with their employees to be very good.

BANK SUPERVISION AND REGULATION

Banking is a highly regulated industry. Banking laws and regulations are primarily intended to protect depositors, not shareholders.  The following discussion identifies some of the more significant state and federal laws and regulations affecting the banking industry. It is intended to provide a brief summary of these laws and regulations and, therefore, is not complete and is qualified by the statutes and regulations referenced.

The Company

General

As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended, which places us under the supervision of the Board of Governors of the Federal Reserve.  We are required to file annual reports and additional information with the Federal Reserve, and we are periodically examined by the Federal Reserve.

Bank Holding Company Regulation

In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities.  Bank holding companies must obtain the Federal Reserve Board’s approval before they: (1) acquire control (i.e., 5% or more) of the voting shares of a bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Control of Nonbanks.  With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines that the activities of such company are incidental or closely related to the business of banking.

Control Transactions.  The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition.  Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition.  In addition, any "company" must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the "company" is a bank holding company) or more of our outstanding shares or otherwise obtaining control over us.

Transactions With Affiliates

The Company and the Bank are affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate.   It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation Of Management

Federal law sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

Tie-In Arrangements

The Company and the Bank cannot participate in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of us or an agreement by the customer to refrain from obtaining other services from a competitor.

State Law Restrictions

As a Washington business corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Washington corporate law.  In addition, Washington banking law restricts and governs certain activities of the Bank.

The Bank

General

The Bank is subject to regulation and examination by the FDIC and the State of Washington.  The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

Community Reinvestment.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC and the Director must evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions.  Banks are also subject to certain restrictions on extensions of credit to insiders—executive officers, directors, principal shareholders, and their related interests.  Extensions of credit to insiders must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders.  Also, extensions of credit to insiders must not involve more than the normal risk of repayment or present other unfavorable features.

Safety and Soundness Standards. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed noncapital safety and soundness standards for institutions under its authority.  These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances.  This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases.  Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.”  The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

All insured banks are subject to semi-annual deposit insurance premium assessments.  The Federal Deposit Insurance Corporation has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the Bank Insurance Fund.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

Our principal source of cash revenues is dividends received from the Bank.  The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.  In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines.  Except for the most highly rated banks, the minimum leverage ratio is 4%.

Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Banks which are deemed to be "undercapitalized" are subject to certain mandatory supervisory corrective actions.

Financial Services Modernization

The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999.  Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities.  In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements.  The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

We do not believe that the act will negatively affect our operations.  However, to the extent the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation.  This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Effects of Government Monetary Policy

The earnings and growth of the Company are affected by general economic conditions, and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve.  The Federal Reserve implements a national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits.  We cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on us or the Bank.

ITEM 2 - PROPERTIES

The Bank owns the property and building on which the Aberdeen, Elma, Hoquiam - Timbermens, Lacey, Yelm, Fircrest, downtown Tacoma (opening in 2001), Winlock, Toledo, Montesano, Centralia and downtown Olympia branches are situated.  The Tumwater, Eatonville and Meridian Road (opening in 2001) branches are operated in a building owned by FCB which is situated on leased property.  The Hawks Prairie, Panorama City, West Olympia, and Puyallup Canyon Road branches are operated in leased space.

The Lacey branch is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, customer care center and data processing facility. The Meridian, Tumwater, Yelm, Eatonville, West Olympia, Winlock, Centralia, Aberdeen and Hoquiam branches are single story structures with drive-up facilities.  The Elma, downtown Olympia, Hawks Prairie, downtown Tacoma and Montesano branches are two story structures with drive-up facilities.  The Panorama City branch is located on the ground floor of a retirement center.  The Toledo and Canyon Road branches are single story structures with walk up ATM’s. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation.  At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2000, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in FCFG's common stock, and trading has not been extensive.  Trades that have occurred cannot be characterized as amounting to an active market.  The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market.  Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG's shares.  The following data includes trades between individual investors and new issues of stock.  It does not include the exercise of stock options nor does it include shares purchased by the Company as discussed in Note 12 of the consolidated financial statements.

	# of Shares
Period	Traded	Price Range

1998	75,713	$20.96 - $35.00

1999	37,937	$23.00 - $29.75

2000	55,478	$20.00 - $25.00

At December 31, 2000, options for 326,424 shares of FCFG common stock were outstanding.  See Note 14 of the audited financial statements for additional information.

On April 20, 2000, the Board of Directors announced a stock repurchase plan in which FCFG would repurchase a maximum of 40,000 shares of FCFG stock within a three month period.  On April 21, 2000 FCFG repurchased 39,998 shares of FCFG common stock for a total of $993,847.80.

Number of Equity Holders

As of December 31, 2000, there were 1,325 holders of record of FCFG's common stock.

Dividends

FCFG paid cash dividends of $.10 per share on February 11, May 5, August 11 and November 10, 2000. Cash dividends of $ .40, $ .09 and $.09 per share were issued on April 15, 1999, July 30, 1999 and October 30, 1999, respectively.  There were no cash dividends declared in 1998, or 1997.  Stock dividends of 5% were issued on May 6, 1998 and April 15, 1997, respectively.

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

ITEM 6 - SELECTED FINANCIAL DATA

($ in thousands, except per share data)	2000	1999	1998	1997	1996
For the Year
Net interest income after provision for credit losses	$16,104	$11,348	$14,302	$12,106	$9,361
Non-interest income	4,975	4,619	4,883	4,163	1,824
Non-interest expense and taxes	16,718	14,607	15,580	15,550	9,324
Net income	$4,361	$1,360	$3,605	$719	$1,861
Per Common Share Basic Earnings Per Share[1]	$2.02	$.64	$1.74	$0.36	$1.01
Stock Dividends declared		- -	5%	5%	5%
Cash Dividends Paid	$.40	$.58
Balance Sheet Data:
Total Assets	$324,235	$293,773	$271,566	$294,474	$176,501
Long-term debt	1,303	2,030	2,808	3,818	1,294
Stockholders’ equity	34,373	30,618	30,341	26,165	20,919

        1 Earnings per Share for all periods prior to 1997 have been restated in connection with the adoption of SFAS 128.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the 2001 Annual Proxy Statement (“Proxy Statement”).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Rate Sensitivity and Market Risk as set forth in the Proxy Statement.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Audited Consolidated Financial Statements, notes, and supplementary data called for by this item is incorporated by reference to the Proxy Statement.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24 months prior to December 31, 2000, FCFG has not changed independent accountants, at either FCFG’s election or by reason of the accountant’s resignation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2001.

FIRST COMMUNITY FINANCIAL GROUP, INC.
(Registrant)

By: /s/ Ken F. Parsons
Ken F. Parsons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 2001.

Signatures	Title

Principal Executive Officer

/s/ Ken F. Parsons	President, Chief Executive Officer, and Chairman of the Board
Ken F. Parsons

Chief Financial and Accounting Officer

/s/ James F. Arneson	Executive Vice President and Chief Financial Officer
James F. Arneson

/s/ E. Paul DeTray	Director
E. Paul DeTray

/s/ A. Richard Panowicz	Director
A. Richard Panowicz

/s/ Patrick L. Martin	Director
Patrick L. Martin

/s/ Michael N. Murphy	Director
Michael N. Murphy

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3 (a)	Amended and Restated Articles of Incorporation.[1]

3 (b)	Registrant's Bylaws.[2]

10 (a)	Employment contract for Ken F. Parsons.[3]

10 (b)	1992 Stock Option Plan for Non-employee Directors.[4]

10 (c)	Second Amended Non-employee Directors Stock Option Plan.[4]

10 (d)	Employee Stock Option and Restricted Stock Award Plan.[4]

10 (e)	Executive Supplemental Income Plan.[4]

10 (f)	1994 Stock Option Plan for Non-employee Directors.[5]

10 (g)	Employment contract for James F. Arneson.[7]

10 (h)	1999 Employee Stock Option and Restricted Award Plan and form of agreements.

10 (i)	Employee Stock Option and Restricted Stock Award Plan dated April 19, 1989. [4]

10 (j)	Marketing and Service Agreement with Advance America.

21	Subsidiaries of Registrant.

____________________________________

[1]	Incorporated by reference to Exhibit 3 of the Registrant’s Registration Statement on Form 10Q-SB for the quarter ended October 31, 1996.
[2]	Incorporated by reference to Exhibits 3 and 10 of the Registrant’s Registration Statement on Form S-4 declared effective on November 20, 1992, Commission File No. 33-52556.
[3]	Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10Q-SB for the quarter ended September 30, 1996.
[4]	Incorporated by reference from Exhibit 10 of Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.
[5]	Incorporated by reference to Exhibit 10 of Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.
[6]	Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10K-SB for the fiscal year ending December 31, 1997.
[7]	Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10K for the fiscal year ending December 31, 1998.

12