Form 10-Q
period 2001-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2001-05-15
CIK 892449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

(mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number     0-24024

First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	91 -1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

721 College Street. SE, P.O. Box 3800, Lacey, WA 98509
(Address of principal executive offices)

Issuer's telephone number:    (360) 459-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding at March 31, 2001
Common Stock	2,186,681

First Community Financial Group, Inc.

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)
	March 31	December 31
	2001	2000

Assets
Cash and due from banks	$15,205	$12,640
Interest bearing deposits in banks	177	172
Federal funds sold	12,860	0
Securities available for sale	26,545	26,729
Securities held to maturity	676	676
Loans held for sale	6,496	4,121
Loans	260,338	255,183
Allowance for credit losses	3,514	3,503
Net loans	256,824	251,680
Premises and equipment	10,303	10,067
Foreclosed real estate	4,296	4,097
Accrued interest receivable	1,833	1,817
Cash value of life insurance	3,110	3,110
Goodwill	6,574	6,677
Other assets	932	2,449
Total assets	$345,831	$324,235
Liabilities
Deposits:
Demand	$49,285	$48,715
Savings and interest bearing demand	102,061	98,036
Time deposits	153,155	124,626
Total deposits	304,501	271,377
Federal funds purchased	0	2
Short term borrowing	649	13,999
Long term debt	1,258	1,303
Accrued interest payable	494	450
Other liabilities	3,142	2,731
Total liabilities	310,044	289,862
Stockholders’ Equity
Common stock, par value $2.50 per share; 10,000,000 shares authorized, 2,186,681 shares issued in 2001, and 2,184,003 shares issued in 2000	5,467	5,460
Surplus	23,119	23,099
Retained earnings	7,201	6,349
Accumulated other comprehensive income (loss)	158	(332)
Debt related to KSOP	(158)	(203)
Total stockholders’ equity	35,787	34,373
Total liabilities and stockholders’ equity	$345,831	$324,235

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income(Unaudited)

(Dollars in thousands, except per share amounts)
	Three months ended March 31
	2000	2001
Interest income
Loans	$6,702	$6,195
Federal funds sold and deposits in banks	56	4
Investments	408	454
Total interest income	7,166	6,653
Interest Expense
Deposits	2,777	1,911
Other	57	296
Total interest expense	2,834	2,207
Net interest income	4,332	4,446
Provision for credit losses	145	170
Net interest income after provision for credit losses	4,187	4,276
Non-interest income
Service charges on deposit accounts	458	459
Origination fees on mortgage loans sold	426	235
Other operating income	607	582
Total non-interest income	1,491	1,276
Non-interest expense
Salaries and employee benefits	2,199	2,129
Occupancy and equipment	567	557
Other expense	1,353	1,130
Total non-interest expense	4,119	3,816
Operating income before income taxes	1,559	1,736
Income Taxes	488	597
Net income	$1,071	$1,139
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	490	(20)
Comprehensive Income	$1,561	$1,119
Earnings Per Share Data
Basic earnings per share	$.49	$.53
Diluted earnings per share	$.48	$.50
Weighted average number of common shares outstanding	2,175,130	2,157,940
Weighted average number of common shares outstanding,
Including dilutive stock options	2,218,499	2,260,820
Return on average assets	1.29%	1.54%

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)
Three Months Ended March 31, 2000 and 2001

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned KSOP Shares	Total

Balance, December 31, 1999	$5,443	$23,428	$2,855	$(728)	$(380)	$30,618
Net income	- -	- -	1,139	- -	- -	1,139
Stock options exercised	1	- -	- -	- -	- -	1
Cash dividend ($0.10 per share)	- -	- -	(218)	- -	- -	(218)
Other comprehensive income	- -	- -	- -	(20)	- -	(20)
Net decrease in unearned KSOP shares	- -	- -	- -	- -	44	44
Balance, March 31, 2000	$5,444	$23,428	$3,776	$(748)	$(336)	$31,564
Balance, December 31, 2000	$5,460	$23,099	$6,349	$(332)	$(203)	$34,373

Net income	- -	- -	1,071	- -	- -	1,071
Stock options exercised	7	20	- -	- -	- -	27
Cash dividend ($0.10 per share)	- -	- -	(219)	- -	- -	(219)
Other comprehensive income	- -	- -	- -	490	- -	490

Net decrease in unearned KSOP shares	- -	- -	- -	- -	45	45
Balance, March 31, 2001	$5,467	$23,119	$7,201	$158	($158)	$35,787

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
	Three months ended March 31
	2001	2000
Cash Flows from Operating Activities	$1,071	$1,139
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	145	170
Depreciation and amortization	266	269
Amortization of goodwill	103	102
Other - net	1,472	983
Originations of loans held for sale	(18,157)	(11,255)
Proceeds from sales of loans held for sale	15,782	10,308
Net cash provided by operating activities	682	1,716
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(5)	36
Net increase in Federal funds sold	(12,860)	0
Proceeds from maturities and prepayments of available-for-sale securities	1,004	544
Net increase in loans	(5,289)	(16,851)
Additions to premises and equipment	(502)	(119)
Net cash used by investing activities	(17,652)	(16,390)
Cash Flows from Financing Activities
Net increase in deposits	33,124	11,725
Net increase (decrease) in short-term borrowings	(13,352)	4,812
Sale of common stock	27	1
Repayment of long-term borrowings	(45)	(44)
Payment of cash dividends	(219)	(218)
Net cash provided by financing activities	19,535	16,276
Net change in cash and due from banks	2,565	1,602
Cash and Due from Banks:
Beginning of period	12,640	10,349
End of period	$15,205	$11,951
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,790	$2,210
Taxes	0	414
Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	0	647
Decrease in unearned KSOP shares	(45)	(44)

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

Financial Condition

Overview

The Company’s consolidated total assets at March 31, 2001 of $345,831,000 represents a 6.7% increase over December 31, 2000 assets of $324,235,000.  Reflective of the growth in deposits, federal funds sold increased by $12,860,000 and cash and due from banks also increased $2,565,000.  Loan balances, net of allowance for credit losses, increased $7,519,000 in the first quarter to $263,320,000 from $255,801,000 at December 31, 2000.

Nonperforming assets were as follows (dollars in thousands):

	March 31 2001	December 31 2000

Non-accrual loans	$871	$857
Accruing loans past due 90 days or more	1,641	1,264
Foreclosed real estate	4,296	4,097
Other assets	7	7
	$6,815	$6,225
Total nonperforming assets increased $590,000, or 9.5%.

The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and current economic conditions.  An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.  Based on this analysis, management considers the allowance for credit losses to be adequate.

The allowance for credit losses increased $11,000 in the first quarter of 2001.  The ratio of allowance for credit losses to total loans decreased to 1.35% from 1.37% at December 31, 2000.  The dollar value change in the allowance consisted of $145,000 of provision and by $134,000 in net charge offs of loans.

Investment securities decreased by $184,000, or 0.7% during the first quarter to total $27,221,000.  Securities have continued to decease due to maturities or prepayments made on asset-backed securities.  No additional securities purchases were made in the quarter due to loan growth and maintaining funds in short term investments.  Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank.  Balances will increase and decrease to meet liquidity demands.

Total deposits increased $33,124,000, or 12.2% in the first quarter to $304,501,000.  Increased time deposits generated $28,529,000 of the increase while non-interest bearing and savings and interest bearing grew modestly.  Utilization of federal funds purchased, or overnight borrowing, and other short term borrowings were reduced, due to the increases realized in deposit products, by $13,352,000.

Liquidity, Rate Sensitivity and Market Risk

The Company’s assets and liabilities are managed to maximize long-term shareholder returns by optimizing net interest income within the constraints of maintaining high credit quality, conservative interest rate risk disciplines and prudent levels of liquidity.  The Asset/Liability Committee meets regularly to monitor the composition of the balance sheet, to assess current and projected interest rate trends, and to formulate strategies consistent with established objectives for liquidity, interest rate risk and capital adequacy.

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources are those assets that can be converted to cash with little or no risk of loss.  These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity.  At March 31, 2001, cash, deposits in banks, Federal funds sold and securities available for sale totaled $54,787,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities.  At March 31, 2001,  borrowing lines of credit totaled $41,183,000.  These credit facilities have being used regularly as a source of funds and fluctuate generally in relation to increases and decreases in loans and deposits balances. $649,000 was being borrowed against these lines of credit in the form term advances as of March 31, 2001.

Management believes the Bank's liquidity position at March 31, 2001, was adequate to meet its short term funding requirements.

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities.  The Company’s net interest margin is affected by changes in the level of market interest rates.  Management’s objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.

Management considers any asset or liability which matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well.  The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative.  If positive, more assets reprice before liabilities.  If negative, the reverse is true.  Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers’ response to interest rate changes.  Currently the Banks' interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Interest Rate Gap Analysis
March 31, 2001

(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Loans	$155,545	$54,023	$50,770	$260,338
Securities:
Available for sale	3,264	10,405	10,992	24,661
Held to maturity	170	100	406	676
Interest bearing deposits with banks	177	- -	- -	177
Federal funds sold	12,860	- -	- -	12,860
Total Earning Assets	$172,016	$64,528	$62,168	$298,712

Deposits:
Savings, NOW and money market	$102,061	- -	- -	$102,061
Time deposits	146,618	$6,537	- -	153,155
Short-term borrowings	649	- -	- -	649
Long-term debt	708	550	- -	1,258

Total Interest Bearing Liabilities	$250,036	$7,087	- -	$257,123

Net Interest Rate Sensitivity Gap	($78,020)	$57,441	$62,168	$41,589

The Company’s market risk is impacted by changes in interest rates.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business.

The Company has market risk in the form of interest rate risk on its financial assets.  In an effort to understand the relative impact of this risk on the Company’s current financial situation, a processknown as a rate shock is applied to the current financial assets.

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest.  These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable.  The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.  According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $321,000.

Capital

Consolidated capital of FCFG increased $1,414,000 during the first quarter of 2001.  The net income for the first quarter and its corresponding increase to retained earnings was the primary component of this increase.  Capital was also increased as the market value of securities available for sale increased by $490,000 on an after-tax equivalent basis, a net decrease in unearned KSOP shares, for which the Company provides a guarantee, of $45,000 and an exercise of stock options of $27,000 provided additional increases to the Company’s capital.  The only reduction to capital came from the cash dividends distributed to shareholders in the amount of $219,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At March 31, 2001, the Company's leverage ratio was 8.62%, compared to 8.96% at year-end 2000.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At March 31, 2001, the Tier I capital ratio was 8.99%, and total capital was 10.12%.  At December 31, 2000 the Tier I capital ratio was 9.24% and the total capital ratio was 10.39%.

Results of Operations

General

Net income for the three months ended March 31, 2001  was $1,071,000, compared to $1,139,000 for the three months ended March 31, 2000.   Net interest income for the three months ended March 31, 2001 decreased $114,000, or 2.6% over the comparable period in 2000.

Interest income for the three months ended March 31, 2001 increased $513,000 over the three months ended March 31, 2000.   Interest earned on loans increased $507,000 due to increased volume of loans. The average rate on the loan portfolio remained at 10.42% as compared same period of the prior year.  Although the traditional loan portfolio has experienced pressures on the average rate of the portfolio due to interest rate reductions and repricing as well as competitive environment, the initiation of a small loan program in the fourth quarter of 2000 has enabled average rates of returns on loans to remain higher than would normally be the case.  The average balance of such small loans amount to approximately1% of the gross loan portfolio of the Company.  Average loan balances remained 89.1% of average earning assets.  Investment income decreased $46,000 as a result of both smaller balances, caused by maturities and principal payments on amortizing securities, as well as a reduction to the average rate of return on the portfolio, which declined 18 basis points from 6.30% to 6.12%.

Total interest expense for the three months ended March 31, 2001 increased over the comparable period of the prior year by $627,000, or 28.4%.  An increase in average interest bearing liabilities of 11.9% increased interest expense by $276,000.  A 64 basis point increase in the aggregate cost of funds from 4.04% to 4.68% resulted in an additional increase to interest expense of $351,000.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 66 basis points from 6.66% to 6.00% in the first quarters of 2001 compared to 2000.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

		2001			2000
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$260,913	$6,702	10.42%	$239,094	$6,195	10.42%
Federal funds sold	4,946	56	4.59%	250	4	6.44%
Investment securities	27,038	408	6.12%	28,978	454	6.30%
Total earning assets and interest income	$292,897	$7,166	9.92%	$268,322	$6,653	9.97%
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$99,113	$(570)	2.33%	$104,148	$(631)	2.44%
Time deposits	143,157	(2,207)	6.25%	96,858	(1,280)	5.32%
Total interest bearing deposits	$242,270	$(2,777)	4.65%	$201,006	$(1,911)	3.82%
Other borrowings	3,414	(57)	6.77%	18,603	(296)	6.40%
Total interest bearing liabilities and interest expense	$245,684	$(2,834)	4.68%	$219,609	$(2,207)	4.04%

Net interest income		$4,332			$4,446
Net interest margin as a percent percentage of average earning assets:			6.00%			6.66%

An analysis of the change in net interest income is as follows for the three months ended March 30 (dollars in thousands):

	2001 compared to 2000 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$509	$(2)	$507
Federal funds sold and deposits in banks	53	(1)	52
Investment securities	(32)	(14)	(46)
Total interest income	530	(17)	513
Interest paid on:
Savings, NOW and MMA	(32)	(29)	(61)
Time deposits	677	250	927
Other borrowings	(255)	16	(239)
Total Interest expense	390	237	627
Net interest income	$140	$(254)	$(114)

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the quarter ended March 31, 2001 was $215,000, or 16.8% greater than the same period for 2000.  The primary increase in non-interest income was in origination fees on mortgage loans sold, where decreasing market interest rates created an environment conducive to increased activity and resulted in an increase of $191,000 over the prior year.  Debit card income also increased $16,000 over the prior year as the program continues to grow in utilization.

Non-interest expenses for the first quarter of 2001 increased by $303,000, or 7.9% over the first quarter of 2000.  Salaries and employee benefits increased by $70,000, or 3.3%.  Other expense increased by $223,000, or 19.7% from the prior year.  The primary reason for this increase is in advertising and public relations, where an $113,000 more has been spent in 2001 as compared to 2000 in support of the opening of three new branches.  State and local business and occupation taxes, which are based on gross revenue, have increased by $65,000 over previous year as gross income have increased.  Office supplies have also realized an increase of $44,000 partly due to stocking the new branches.

First Community Financial Group, Inc.

PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits	None

(b) Reports on Form 8-K	None

First Community Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	FIRST COMMUNITY FINANCIAL GROUP, INC
(Registrant)
Date: May 15, 2001	By:	/s/ Ken F. Parsons
Ken F. Parsons
President, Chief Executive Officer

	By:	/s/ James F. Arneson
James F. Arneson
Executive Vice President,
Chief Financial Officer
(Principal Accounting Officer)