Form 10-K405/A
period 2000-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2001-07-06
CIK 892449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (fee required)
For the Fiscal year ended December 31, 2000
OR
☐ Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(No fee required)
For the Transition period from ________ to ________

Commission File Number 0-24024

First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1277503
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

721 College St. S.E., P.O. Box 3800, Lacey, WA 98509
(Address of principal executive offices)

Registrant’s telephone number:              (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 par value
(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒

State the issuer’s revenues for its most recent fiscal year:     $31,939,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at January 31, 2001 - $49,030,867

Number of shares of common stock outstanding as of January 31, 2001:   2,184,003

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) for use in connection with the annual meeting of shareholders to be held on May 3, 2001, are incorporated by reference into Parts III of this annual report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the Company should be read in conjunction with the accompanying consolidated financial statements.  This analysis compares 2000 results and financial position with that of 1999 and 1998.

Forward-Looking Information

Statements appearing in this report which are not historical in nature, including the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”).  Forward-looking statements are subject to the risks and uncertainties that may cause actual future results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Proxy Statement.  FCFG does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Proxy Statement, with respect to events or circumstances after the date of this Proxy Statement, or to reflect the occurrence of unanticipated events.

Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the region in which the Company operates, competitive products and pricing, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

PERFORMANCE OVERVIEW

In 2000, the Company’s total assets grew 10%, or $30,462,000 to $324,235,000.  Deposits increased $25,850,000, or 11% to $271,377,000.  Total loans, net of allowance for credit losses, also increased by $25,850,000, and represented an 11% growth rate.  Capital increased $3,755,000, primarily as a result of the earnings realized for the year less the $867,000 in cash dividends paid to shareholders.  Increased market valuation of the investment portfolio also improved the capital position.

Basic earnings per share for 2000 was $2.02 per share as compared to $0.64 per share for 1999 and $1.74 per share for 1998.  The 2000 earnings represent the highest annual earnings in the Company’s history.  The 1999 earnings and rates of return were significantly impacted by a special loss provision related to a particular borrower, which is discussed further under “Allowance for Credit Losses”.

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

The following table sets forth certain operating and capital ratios for the Company at December 31:

	2000	1999	1998	1997	1996

Return on Average Assets	1.40%	0.48%	1.26%	.29%	1.08%
Return on Average Equity	13.62%	4.26%	12.61%	2.76%	9.30%
Average Equity to Average Assets Ratio	10.25%	11.32%	9.96%	10.40%	11.58%
Dividend Payout Ratio	19.88%	92.79%	- -	- -	- -

RESULTS OF OPERATIONS

Net Interest Income

Net interest income in 2000 increased by $1,476,000, or 10%, from 1999 and $1,827,000, or 12%, over 1998.  The rising rate environment, coupled with the increased balances of loans and deposits caused gross interest income and expense to increase over the levels of the previous years.  During 2000, interest income increased $4,394,000, or 19%, compared to 1999 and $3,552,000, or 15%, compared to 1998.  Interest expense increased $2,918,000, or 39%, over 1999 and $1,725,000, or 20%, over 1998.  During  the year the net interest margin decreased 22 basis points from 6.06% in 1999 to 5.84% in 2000.

Total interest income on loans increased by $4,592,000.  Of this amount, $3,934,000 resulted from an increase in the average volume of loans during the year.  The rest of the increased loan interest was a result of the increase in the average interest rate which was earned on the loans, which increased to 9.89% over the 9.59% earned in 1999.  Offsetting the increase in total loan interest, was a decline in the interest earned on investment securities and overnight investments, which decreased $184,000.  An increase in the average yield on the portfolio to 6.25% from 6.00% in 1999 added $78,000 in earnings.  However, decreases in the portfolio and funds available for overnight investment reduced the balances on which interest could be earned and caused a decrease of $262,000.  The trend toward a greater percentage of assets in loans continued in 2000, as loans represented 90% of the earning assets, up from 86% in 1999.  Thus, a greater percentage of the Company’s assets are invested in higher yielding assets.

Interest expense on deposits increased 33% or $2,349,000 over 1999.  Of this increase, $1,649,000 resulted from an increase in the volume of deposits, particularly higher costing time deposits, and $700,000 resulted from an increase in the average rate paid on deposits.

Interest expense on other borrowings increased by $569,000, the result of an increase in both the volume of borrowing, as well as an increase in the average rate paid on those balances.

Overall, the average cost of interest bearing deposit funding and borrowed funds increased from 3.71% in 1999 to 4.49% in 2000 as the bank relied more on higher cost time deposits and borrowed funds to meet a rapid increase in loan demand early in the year.  As time deposits incurred in 2000 mature and renew in 2001, given the current lower rate environment, the Bank’s cost of funds is expected to decline in the current year.

An analysis of the change in net interest income is as follows (thousands):

	2000 compared to 1999 Increase (decrease) due to			1999 compared to 1998 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$3,934	$658	$4,592	$1,735	$(1,028)	$707
Federal funds sold and deposits in banks	(38)	24	(14)	(358)	(62)	(420)
Investment securities	(262)	78	(184)	(947)	(182)	(1,129)
Total interest income	3,634	760	4,394	429	(1,271)	(842)

Interest paid on:
Savings, NOW and MMA	(271)	(144)	(415)	(55)	(234)	(289)
Time deposits	1,920	844	2,764	(586)	(473)	(1,059)
Other borrowings	527	42	569	166	(11)	155
Total Interest expense	2,176	742	2,918	(475)	(718)	(1,193)

Net interest income	$1,458	$18	$1,476	$904	$(553)	$351

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

	2000			1999			1998
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates
Earning Assets:
Loans(1)	$253,963	$25,110	9.89%	$213,997	$20,518	9.59%	$194,016	$19,811	10.21%

Federal funds sold and interest bearing deposits in banks	1,618	98	6.06%	2,307	112	4.85%	9,529	532	5.58%

Investment securities	28,118	1,756	6.25%	32,318	1,940	6.00%	47,930	3,069	6.40%

Total earning assets and interest income	283,699	26,964	9.50%	248,622	22,570	9.08%	251,475	23,412	9.31%

Other Assets:
Cash and due from banks	11,667			13,208			12,178
Bank premises and equipment	9,540			9,583			10,312
Other assets	13,655			13,513			15,329
Allowance for credit losses	(6,066)			(2,471)			(2,276)
Total Assets	$312,495			$282,455			$287,018

Liabilities and Stockholders' Equity

Interest bearing liabilities:

Deposits:

Savings, NOW, and Money Market Deposits	$99,656	$(2,387)	2.40%	$110,746	$(2,802)	2.53%	$112,779	(3,091)	2.74%

Time deposits	118,085	(7,004)	5.93%	84,154	(4,240)	5.04%	95,273	(5,299)	5.56%

Total interest bearing deposits	217,741	(9,391)	4.31%	194,900	(7,042)	3.61%	208,052	(8,390)	4.03%

Other borrowings	14,147	(1,019)	7.20%	6,788	(450)	6.63%	4,269	(295)	6.91%

Total interest bearing liabilities and interest expense	231,888	(10,410)	4.49%	201,688	(7,492)	3.71%	212,321	(8,685)	4.09%

Non-interest bearing deposits	45,857			46,541			44,468

Other liabilities	2,722			2,264			1,640

Stockholders’ equity	32,028			31,962			28,589

Total liabilities, stockholders' equity and net interest income	$312,495	$16,554		$282,455	$15,078		$287,018	$14,727

Net interest income as an average of earnings assets:
Interest Income			9.50%			9.08%			9.31%

Interest Expense			3.67%			3.01%			3.45%

Net Interest Income			5.84%			6.06%			5.86%

(1)         For purposes of these computations, non-accrual loans are included in the average loan balance outstanding.  Loan fees and late charges of $1,933,000, $1,859,000 and $1,902,000 are included in interest income in 2000, 1999 and 1998, respectively.

Non-Interest Income

Total non-interest income increased to $4,975,000, an 8% increase over 1999 and a 2% increase over 1998.  Net service charges and fees on deposit accounts were comparable, although decreased slightly from the two prior periods.  Mortgage loan origination fees continued to be hindered by the rising interest rate environment that prevailed during 2000.  As a result, these fees decreased $161,000, or 14% from 1999, and $272,000, or 21%, from 1998.  Other non-interest income increased by $544,000 from 1999 to $2,054,000, primarily due to a $215,000 increase in the reported amount of certain equity investments accounted for at fair value, and a $235,000 increase in the gain on the sale of assets, and $379,000 from 1998.

Non-Interest Expense

Total non-interest expense increased by 3% and 2% over 1999 and 1998 respectively to total $14,598,000 for 2000.  Salaries and benefits increased $126,000, or 2%, from 1999 and $207,000, or 3%, from 1998 to $8,071,000.  Occupancy expenses increased by 2% from 1999 and 5% from 1998, as some of the newer locations experienced a full year of operating costs.  Equipment expenses decreased by an additional 3% from 1999 just as 1999 had decreased from 1998.  This decrease was realized despite the continued upgrading of the corporate infrastructure, including the implementation of a new core banking system, check imaging, and peripheral systems.  Other expenses increased by 10% over 1999 and by 2% over 1998.  The ratio of non-interest expense as a percent of average total assets for the year decreased to 4.67% from 4.99% in 1999 and 5.00% in 1998.

FINANCIAL CONDITION

Overview

Consolidated total assets increased by 10% to $324,235,000 in 2000.  Asset growth was greatest in the loan portfolio. Total loans, net of allowance for credit losses, increased $25,850,000, or 11% compared to 1999.  Cash flows from the securities portfolio, along with increased deposits and borrowings, were used to fund the loan growth.  Total deposits and short term borrowings at December 31, 2000 increased from 1999 by $25,850,000, or 11%, and $466,000, or 3%, respectively.

Investments

The Company's investment portfolio decreased $1,711,000 to $27,405,000.   Maturing securities and other cash flows from the portfolio were used to fund loan growth.  Included in the portfolio are securities classified as "held-to-maturity", which are recorded at an amortized cost of $676,000, as well as securities classified as "available-for-sale", which are recorded at their fair value of $26,729,000.  Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates.

The carrying amount of securities and the approximate fair values were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Realized Losses	Fair Value
Available-for-Sale Securities

December 31, 2000
Equity Securities	$1,890	$- -	$- -	$1,890
U.S. Government and agency securities	7,899	17	316	7,600
Corporate Securities	4,985	7	54	4,938
Mortgage backed securities	5,053	18	32	5,039
State and municipal securities	7,402	15	155	7,262
	$27,229	$57	$557	$26,729

December 31, 1999
Equity Securities	$1,774	$- -	$- -	$1,774
U.S. Government and agency securities	7,731	- -	530	7,201
Corporate Securities	5,339	- -	137	5,202
Mortgage backed securities	7,154	10	137	7,027
State and municipal securities	7,544	6	315	7,235
	$29,542	$16	$1,119	$28,439

December 31, 1998
Equity securities	$1,661	$- -	$- -	$1,661
U.S. Government and agency securities	15,578	114	255	15,437
Corporate securities	1,444	14	- -	1,458
Mortgage backed securities	11,144	63	7	11,200
State and municipal securities	5,200	120	6	5,314
	$35,027	$311	$268	$35,070
Held-to-Maturity Securities

December 31, 2000
State and municipal securities	$676	$27	$1	$702

December 31, 1999
State and municipal securities	$677	$25	$1	$701

December 31, 1998
State and municipal securities	$677	$58	$1	$734

The stated maturities of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year or less	$170	$173	9.09%	$1,230	$1,226	5.79%
Due after one year through five years	104	105	7.46%	9,718	9,604	6.33%
Due after five years through ten years	402	424	9.27%	6,460	6,356	6.82%
Due after 10 years	- -	- -	- -%	7,931	7,653	6.82%
	$676	$702		$25,339	$24,839

Weighted average yield is reported on tax-equivalent basis.  Mortgage backed securities are allocated based on their anticipated principal repayment.

There were no gross realized gains or gross realized losses on sales of securities available for sale in 2000, 1999, or 1998.

Gross realized gains and losses on sales of securities available for sale were $11,000 and $5,000, respectively in 1998.

Loans

Loan balances of portfolio loans increased by $22,358,000 to $255,183,000 in 2000.

The composition of the loan portfolio was as follows at December 31 (dollars in thousands):

	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$37,989	14.9%	$34,981	15.0%	$29,446	15.2%	$36,995	19.0%	$27,353	20.9%
Real estate construction	39,486	15.5%	19,169	8.2%	17,390	8.9%	24,423	12.5%	14,071	10.8%
Real estate mortgage	167,680	65.7%	170,203	73.1%	141,120	72.6%	124,954	64.1%	83,242	63.7%
Consumer	10,028	3.9%	8,472	3.7%	6,405	3.3%	8,489	4.4%	5,966	4.6%

	$255,183	100.0%	$232,825	100.0%	$194,361	100.0%	$194,861	100.0%	$130,632	100.0%

The Bank's loan portfolio is concentrated in real estate secured loans.  Real estate mortgage loans primarily consist of commercial loans secured by real estate.

The following table shows the maturity analysis of commercial and real estate construction loans outstanding as of December 31, 2000 (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial	$21,954	$13,204	$2,831	$37,989
Real estate construction	17,231	8,178	14,077	39,486

	$39,185	$21,382	$16,908	$77,475

Of these loans maturing after one year, $24,894,000 have predetermined or fixed interest rates and $13,396,000 have floating or adjustable interest rates.

Deposits

Total deposits increased by $25,850,000, or 11% from 1999 to $271,377,000.  Non-interest bearing deposits increased by 15% to $48,715,000 in 2000 from $42,481,000 in 1999.  Savings and interest bearing deposits and time deposits increased by $19,616,000, or 10%, to $222,662,000.

The Bank's average deposits for the year ended December 31, 2000 are summarized as follows (dollars in thousands):

	2000			1999			1998
	Amount	%	Weighted Average Rate	Amount	%	Weighted Average Rate	Amount	%	Weighted Average Rate

Demand Deposits	$45,857	17.4		$46,541	19.3		$44,468	17.6
Interest bearing demand	75,245	28.5	2.47%	85,008	35.2	2.69%	86,328	34.2	2.86%
Savings Accounts	24,411	9.3	2.18%	25,738	10.7	2.28%	26,451	10.5	2.37%
Other time deposits	118,085	44.8	5.93%	84,155	34.8	5.04%	95,273	37.7	5.56%

TOTAL	$263,598	100.0		$241,441	100.0		$252,520	100.0

Time deposits at December 31, 2000 are scheduled to mature as follows (dollars in thousands):

	Under $100,000	$100,000 and over	Total

0-90 days	$32,217	$19,780	$51,997
91-180 days	29,176	4,682	33,858
181-365 days	30,190	3,472	33,662
Over 1 year	4,101	1,008	5,109
	$95,684	$28,942	$124,626

Asset Quality

Nonperforming assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets.  Total nonperforming assets increased 90% to $6,225,000 at December 31, 2000, primarily as a result of foreclosure on the collateral of one of the Bank’s large public commercial loan customers, which accounts for $3,000,000 of this balance.  This  loan was fully reserved in 1999 and the collateral obtained during the fourth quarter of 2000.  Non-accrual loans decreased by $619,000, or 42% to $857,000.  Accruing loans past due 90 days or more increased from $28,000  to $1,264,000.  Any anticipated losses on these loans have been fully reserved for in the allowance for credit losses.

Loans will be placed on nonaccrual using the following guidelines: 1) a loan will be placed on nonaccrual when collection of all principal or all interest is deemed unlikely; and 2) a loan will automatically be placed on nonaccrual when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of being collected.  Placing a loan on nonaccrual does not diminish in any way the Bank’s claims against the borrower.

Nonperforming assets were as follows at December 31 (dollars in thousands):

	2000	1999	1998	1997	1996

Non-accrual loans	$857	$1,476	$2,492	$4,381	$1,898
Accruing loans past due 90 days or more	1,264	28	471	319	1,238
Foreclosed real estate	4,097	1,890	1,996	2,105	1,063
Other assets	7	24	- -	132	- -
	$6,225	$3,276	$4,959	$6,937	$4,199

The gross interest income that would have been recorded in 2000 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, totaled $62,000.  No interest income on these loans was included in net income in 2000.

The Company is not aware of any loans continuing to accrue interest at December 31, 2000 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.  Material credits about which management is aware of any information which would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms have been fully reserved in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.  Based on this analysis, management considers the allowance for credit losses to be adequate.

Transactions in the allowance for credit losses for the five years ended December 31, 2000 are as follows (dollars in thousands):

	2000	1999	1998	1997	1996

Balance at beginning of year	$5,825	$2,290	$2,122	$1,420	$1,376

Provision for credit losses	450	3,730	425	1,015	261

Transfer to allowance for possible losses on foreclosed real estate	(500)	- -	- -	- -	- -
Transfer from Prairie Security Bank	- -	- -	- -	469	- -

Charge offs:
Commercial	(2,217)	(116)	(219)	(627)	(34)
Real Estate Mortgage	(77)	(65)	(98)	(69)	(116)
Consumer	(57)	(66)	(94)	(111)	(77)

	(2,351)	(247)	(411)	(807)	(227)

Recoveries	79	52	154	25	10
Net charge-offs	(2,272)	(195)	(257)	(782)	(217)

Balance at end of year	$3,503	$5,825	$2,290	$2,122	$1,420
Ratio of net charge-offs to average loans outstanding	.89%	.09%	.13%	.44%	.17%

The allowance for credit losses decreased $2,322,000 in 2000.  Of this decrease, $2,043,000 was the charge-off of a loan to one of the Bank’s large public commercial loan customers, which had been specially provided for in 1999 when it’s financial condition deteriorated.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996, issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114".  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent.  The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.  The following table summarizes the Bank’s impaired loans at December 31:

	2000	1999	1998	1997	1996
Total Impaired Loans	$857,000	$4,726,000	$2,492,000	$4,381,000	$1,898,000
Total Impaired Loans with Valuation Allowance	$817,000	$3,680,000	$362,000	$992,000	$1,493,000
Allocation of Allowance for Credit Losses	$308,000	$3,347,000	$227,000	$139,000	$132,000

 No allocation of the allowance for credit losses was considered necessary for the remaining impaired loans.  The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans.

It is the Company's policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business.  The entire allowance for credit losses is available to absorb such charge-offs.  The Company  allocates its allowance for credit losses primarily on the basis of historical data.  Based on certain characteristics of the portfolio, losses can be anticipated for major loan categories.

In the following table, the allowance for credit losses at December 31, 2000, 1999, 1998, 1997 and 1996 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations (dollars in thousands):

	2000		1999		1998		1997		1996
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial	$1,626	14.9%	$3,616	15.0%	$576	15.2%	$678	19.0%	$412	29.0%
Real Estate	1,800	81.2%	2,112	81.3%	1,633	81.5%	1,200	76.6%	887	62.5%
Consumer	77	3.9%	97	3.7%	81	3.3%	244	4.4%	121	8.5%

Total	$3,503	100.0%	$5,825	100.0%	$2,290	100.0%	$2,122	100.0%	$1,420	100.0%

Capital

Consolidated capital of FCFG increased $3,755,000 during 2000.  In addition to net earnings of $4,361,000, the exercise of stock options added $515,000, increases in the market value of available for sale securities, net of tax, amounted to $396,000, tax benefits associated with the exercise of stock options provided $107,000 and payments by the KSOP on the debt related to the Company’s KSOP amounted to $177,000.  Decreases to capital came from the repurchase of Company common stock, which used $934,000 of Company capital and the payment of cash dividends of $0.40 per share, or $867,000.  Cash dividends totaling $0.58 per share were paid in 1999.  No cash dividends were paid in 1998,  1997 or 1996.

There are regulatory constraints placed upon capital adequacy, however it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At December 31, 2000, the Company's leverage ratio was 8.97%, compared to 8.47% at year-end 1999.  For regulatory purposes, any goodwill and core deposit premium is treated as a reduction of capital.  In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders' equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%.  At December 31, 2000, our Tier I capital ratio was 9.24%, and total capital was 10.39%.  The similar ratios at December 31, 1999 were a Tier I capital ratio of 8.94% and a total capital ratio of 10.21%.

Information concerning short-term borrowings is summarized as follows:

Average balance during the year	$14,050	$6,002
Average interest rate during the year	6.4%	5.0%
Maximum month-end balance during the year	$20,148	$12,131
Weighted average rate at December 31, 2000	6.8%	4.6%

Supplementary Data

(Dollars in thousands, except per share amounts)
	Dec 2000	Sept 2000	June 2000	March 2000	Dec 1999	Sept 1999	June 1999	March 1999
Interest income	$6,690	$6,904	$6,717	$6,653	$5,897	$5,804	$5,569	$5,300
Interest expense	2,768	2,740	2,695	2,207	2,029	1,906	1,808	1,749
Net interest income	3,922	4,164	4,022	4,446	3,868	3,898	3,761	3,551

Provision for credit losses	40	120	120	170	3,370	120	120	120
Non-interest income	1,133	1,398	1,168	1,276	1,197	1,187	1,165	1,070
Non-interest expense	3,263	3,799	3,720	3,816	3,359	3,575	3,673	3,502
Income taxes (benefit)	521	551	451	597	(625)	434	364	325

Net income (loss)	$1,231	$1,092	$899	$1,139	$(1,039)	$956	$769	$674

Basic earnings per share	$0.56	$0.51	$0.42	$0.53	$(0.48)	$0.44	$0.36	$0.32

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources include assets that can be converted to cash with little or no risk of loss.  These include overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, and are the principal source of asset liquidity.  At December 31, 2000, cash, deposits in banks, interest bearing deposits in banks and securities available for sale totaled $39,541,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities.  At December 31, 2000, overnight and federal funds lines of credit totaled $38,524,000.  These credit lines were accessed regularly as a source of funding during 2000 and amounted to $12,652,000 at December 31, 2000.

Management believes the Bank's liquidity position at December 31, 2000, was adequate to meet its short term funding requirements.

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities.  The Company's net interest margin is affected by changes in the level of market interest rates.  Management's objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.

Management considers any asset or liability which matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well.  The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative.  If positive, more assets reprice before liabilities.  If negative, the reverse is true.  Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes.  Currently the Bank’s interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affect the repricing of assets and liabilities in equal magnitudes, the effect of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Interest Rate Gap Analysis
December 31, 2000

(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Loans	$86,074	$129,325	$39,784	$255,183
Securities:
Available for sale	1,226	9,604	14,009	24,839
Held to maturity	170	104	402	676
Interest bearing deposits with banks	172	- -	- -	172
Total Earning Assets	$87,642	$139,033	$54,195	$280,870

Deposits:
Savings, NOW and money market	$98,036	$- -	- -	$98,036
Time deposits	119,517	5,109	- -	124,626
Short-term borrowings	14,001	- -	- -	14,001
Long-term debt	730	573	- -	1,303

Total Interest Bearing Liabilities	$232,284	$5,682	- -	$237,966

Net Interest Rate Sensitivity Gap	($144,642)	$133,351	$54,195	$42,904

The Company’s market risk is impacted by changes in interest rates.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business.

The Company has market risk in the form of interest rate risk on its financial assets.  In an effort to understand the relative impact of this risk on the Company’s current financial situation, a process known as a rate shock is applied to the current financial assets.

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

According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $399,000.  This amount represents approximately 2.4% of the 2000 net interest income.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

First

Community

Financial

Group

Inc.

and

Subsidiary

Consolidated

Financial

Report

December 31

2000

Contents

Independent Auditors’ Report

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors' Report

Board of Directors
First Community Financial Group, Inc.
Lacey, Washington

We have audited the accompanying consolidated balance sheets of First Community Financial Group, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Group, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

KNIGHT VALE & GREGORY PLLC
January 12, 2001
Tacoma, Washington

Consolidated Balance Sheets

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiary
December 31, 2000 and 1999

	2000	1999
Assets
Cash and due from banks	$12,640	$10,349
Interest bearing deposits in banks	172	136
Securities available for sale	26,729	28,439
Securities held to maturity (market value: 2000 - $702; 1999 - $701)	676	677
Loans held for sale	4,121	2,951

Loans	255,183	232,825
Allowance for credit losses	(3,503)	(5,825)
Net loans	251,680	227,000

Premises and equipment	10,067	9,187
Foreclosed real estate	4,097	1,890
Accrued interest receivable	1,817	1,226
Cash value of life insurance	3,110	3,014
Goodwill	6,677	7,085
Other assets	2,449	1,819

Total assets	$324,235	$293,773

Liabilities
Deposits:
Demand	$48,715	$42,481
Savings and interest-bearing demand	98,036	105,519
Time	124,626	97,527
Total deposits	271,377	245,527

Federal funds purchased	2	3,200
Short-term borrowings	13,999	10,335
Long-term debt	1,303	2,030
Accrued interest payable	450	299
Other liabilities	2,731	1,764

Total liabilities	289,862	263,155

Commitments and Contingent Liabilities	- -	- -

Stockholders' Equity
Preferred stock (no par value); 200,000 shares authorized, none issued	- -	- -
Common stock (par value: $2.50); 10,000,000 shares authorized, shares issued: 2000 - 2,184,003; 1999 - 2,177,167	5,460	5,443
Surplus	23,099	23,428
Retained earnings	6,349	2,855
Accumulated other comprehensive loss	(332)	(728)
Unearned KSOP shares	(203)	(380)
Total stockholders' equity	34,373	30,618

Total liabilities and stockholders' equity	$324,235	$293,773

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Data)

First Community Financial Group, Inc. and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Interest Income
Loans	$25,110	$20,518	$19,811
Federal funds sold and deposits in banks	98	112	532
Investment securities:
Taxable	1,369	1,560	2,799
Non-taxable	387	380	270
Total interest income	26,964	22,570	23,412

Interest Expense
Deposits	9,391	7,042	8,390
Other	1,019	450	295
Total interest expense	10,410	7,492	8,685

Net interest income	16,554	15,078	14,727

Provision for Credit Losses	450	3,730	425

Net interest income after provision for credit losses	16,104	11,348	14,302

Non-Interest Income
Service charges on deposit accounts	1,922	1,949	1,931
Origination fees and gains on sales of loans	999	1,160	1,271
Gain on sale of securities available for sale	- -	- -	6
Other operating income	2,054	1,510	1,675
Total non-interest income	4,975	4,619	4,883

Non-Interest Expenses
Salaries	6,645	6,325	6,446
Employee benefits	1,426	1,620	1,418
Occupancy	1,023	1,003	978
Equipment	1,163	1,200	1,239
Other	4,341	3,961	4,258
Total non-interest expenses	14,598	14,109	14,339

Income before income taxes	6,481	1,858	4,846
Income Taxes	2,120	498	1,241

Net income	$4,361	$1,360	$3,605

Earnings Per Share
Basic	$2.02	$.64	$1.74
Diluted	1.96	.60	1.62

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned KSOP Shares	Total
Balance, January 1, 1998	1,995,426	$4,988	$20,459	$1,596	$68	($946)	$26,165

Comprehensive income:
Net income	- -	- -	- -	3,605	-	- -	3,605
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	- -	- -	- -	- -	(40)	- -	(40)
Comprehensive income							3,565

Stock options exercised	35,680	89	188	- -	- -	- -	277
5% stock dividend	99,187	248	2,182	(2,444)	- -	- -	(14)
Stock repurchased	(4,146)	(10)	(70)	- -	- -	- -	(80)
Income tax benefit from exercise of stock options	- -	- -	80	- -	- -	- -	80
Compensation expense for issuance of stock options	- -	- -	10	- -	- -	- -	10
Net decrease in unearned KSOP shares	- -	- -	- -	- -	- -	338	338

Balance, December 31, 1998	2,126,147	5,315	22,849	2,757	28	(608)	30,341

Comprehensive income:
Net income	- -	- -	- -	1,360	- -	- -	1,360
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	- -	- -	- -	- -	(756)	- -	(756)
Comprehensive income							604

Stock options exercised	51,020	128	402	- -	- -	- -	530
Cash dividends declared ($.58 per share)	- -	- -	- -	(1,262)	- -	- -	(1,262)
Income tax benefit from exercise of stock options	- -	- -	177	- -	- -	- -	177
Net decrease in unearned KSOP shares	- -	- -	- -	- -	- -	228	228

Balance, December 31, 1999	2,177,167	5,443	23,428	2,855	(728)	(380)	30,618
Balance, December 31, 1999	2,177,167	$5,443	$23,428	$2,855	($728)	($380)	$30,618

Comprehensive income:
Net income	- -	- -	- -	4,361	- -	- -	4,361
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	- -	- -	- -	- -	396	- -	396
Comprehensive income							4,757

Stock options exercised	46,834	117	398	- -	- -	- -	515
Stock repurchased	(39,998)	(100)	(834)	- -	- -	- -	(934)
Cash dividends declared ($.40 per share)	- -	- -	- -	(867)	- -	- -	(867)
Income tax benefit from exercise of stock options	- -	- -	107	- -	- -	- -	107
Net decrease in unearned KSOP shares	- -	- -	- -	- -	- -	177	177

Balance, December 31, 2000	2,184,003	$5,460	$23,099	$6,349	($332)	($203)	$34,373

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash Flows from Operating Activities
Net income	$4,361	$1,360	$3,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	450	3,730	425
Depreciation and amortization	1,085	1,096	1,296
Deferred income taxes (benefit)	942	(1,119)	327
Stock dividends received	(115)	(122)	(129)
Amortization of goodwill	408	408	391
Origination of loans held for sale	(44,119)	(48,753)	(55,868)
Proceeds from sales of loans held for sale	43,154	50,258	55,716
(Increase) decrease in cash value of life insurance	(96)	(7)	200
Gain on sales of foreclosed real estate	(48)	(11)	(431)
Gain on sale of premises and equipment	(198)	- -	- -
(Increase) decrease in accrued interest receivable	(591)	(106)	371
Increase (decrease) in accrued interest payable	151	2	(106)
Other - net	(1,010)	432	956
Net cash provided by operating activities	4,374	7,168	6,753

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(36)	(9)	5,521
Net decrease in federal funds sold	- -	2,815	8,185
Activity in securities available for sale:
Sales	- -	- -	4,416
Maturities, prepayments and calls	2,602	19,507	39,698
Purchases	- -	(13,764)	(37,246)
Activity in securities held to maturity:
Maturities, prepayments and calls	- -	- -	280
Net increase in loans	(28,167)	(39,345)	(2,176)
Proceeds from sales of foreclosed assets	817	753	2,745
Additions to premises and equipment	(2,175)	(1,228)	(771)
Proceeds from sales of premises and equipment	408	444	746
Other - net	(12)	- -	(55)
Net cash provided by (used in) investing activities	(26,563)	(30,827)	21,343

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$25,850	$9,940	($27,534)
Net increase in short-term borrowings	466	13,035	500
Proceeds from exercise of stock options	515	530	277
Repayment of long-term debt	(550)	(550)	(550)
Repurchase of common stock	(934)	- -	(80)
Payment for fractional shares	- -	- -	(14)
Payment of cash dividends	(867)	(1,262)	- -
Net cash provided by (used in) financing activities	24,480	21,693	(27,401)

Net increase (decrease) in cash and due from banks	2,291	(1,966)	695

Cash and Due from Banks
Beginning of year	10,349	12,315	11,620

End of year	$12,640	$10,349	$12,315

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,259	$7,490	$8,791
Income taxes	2,127	1,105	865

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$4,147	$822	$2,318
Financed sale of foreclosed real estate	610	136	53
Stock dividends	- -	- -	2,430
Compensation expense for issuance of stock options	- -	- -	10
Fair value adjustment of securities available for sale, net	396	(756)	(40)
Net decrease in unearned KSOP shares	(177)	(228)	(338)
Income tax benefit from exercise of stock options	107	177	80
Transfer of allowance for credit losses to allowance for possible losses on foreclosed assets	500	- -	- -

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

First Community Financial Group, Inc. and Subsidiary
December 31, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

First Community Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 16 offices concentrated in and around Thurston, Grays Harbor, Pierce and Lewis Counties.  Additionally, the Company provides real estate mortgage lending services and the sale of non-deposit investment products through its branch network.The Company’s primary source of revenue is providing loans to customers who are predominately small- and middle-market businesses and middle-income individuals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First Community Bank of Washington (the Bank).  All significant intercompany transactions and balances have been eliminated.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of foreclosed real estate and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.  The reclassifications had no effect on net income or retained earnings as previously reported.  All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities which may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities.  Securities available for sale are reported at fair value.  Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of stockholders' equity entitled “accumulated other comprehensive income (loss).”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Securities Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  Such write-downs are included in earnings as realized losses.

Loans Held for Sale

Mortgage and government guaranteed loans originated for sale in the secondary market are carried at the lower of cost or estimated market value.  Net unrealized losses are recognized through a valuation allowance established by charges to income.

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses.  Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection.  When interest accrual is discontinued, all unpaid accrued interest is reversed against current income.  If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management's periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred:  the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.  These factors may result in losses or recoveries differing significantly from those provided for in the consolidated financial statements.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less.  Gains or losses on dispositions are reflected in earnings.

Goodwill

Goodwill represents costs in excess of net assets acquired, and is amortized on the straight-line basis over a period of 15 to 25 years.  The Company periodically evaluates goodwill for impairment.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal.  Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses.  Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the recorded amounts to fair value less estimated costs to dispose are recorded as necessary.  Additions to or reductions from valuation allowances are recorded in income or are transferred from the allowance for credit losses at the time of foreclosure.

Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement recorded amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files a consolidated income tax return with the Bank.  The Bank provides for tax on a separate company basis and remits to the Company amounts currently due.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee and director stock arrangements where the grant price is equal to market price.  However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in the consolidated balance sheets:

Cash and Short-Term Instruments
The recorded amounts of cash and short-term instruments approximate their fair value.

Securities Available for Sale and Held to Maturity
Fair values for securities, excluding restricted equity securities, are based on quoted market prices.  The recorded values of restricted equity securities approximate fair values.

Loans
For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on recorded values.  Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values of loans held for sale are based on their estimated market prices.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their recorded amounts).  The recorded amounts of variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

Short-Term Borrowings
The recorded amounts of federal funds purchased and short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt
The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The recorded amounts of variable rate debt approximate their fair value.

Cash Equivalents

The Company considers all amounts included in the balance sheets caption “Cash and due from banks” to be cash equivalents.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding.  The diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  With regard to the Company, comprehensive income includes the net income reported in the statements of income and any changes in fair value of securities available for sale, reported as a component of stockholders’ equity.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.  Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  Those methods must be consistent with the entity’s approach to managing risk.  This statement is effective for all fiscal years beginning after June 15, 2000.  The Company had no derivatives as of December 31, 2000, nor does the Company engage in any hedging activities.  The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on deposit with the Federal Reserve Bank.  The amounts of such balances for the years ended December 31, 2000 and 1999 were approximately $1,944 and $1,240, respectively.

Note 3 - Debt and Equity Securities

Debt and equity securities have been classified according to management's intent.  The recorded amounts of securities and their fair value at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2000
U.S. Government and agency securities	$7,899	$17	$316	$7,600
Equity securities	36	- -	- -	36
Corporate securities	4,985	7	54	4,938
Mortgage backed securities	5,053	18	32	5,039
State and municipal securities	7,402	15	155	7,262
Federal Home Loan Bank stock	1,854	- -	- -	1,854
	$27,229	$57	$557	$26,729

December 31, 1999
U.S. Government and agency securities	$7,731	$- -	$530	$7,201
Equity securities	36	- -	- -	36
Corporate securities	5,339	- -	137	5,202
Mortgage backed securities	7,154	10	137	7,027
State and municipal securities	7,544	6	315	7,235
Federal Home Loan Bank stock	1,738	- -	- -	1,738
	$29,542	$16	$1,119	$28,439

Securities Held to Maturity

December 31, 2000
State and municipal securities	$676	$27	$1	$702

December 31, 1999
State and municipal securities	$677	$25	$1	$701

The contractual maturities of debt securities held to maturity and available for sale at December 31, 2000 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Held to Maturity		Available for Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$170	$173	$1,230	$1,226
Due after one year through five years	104	105	9,718	9,604
Due after five years through ten years	402	424	6,460	6,356
Due after ten years	- -	- -	7,931	7,653
	$676	$702	$25,339	$24,839

Securities recorded at approximately $9,398 at December 31, 2000 and $8,036 at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross realized gains and losses on sales of securities available for sale were $11 and $5, respectively, in 1998.  There were no sales of securities available for sale in 2000 or 1999.

Note 4 - Loans

Loans at December 31 consist of the following:

	2000	Percent of	1999	Percent of
	Portfolio	Portfolio	Portfolio	Portfolio

Commercial	$37,989	14.89%	$34,981	15.02%
Real estate:
Residential 1-4 family	4,123	1.62	23,493	10.09
Commercial	163,557	64.09	146,710	63.02
Construction	39,486	15.47	19,169	8.23
Consumer	10,028	3.93	8,472	3.64
Total loans	$255,183	100.00%	$232,825	100.00%

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2000	1999	1998

Balance at beginning of year	$5,825	$2,290	$2,122
Provision charged to operations	450	3,730	425
Transfer to allowance for possible losses on foreclosed real estate	(500)	- -	- -

Charge-offs	(2,351)	(247)	(411)
Recoveries	79	52	154

Net charge-offs	(2,272)	(195)	(257)

Balance at end of year	$3,503	$5,825	$2,290

Ratio of net charge-offs to average loans outstanding	.89%	.09%	.13%

Following is a summary of information pertaining to impaired loans:

	2000	1999	1998

December 31
Impaired loans without a valuation allowance	$40	$1,046	$2,130
Impaired loans with a valuation allowance	817	3,680	362

Total impaired loans	$857	$4,726	$2,492

Valuation allowance related to impaired loans	$308	$3,347	$227

Years Ended December 31
Average investment in impaired loans	$1,623	$1,495	$3,544
Interest income recognized on a cash basis on impaired loans	- -	- -	- -

At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans were impaired.  Loans over 90 days past due still accruing interest were $1,264 and $28 at December 31, 2000 and 1999, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2000 and 1999.  Total loans outstanding at December 31, 2000 and 1999 to key officers and directors were $14,293 and $13,806, respectively.  During 2000, advances totaled $2,202, and repayments totaled $1,715 on these loans.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2000	1999

Land	$1,445	$1,372
Buildings and leasehold improvements	7,684	7,493
Equipment, furniture and fixtures	7,574	6,379
Construction in progress	475	66
Total cost	17,178	15,310
Less accumulated depreciation and amortization	7,111	6,123

Premises and equipment	$10,067	$9,187

The Bank leases premises and equipment under operating leases.  Rental expense of leased premises and equipment was $365, $309 and $260 for 2000, 1999 and 1998, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year are as follows at December 31, 2000:

2001	$324
2002	325
2003	211
2004	123
2005	56
Thereafter	934
Total minimum payments required	$1,973

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 6 - Foreclosed Real Estate

Foreclosed real estate consisted of the following at December 31:

	2000	1999

Real estate acquired through foreclosure	$4,597	$1,890
Allowance for possible losses	(500)	- -

Total foreclosed real estate	$4,097	$1,890

Changes in the allowance for possible losses for the year ended December 31, 2000 follows:

Balance, beginning of year	$- -
Transfers from allowance for credit losses	500

Balance, end of year	$500

There was no allowance for possible losses at December 31, 1999 and 1998.

Note 7 - Deposits

The aggregate amount of time deposits with balances in excess of one hundred thousand dollars was approximately $28,942 and $27,773 at December 31, 2000 and 1999, respectively.

Scheduled maturities of time deposits are as follows for future years ending December 31:

2001	$119,516
2002	4,454
2003	459
2004	55
2005	142

Total	$124,626

Note 8 - Federal Funds Purchased and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date.  The balances at December 31, 2000 and 1999 represent advances from a line of credit agreement with KeyBank (agreement had a limit of $6,100 at December 31, 2000).

Short-term borrowings at December 31 are as follows:

	2000	1999

Demand note issued to U. S. Treasury, bearing interest at the federal funds rate less .25% (6.29% and 4.78% at December 31, 2000 and 1999, respectively), due on demand, secured by securities pledged to the Federal Reserve Bank of San Francisco in the amount of $6,255.	$1,349	$3,335

Note due to the Federal Home Loan Bank of Seattle, bearing interest at 6.825%, due January 2001. The Bank has entered into an Advances, Security and Deposit Agreement (“Agreement”) with the Federal Home Loan Bank of Seattle, which allows it to borrow up to 10% of the Bank’s assets. Under the Agreement, virtually all the Bank’s assets, not otherwise encumbered, are pledged as collateral for advances.	12,650	7,000

Total short-term borrowings	$13,999	$10,335

Information concerning short-term borrowings is summarized as follows:

	2000	1999

Average balance during the year	$14,050	$6,002
Average interest rate during the year	6.4%	5.0%
Maximum month-end balance during the year	$20,148	$12,131
Weighted average rate at December 31, 2000	6.8%	4.6%

Note 9 - Long-Term Debt

Long-term debt at December 31 is as follows:

	2000	1999

Note payable on behalf of the Company’s KSOP, maturing March 2002; due in monthly principal installments of $15, plus interest at 90% of prime rate (8.55% and 7.65% at December 31, 2000 and 1999, respectively), collateralized by 10,968 shares of Company stock; guaranteed by the Company.	$203	$380

Note payable to Key Bank, maturing July 2002; due in annual installments of $550, plus monthly installments of interest at prime rate minus 85 basis points (8.65% and 7.65% at December 31, 2000 and 1999, respectively),collateralized by investment in First Community Bank.	1,100	1,650

	$1,303	$2,030

Principal reductions due on the above indebtedness for the years ending December 31 are as follows:  2001 - $730 and 2002 - $573.

Under the terms of the business loan agreement with KeyBank, the Company and the Bank must maintain certain financial ratios.

Note 10 - Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

Income taxes are comprised of the following for the years ended December 31:

	2000	1999	1998

Current	$1,178	$1,617	$914
Deferred (benefit)	942	(1,119)	327

Total income taxes	$2,120	$498	$1,241

The following is a reconciliation between the statutory and the effective federal income tax rate for the years ended December 31:

	2000		1999		1998
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Income tax based on statutory rate	$2,204	34.0%	$632	34.0%	$1,648	34.0%
Adjustments resulting from:
Tax-exempt income	(151)	(2.3)	(144)	(7.8)	(95)	(2.0)
Goodwill amortization	70	1.1	70	3.8	65	1.3
Tax credits	(115)	(1.2)	(129)	(6.9)	(308)	(6.3)
Other	112	1.1	69	3.7	(69)	(1.4)

Total income taxes	$2,120	32.7%	$498	26.8%	$1,241	25.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liability at December 31 are:

	2000	1999

Deferred Tax Assets
Allowance for credit losses, in excess of tax reserves	$1,093	$1,864
Deferred compensation and incentive bonuses	496	492
Book depreciation taken in excess of tax depreciation	48	26
Unrealized loss on securities available for sale	168	375
Other deferred tax assets	20	98
Total deferred tax assets	1,825	2,855

Deferred Tax Liability
Deferred income	1,831	1,712

Net deferred tax assets (liability)	($6)	$1,143

Note 11 - Commitments and Contingent Liabilities

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  The financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Bank's commitments at December 31 is as follows:

	2000	1999

Commitments to extend credit:
Real estate secured	$14,749	$19,105
Credit card lines	1,338	1,814
Other	23,918	22,552

Total commitments to extended credit	$40,005	$43,471

Standby letters of credit	$334	$1,060

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank's experience has been that approximately 70% of loan commitments are drawn upon by customers.  The Bank evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

Contingencies

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

The Company has entered into contracts with certain of its executives and others, which provide for contingent payments subject to future events.

Note 12 - Significant Concentrations of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, related to real estate loans as disclosed in Notes 4 and 11.  The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region.  The Bank generally requires collateral on all real estate lending arrangements and typically maintains loan-to-value ratios of no greater than 80%.

Investments in state and municipal securities generally involve governmental entities within Washington State.  The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $6,000.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral become worthless.

Note 13 - Benefit Plans

Employee Stock Ownership Plan

The Company has a combined employee stock ownership and profit sharing plan with 401(k) provisions (KSOP) which covers substantially all employees who have completed at least one year of service.  The Company accounts for the KSOP in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  Accordingly, the balance of the debt of the KSOP is included in long-term debt on the accompanying consolidated balance sheets, with a corresponding deduction from stockholders’ equity.  KSOP shares were pledged as collateral for the debt.  As the debt is repaid, shares are released based on the proportion of debt paid and allocated to active employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares less basis in the shares.  Shares become outstanding for earnings per share computations at the time of allocation to the active employees.

Eligible employees may defer up to 15% of their annual compensation in a pre-tax basis subject to certain IRS limits. The Company contributes to the plan one-half the employees’ contributions up to 3% of the employees’ compensation. Profit sharing contributions to the plan may also be made at the discretion of the Board of Directors.  The Company also makes contributions equal to the amount required to service the plan’s debt under the terms of the KSOP note.  Company contributions to this plan totaled $350, $300 and $334 in 2000, 1999 and 1998, respectively.  Cash dividends paid on unallocated shares which are collateral for debt are paid to reduce the principal of the debt.  Dividends paid on allocated shares are distributed to the employee account.

The KSOP shares as of December 31 were as follows:

	2000	1999	1998

Allocated shares	177,276	162,844	143,657
Unallocated shares	10,968	20,578	32,893

Total KSOP shares	188,244	183,422	176,550

Estimated fair value of unallocated shares	$232,419	$493,872	$953,897

Upon termination from the plan, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash.  Certain participants may also be eligible to diversify a certain percentage of their accounts.  A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant.  This permits the participant to sell the stock to the Company at fair value at any time during the option periods, which can be as long as 18 months.  At December 31, 2000, 1999 and 1998, outstanding put options were not material.

Incentive Compensation Plan

Incentive compensation is awarded to officers and qualified employees based on the financial performance of the Company.  Awards are payable if the Company and the Bank meet earnings and other performance objectives and are determined as a percentage of their base salary.  Fees paid to directors are also adjusted annually based on the financial performance of the Company.  Awards under the plan for 2000 and 1998 totaled $339 and $262, respectively.  There were no awards under the plan for 1999.

Executive Supplemental Income Plan

The Company provides an Executive Supplemental Income (ESI) plan covering a select group of management personnel.  The post-retirement benefit provided by the ESI plan is designed to supplement a participating officer's retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age.  Expenses related to this plan totaled $94, $409 and $158 in 2000, 1999 and 1998, respectively.

Benefits to employees are funded by life insurance policies purchased by the Company, which had cash surrender values of $2,978 and $2,870 at December 31, 2000 and 1999, respectively.  Liabilities to employees, which are being accrued over their expected time to retirement, were $1,067 and $1,040 at December 31, 2000 and 1999, respectively.

Director Deferred Income Plan

In 1992 the Board of Directors approved a plan similar to the ESI plan under which a director may elect to defer director fees until retirement, and to provide a death benefit.

Benefits to directors are funded by life insurance policies purchased by the Company, which had cash surrender values of $132 and $144 at December 31, 2000 and 1999, respectively.  Accrued liabilities to directors at December 31, 2000 and 1999 totaled $266 and $216, respectively.  No expenses associated with this plan were incurred in 1999.  Expenses associated with this plan were $82 and $35 in 2000 and 1998, respectively.

Note 14 - Stock Option Plans

The Company maintains stock option plans for non-employee members of the Board of Directors and incentive stock option plans for key employees.  The exercise price of the stock options under the plans is usually not less than the fair market value of the stock at the date of grant.  The Company has the first right of refusal to purchase any shares issued under the plans prior to their sale on the open market.

The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards granted subsequent to December 31, 1994 under these plans, consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been reduced to these pro forma amounts for the years ended December 31:

	2000	1999	1998

Net income:
As reported	$4,361	$1,360	$3,605
Pro forma	4,107	1,081	3,159

Earnings per share:
Basic:
As reported	$2.02	$.64	$1.74
Pro forma	1.90	.51	1.53
Diluted:
As reported	1.96	.60	1.62
Pro forma	1.86	.49	1.48

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted average assumptions:

	2000	1999	1998

Dividend yield	1.8%	1.9%	- -%
Expected life	8 years	10 years	10 years
Risk-free interest rate	6.7%	4.7% to 5.2%	4.9%

The weighted average fair value of options granted during 2000, 1999 and 1998 was $6.44, $6.67 and $11.48, respectively.  In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted during 2000, 1999 and 1998 are 20% vested on each of the five subsequent anniversaries of the grant date.

Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock dividends, and are as follows:

	Employee Options	Director Options	Total Options	Weighted Average Exercise Price

Under option at December 31, 1997	334,050	84,743	418,793	$14.42
Granted	7,000	5,000	12,000	26.67
Exercised	(35,680)	- -	(35,680)	7.77
Forfeited/repurchased	(7,574)	(2,913)	(10,487)	13.91
Under option at December 31, 1998	297,796	86,830	384,626	15.43
Granted	26,000	- -	26,000	30.00
Exercised	(23,862)	(27,158)	(51,020)	10.37
Forfeited/repurchased	(2,002)	(2)	(2,004)	29.96
Under option at December 31, 1999	297,932	59,670	357,602	17.13
Granted	24,500	2,000	26,500	23.00
Exercised	(24,443)	(22,391)	(46,834)	11.00
Forfeited/repurchased	(10,843)	(1)	(10,844)	21.61

Under option at December 31, 2000	287,146	39,278	326,424	18.35

Options exercisable at December 31, 2000	214,924	36,278	251,202	16.63

Options becoming exercisable under both stock option plans in future years ending December 31 are as follows:  2001 - 30,442; 2002 - 20,180; 2003 - 10,100; 2004 - 9,500 and 2005 - 5,000.

Options for 50,246 and 19,500 shares remain available to be granted under the director and employee plans, respectively, at December 31, 2000.

The following summarizes information about stock options outstanding at December 31, 2000:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

Under $10.00	11,661	2.0	$9.28	11,661	$9.28
$11.00 to $14.00	103,796	3.6	13.99	103,796	13.99
$17.28	104,767	5.3	17.28	95,505	17.28
$20.00 to $24.00	76,400	7.6	22.61	31,040	22.32
$30.00	29,800	8.8	30.00	9,200	30.00

	326,424			251,202

Note 15 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2000	1999

Assets
Cash	$286	$258
Investment in subsidiary	34,892	31,954
Other assets	616	518

Total assets	$35,794	$32,730

Liabilities and Stockholders' Equity

Liabilities
Long-term debt	$1,303	$2,030
Other liabilities	118	82
Total liabilities	1,421	2,112

Stockholders' Equity	34,373	30,618

Total liabilities and stockholders' equity	$35,794	$32,730

Condensed Statements of Income - Years Ended December 31

	2000	1999	1998

Operating Income
Dividends received from subsidiary	$1,946	$1,215	$- -
Interest	3	4	3
Total operating income	1,949	1,219	3

Operating Expenses
Interest	119	142	197
Other	77	54	113
Total operating expenses	196	196	310

Income (loss) before income taxes and equity
in undistributed income of subsidiary	1,753	1,023	(307)

Income Tax Benefit	(66)	(49)	(197)
Income (loss) before equity in undistributed
income of subsidiary	1,819	1,072	(504)

Equity in Undistributed Income of Subsidiary	2,542	288	4,109

Net income	$4,361	$1,360	$3,605

Condensed Statements of Cash Flows - Years Ended December 31

	2000	1999	1998

Cash Flows from Operating Activities
Net income	$4,361	$1,360	$3,605
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,542)	(288)	(4,109)
Decrease in due from subsidiary	- -	- -	130
Depreciation	- -	2	6
Other - net	45	34	746
Net cash provided by operating activities	1,864	1,108	378

Cash Flows from Financing Activities
Proceeds from exercise of stock options	515	530	277
Payment for fractional shares	- -	- -	(14)
Repurchase of common stock	(934)	- -	(80)
Proceeds from issuance of long-term debt	- -	- -	- -
Payments on long-term debt	(550)	(550)	(550)
Payment of dividends	(867)	(1,262)	- -
Net cash used in financing activities	(1,836)	(1,282)	(367)

Net increase (decrease) in cash	28	(174)	11

Cash
Beginning of year	258	432	421

End of year	$286	$258	$432

Note 16 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2000, in the opinion of management, the Bank met the “well capitalized” criteria under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios are as follows:

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2000
Tier 1 capital (to average assets):
Consolidated	$28,028	8.96%	$12,514	4.00%	N/A	N/A
FCB	28,547	9.14	12,493	4.00	$15,617	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	28,028	9.24	12,139	4.00	N/A	N/A
FCB	28,547	9.43	12,114	4.00	18,171	6.00
Total capital (to risk-weighted assets):
Consolidated	31,531	10.39	24,278	8.00	N/A	N/A
FCB	32,050	10.58	24,228	8.00	30,285	10.00

December 31, 1999
Tier 1 capital (to average assets):
Consolidated	$24,261	8.47%	$11,463	4.00%	N/A	N/A
FCB	25,597	8.95	11,439	4.00	$14,299	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	24,261	8.94	10,850	4.00	N/A	N/A
FCB	25,597	9.44	10,842	4.00	16,263	6.00
Total capital (to risk-weighted assets):
Consolidated	27,682	10.21	21,700	8.00	N/A	N/A
FCB	29,015	10.70	21,684	8.00	27,105	10.00

Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2000, all of the Bank’s retained earnings were available for dividend declaration to its parent company without prior regulatory approval.

Note 17 - Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2000		1999
	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks, interest bearing deposits with banks, and federal funds sold	$12,812	$12,812	$10,485	$10,485
Securities available for sale	26,729	26,729	28,439	28,439
Securities held to maturity	676	702	677	701
Loans held for sale	4,121	4,121	2,951	2,951
Loans receivable, net	251,680	250,778	227,000	224,991

Financial Liabilities
Deposits	$271,377	$271,932	$245,527	$246,148
Long-term debt	1,303	1,303	2,030	2,030
Federal funds purchased	2	2	3,200	3,200
Short-term borrowings	13,999	13,999	10,335	10,335

Note 18 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2000	1999	1998

Other Operating Income
Gain on sale of foreclosed real estate	$21	$11	$431
Commission on sale of non-deposit investment products	741	640	594

Other Operating Expense
Amortization of goodwill	$408	$408	$391
State taxes	470	398	391
Telephone	256	273	232

Note 19 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2000
Basic earnings per share:
Net income	$4,361	2,158,693	$2.02
Effect of dilutive securities:
Options	- -	69,210	(.06)
Diluted earnings per share:
Net income	$4,361	2,227,903	$1.96

Year Ended December 31, 1999
Basic earnings per share:
Net income	$1,360	2,136,502	$.64
Effect of dilutive securities:
Options	- -	134,038	(.04)
Diluted earnings per share:
Net income	$1,360	2,270,540	$.60

Year Ended December 31, 1998
Basic earnings per share:
Net income	$3,605	2,070,491	$1.74
Effect of dilutive securities:
Options	- -	159,769	(.12)
Diluted earnings per share:
Net income	$3,605	2,230,260	$1.62

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 20 - Comprehensive Income

Net unrealized losses included in other comprehensive income for the years ended December 31 were computed as follows:

	Before-Tax	Tax	Net-of-Tax
	Amount	Benefit	Amount

2000
Unrealized holding gains arising during the year	$600	$204	$396

1999
Unrealized holding losses arising during the year	$1,146	$390	$756

1998
Unrealized holding losses arising during the year	$54	$18	$36
Plus reclassification adjustments for gains realized in net income	6	2	4

Net unrealized losses	$60	$20	$40

Note 21 - Subsequent Event

Subsequent to December 31, 2000, the Company declared a dividend in the amount of $.10 per share to be paid on February 16, 2001 for shareholders of record as of January 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of July, 2001.

First Community Financial Group, Inc.

By:	/s/ James F. Arneson
EVP/Chief Financial Officer