Form 10-Q
period 2001-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2001-08-14
CIK 892449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number     0-24024

First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	91 -1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

721 College Street. SE, P.O. Box 3800, Lacey, WA 98509	(360) 459-1100
(Address of principal executive offices)	Registrant's telephone number:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at June 30, 2001
Common Stock, $2.50 par value	2,186,681

First Community Financial Group, Inc.
Table of Contents

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30	December 31
	2001	2000

Assets
Cash and due from banks	$19,940	$12,640
Interest bearing deposits in banks	154	172
Securities available for sale	22,832	24,875
Securities held to maturity	676	676
Federal Home Loan Bank stock	1,916	1,854
Loans held for sale	6,704	4,121

Loans	271,950	255,183
Allowance for credit losses	3,503	3,503
Net loans	268,447	251,680

Premises and equipment	10,524	10,067
Foreclosed real estate	4,239	4,097
Accrued interest receivable	1,559	1,817
Cash value of life insurance	8,120	3,110
Goodwill	6,472	6,677
Other assets	717	2,449

Total assets	$352,300	$324,235

Liabilities
Deposits:
Non-interest bearing	$51,542	$48,715
Savings and interest bearing demand	113,988	98,036
Time deposits	138,120	124,626
Total deposits	303,650	271,377

Federal funds purchased	4,600	2
Short term borrowing	3,268	13,999
Long term debt	1,214	1,303
Accrued interest payable	378	450
Other liabilities	2,636	2,731
Total liabilities	315,746	289,862

Stockholders’ Equity
Common stock, par value $2.50 per share; 10,000,000 shares authorized, 2,186,681 shares issued in 2001, and 2,159,638 shares issued in 2000	5,467	5,460
Surplus	23,119	23,099
Retained earnings	7,975	6,349
Accumulated other comprehensive income (loss)	107	(332)
Debt related to KSOP	(114)	(203)
Total stockholders’ equity	36,554	34,373

Total liabilities and stockholders’ equity	$352,300	$324,235

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30		Six months ended June 30

	2001	2000	2001	2000

Interest income
Loans	$7,222	$6,194	$13,924	$12,389
Federal funds sold and deposits in banks	42	78	98	82
Investments	400	445	808	899
Total interest income	7,664	6,717	14,830	13,370
Interest Expense
Deposits	2,648	2,458	5,425	4,369
Other	107	237	164	533
Total interest expense	2,755	2,695	5,589	4,902
Net interest income	4,909	4,022	9,241	8,468
Provision for credit losses	300	120	445	290
Net interest income after provision for credit losses	4,609	3,902	8,796	8,178
Non-interest income
Service charges on deposit accounts	482	503	940	962
Origination fees on mortgage loans sold	475	206	901	441
Other income	339	459	946	1,041
Total non-interest income	1,296	1,168	2,787	2,444
Non-interest expense
Salaries and employee benefits	2,368	2,052	4,567	4,181
Occupancy and equipment	639	537	1,206	1,094
Other expense	1,469	1,131	2,822	2,261
Total non-interest expense	4,476	3,720	8,595	7,536
Operating income before income taxes	1,429	1,350	2,988	3,086
Income Taxes	437	451	925	1,048

Net income	$992	$899	$2,063	$2,038
Other comprehensive income, net of tax
Unrealized holding gains (losses) on securities
arising during the period	(51)	(40)	439	(60)

Comprehensive income	$941	$859	$2,502	$1,978

Earnings per share data
Basic earnings per share	$0.46	$0.42	$0.95	$0.95
Diluted earnings per share	$0.44	$0.40	$0.92	$0.91

Weighted average number of common shares	2,178,210	2,147,098	2,177,337	2,153,320
Weighted average number of common shares - including dilutive stock options	2,229,658	2,238,808	2,234,401	2,245,029
Return on average assets	1.14%	1.12%	1.22%	1.32%

Dividends per share	$0.10	$0.10	$0.20	$0.20

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2000 and 2001

(Dollars in thousands)

				Accumulated
				Other	Debt
	Common		Retained	Comprehensive	Related
	Stock	Surplus	Earnings	Income (Loss)	to KSOP	Total

Balance, December 31, 1999	$5,443	$23,428	$2,855	$(728)	$(380)	$30,618

Net income	- -	- -	2,038	- -	- -	2,038

Stock options exercised	56	206	- -	- -	- -	262

Cash dividend ($0.20 per share)	- -	- -	(435)	- -	- -	(435)

Stock repurchased	(100)	(834)	- -	- -	- -	(934)

Other comprehensive income	- -	- -	- -	(60)	- -	(60)

Net decrease in debt related to KSOP	- -	- -	- -	- -	88	88

Balance, June 30, 2000	5,399	22,800	4,458	(788)	(292)	31,577

Balance, December 31, 2000	$5,460	$23,099	$6,349	$(332)	$(203)	$34,373

Net income	- -	- -	2,063	- -	- -	2,063

Stock options exercised	7	20	- -	- -	- -	27

Cash dividend ($0.20 per share)	- -	- -	(437)	- -	- -	(437)

Other comprehensive income	- -	- -	- -	439	- -	439

Net decrease in debt related to KSOP	- -	- -	- -	- -	89	89

Balance, June 30, 2001	$5,467	$23,119	$7,975	$107	$(114)	$36,554

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30

	2001	2000

Cash Flows from Operating Activities
Net Income	$2,063	$2,038
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Provision for credit losses	445	290
Depreciation and amortization	540	538
Amortization of intangible assets	205	204
Increase in cash value of life insurance	(2)	(57)
Other – net	1,221	(414)
Originations of loans held for sale	(41,241)	(21,220)
Proceeds from sales of loans held for sale	38,658	20,743
Net cash provided by operating activities	1,889	2,122

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	18	(36)
Net increase in Federal funds sold	0	(420)
Proceeds from maturities of available-for-sale securities	2,805	937
Net increase in loans	(17,212)	(22,335)
Proceeds from sale of other real estate	164	1,331
Additions to premises and equipment	(997)	(906)
Purchase of life insurance	(5,008)	0
Net cash used by investing activities	(20,230)	(21,429)

Cash Flows from Financing Activities
Net increase in deposits	32,273	30,006
Net decrease in short-term borrowings	(6,133)	(6,435)
Sale of common stock	27	262
Repurchase of common stock	0	(934)
Repayment of long-term borrowings	(89)	(89)
Payment of dividends	(437)	(434)
Net cash provided by financing activities	25,641	22,376

Net change in cash and due from banks	7,300	3,069

Cash and Due from Banks:
Beginning of period	12,640	10,349

End of period	$19,940	$13,418

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,661	$4,857
Taxes	865	985

Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	56	647
Decrease in guarantee of KSOP obligation	(89)	(88)

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Basic EPS computation
Numerator - Net Income	$992,000	$899,000	$2,063,000	$2,038,000

Denominator - Weighted Average common shares outstanding	2,178,210	2,147,098	2,177,337	2,153,320

Basic EPS	$.46	$.42	$.95	$.95

Diluted EPS computation	$992,000	$899,000	$2,063,000	$2,038,000
Numerator - Net Income

Denominator - Weighted average common shares outstanding	2,178,210	2,147,098	2,177,337	2,153,320

Effect of dilutive stock options	51,448	91,710	57,064	91,709

Weighted average common shares and common stock equivalents	2,229,658	2,238,808	2,234,401	2,245,029

Diluted EPS	$.44	$.40	$.92	$.91

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains certain forward-looking statements within the meaning of the federal securities laws.  Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

Financial Condition

Overview

The Company’s consolidated total assets at June 30, 2001 of $352,300,000 represents an 8.7% increase over December 31, 2000 assets of $324,235,000.  The growth in assets was primarily made up of growth in loan demand.  Loan balances, net of allowance for credit losses, increased $19,350,000, or 7.6%, in the first half to $275,151,000 from $255,801,000 at December 31, 2000.  Cash and due from banks also increased by $7,300,000 over the prior year end balances.

Nonperforming assets were as follows (dollars in thousands):

	June 30	December 31
	2001	2000

Non-accrual loans	$1,528	$857
Accruing loans past due 90 days or more	360	1,264
Foreclosed real estate	4,296	4,097
Other assets	0	7
	$6,184	$6,225

Total non-accrual loans and accruing loans past due 90 days or more decreased by $233,000, or 11.0% from the Decmeber 31, 2000 level.  Foreclosed real estate increased $142,000, or 3.5% over the same period.

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

The allowance for credit losses remained at the same level for the first half of 2001.  The ratio of allowance for credit losses to total loans decreased to 1.29% from 1.37% at December 31, 2000.  The dollar value change in the allowance consisted of $445,000 of provision and $445,000 in net charged off loans.

Investment securities decreased by $1,981,000, or 7.2% during the first half to total $25,424,000.  Securities have continued to decease due to maturities, call provisions or prepayments made on asset-backed securities.  No additional securities purchases were made in the six month period due to loan growth and maintaining funds in correspondent accounts.  Portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank.  Balances will increase and decrease to meet liquidity demands.

Total deposits increased $32,273,000, or 11.9% in the first half to $303,650,000.  Non-interest bearing demand increased  by 5.8%.  Savings and interest bearing demand increased $15,952,000, or 16.3%, primarily due to promotional money market programs related to the opening of new branches.  Time deposits also increased by $13,494, or 10.8% during the first half of 2001.  Short term borrowing has been reduced by $6,133,000 due to the growth in deposit balances.

Liquidity and Rate Sensitivity

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources are those assets that can be converted to cash with little or no risk of loss.  These include overnight investments in federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity.  At June 30, 2001, cash, deposits in banks, Federal funds sold and securities available for sale totaled $44,842,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities.  At June 30, 2001, borrowing lines of credit totaled $42,230,000.  These credit facilities are being used regularly as a source of funds as a result of loan growth. $4,600,000 was being borrowed against these lines of credit in the form of federal funds purchased and term advances as of June 30, 2001.

Management believes the Bank's liquidity position at June 30, 2001, was adequate to meet its short term funding requirements.

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

Interest Rate Gap AnalysisJune 30, 2001

(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Loans	$101,879	$137,899	$38,876	$278,654
Debt Securities:
Available for sale	2,230	9,985	10,296	22,511
Held to maturity	170	100	406	676
Interest bearing deposits with banks	154	- -	- -	154
Total Earning Assets	$104,433	$147,984	$49,578	$301,995

Deposits:
Savings, NOW and money market	$113,988	- -	- -	$113,988
Time deposits	127,875	$10,245	- -	138,120
Short-term borrowings	7,868	- -	- -	7,868
Long-term debt	1,214	- -	- -	1,214

Total Interest Bearing Liabilities	$250,945	$10,245	- -	$261,190

Net Interest Rate Sensitivity Gap	$(146,512)	$137,739	$49,578	$40,805

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

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest.  These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable.  The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.  According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $280,000.

Capital
Consolidated capital of FCFG increased $2,181,000 during the first half of 2001.  The increases comes primarily from net income, which increased capital by $2,063,000.  Capital also increased $439,000 for the after-tax increase in the securities portfolio.   Payments made on the debt related to the Company’s KSOP plan and the exercising of stock options added $89,000 and $27,000 respectively.  The reduction of capital was the cash dividends paid of $437,000.  There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) to total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At June 30, 2001, the Company's leverage ratio was 8.77%, compared to 8.96% at year-end 2000.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At June 30, 2001, the Tier I capital ratio was 9.22%, and total capital was 10.30%.  At December 31, 2000 the Tier I capital ratio was 9.24% and the total capital ratio was 10.39%.

Results of Operations
General
Net income for the six months ended June 30, 2001 was $2,063,000, compared to $2,038,000 for the same period in 2000.  This represents a 1.2% increase over the prior year.   Net income for the three months ended June 30, 2001 was $992,000, compared to $899,000 for the three months ended June 30, 2000.  This represents a 10.3% increase in net income for the period.
Net interest income increased $773,000, or 9.1% for the six months ended June 30, 2001 over the same period for 2000.  Net interest income increased $887,000 for the three months ended June 30, 2001.  This represents an increase of 22.1% over the prior year period.  Second quarter improvement in net interest income overcame the decrease experienced in the first quarter.  A significant reason for this was the presence of a large amount of higher rate, promotional time deposits made during the spring of 2000.  As interest rates dropped rapidly and significantly during the first half of 2001, many assets, as well as other variable deposit rates were reduced, while these time deposits remained at their contractual rate.  As these time deposits matured during the second quarter and funds were repriced at lower rates, the average cost of funds and interest expense rates were reduced to the comparable market rates that other items had already experienced.  Interest margins have improved over the first quarter and, as higher priced time deposits mature, are expected to improve even further.
Interest income for the six months ended June 30, 2001 increased $1,460,000 over the six months ended June 30, 2000.
Of  this increase, approximately $999,000 is attributed to an increase in the average volume of earning assets.  Average earning assets for the first six months of 2001 are $18,871,000, or 6.8%, higher than 2000.  The average rate earned on assets, which went to 10.03% from 9.63% for the six month period, increased interest income by $461,000. Although the traditional loan portfolio has experienced pressures on the average rate of the portfolio due to interest rate reductions and repricing as well as competitive environment, the initiation of a small loan program in the fourth quarter of 2000 has enabled average rates of returns on loans to remain higher than would normally be the case.  The average balance of such small loans amount to approximately 1.5% of the gross loan portfolio of the Company.  The percentage of average loans to total average earning assets increased to 89.8% from 88.9% in the first half of 2000.  The average rate of return on earning assets increased 38 basis points despite pressure on repricing and short term assets.  Interest income for the three months ended June 30, 2001 was $947,000 higher than the same period in the previous year.
Total interest expense for the six months ended June 30, 2001 increased $687,000, or 14%, from the comparable period of the prior year.  Of the total increase in interest expense, $889,000 was related to the increased average volume of time deposits, which increased $30,263,000 to $142,562,000.  Reductions in average borrowings of $9,366,000 reduced interest expense by $264000.  The average cost of funds decreased on the shorter term deposit products and borrowings.  The average cost of time deposit funds rose as the promotional time deposits reached maturity.  The average rate of expense for deposits and borrowings in the first half of 2001 increased from 4.29% in 2000 to 4.48%, an increase of 19 basis points.  Total interest expense for the three months ended June 30, 2001 was $60,000 higher than the second quarter of 2000.
Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 15 basis points to 6.25% from 6.10% in the first half of 2000.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):

	2001			2000
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$267,710	$13,924	10.49%	$248,208	$12,389	10.04%
Federal funds sold	3,717	98	5.32%	2,573	82	6.41%
Investment securities	26,697	808	6.10%	28,472	899	6.35%

Total earning assets and interest income	$298,1242	$14,830	10.03%	$279,2530	$13,370	9.63%
	5322521			79561936

Interest bearing liabilities:
Deposits:
Savings, NOW, andMoney Market Deposits	$102,926	$(1,195)	2.34%	$101,783	$(1,221)	2.41%
Time deposits	142,562	(4,230)	5.98%	112,300	(3,148)	5.64%

Total interest bearing deposits	$245,488	(5,425)	4.46%	$214,083	(4,369)	4.10%
Other borrowings	6,314	(164)	5.24%	15,680	(533)	6.84%
Total interest bearing liabilities
Total interest bearing liabilities and interest expense	$251,8027	$(5,589)	4.48%	$229,7634	$(4,902)	4.29%
	6309025			7383842
Net interest income		$9,241			$8,468

Net interest margin as a percent percentage of average assets:			6.25%			6.10%

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

	2001 compared to 2000
	Increase (decrease) due to
	Volume	Rate	Net

Interest earned on:
Loans	$1,000	$535	$1,535
Federal funds sold and deposits in banks	54	(40)	14
Investment securities	(55)	(34)	(89)
Total interest income	999	461	1,460

Interest paid on:
Savings, NOW and MMA	13	(39)	(26)
Time deposits	889	193	1,082
Other borrowings	(264)	(105)	(369)
Total Interest expense	638	49	687

Net interest income	$361	$412	$773

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income increased by $343,000, or 14.0%, from the first half of 2000.  Origination fees on mortgage loans, reflecting the demand for new and refinanced mortgages generated by the large and rapid reduction in interest rates, more than double over the same period a year earlier to $901,000 vs. $441,000.  Other non-interest income, when factoring out a $198,000 gain on sale of assets in 2000, actually increased by $103,00 over the prior year.  There were no comparable assets sales during the first half of 2001.  Non-interest income for the three months ended June 30, 2001 also benefited from increase mortgage loan activity.  Total non-interest income increased $128,000, or 11.0% over the prior year.

Non-interest expenses for the first half of 2001 increased by $756,000, or 20.3%, over the first half of 2000.  Compensation expense increased $386,000, or 9.2% as a result of two primary factors.  The first factor is the increased commission compensation related to the large increase in origination fees on mortgage loans discussed above.  Additionally, three new branches opened in the first half of 2001 and added staff that had not been employed during the same period of 2000.  The occupancy increase of $112,000 is also related to the additional branch locations.  The other expenses increase of $561,000 included an additional $149,000 in marketing expenses related to the additional branch openings.  Supply expenses increased $86,000 over prior year due to initial stocking of the new branches as well as a large order of consumable supplies.  The initiation of the small loan program has generated additional operating costs not present in 2000.  Increases have been experienced in business and occupation taxes of $124,000, credit report expenses of $40,000 and correspondent bank fees of $24,000.  Expenses related to foreclosed real estate has increased $96,000 over the same time period in 2000.  The second quarter increase in non-interest expense of $756,000 is a due to the reasons detailed for the first half increase as well.  The ratio of non-interest expense to average assets increased from 4.89% for the six months ended June 30, 2000 to 5.07% in 2001.  The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets increased from 3.30% for the six months ended June 30, 2000 to 3.42% for the same period in 2001.

First Community Financial Group, Inc.
PART II - OTHER INFORMATION
Item 4 – Submission of Matters to Vote of Security Holders
On May 3, 2001, the Company held its 2001 Annual Shareholders' Meeting.
One member of the Company's Board of Directors were re-elected with 1,723,887 shares being cast. The voting details are as follows:
A. Richard Panowicz	1,712,179 FOR	11,708 WITHHELD
The terms for this Director will expire in 2004. Other continuing Directors and their terms are:
E. Paul DeTray	Term expires 2002
Michael N. Murphy	Term expires 2002
Patrick L. Martin	Term expires 2003
Ken F. Parsons	Term expires 2003

First Community Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL GROUP, INC.

(Registrant)

Date: August 14, 2001	By:	/s/ Ken F. Parsons
Ken F. Parsons
President, Chief Executive Officer

	By:	/s/ James F. Arneson
James F. Arneson
Executive Vice President,
Chief Financial Officer
(Principal Accounting Officer)