Form 10-Q
period 2001-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2001-11-14
CIK 892449

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes    ☒     No    ☐

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 1, 2001
Common Stock, no par value	2,186,681

First Community Financial Group, Inc.

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)
	September 30	December 31
	2001	2000
Assets
Cash and due from banks	$23,537	$12,640
Interest bearing deposits in banks	148	172
Securities available for sale	19,975	24,875
Securities held to maturity	676	676
Federal Home Loan Bank stock	1,992	1,854
Loans held for sale	11,685	4,121

Loans	279,453	255,183
Allowance for credit losses	3,441	3,503
Net loans	276,012	251,680

Premises and equipment	10,427	10,067
Foreclosed real estate	4,474	4,097
Accrued interest receivable	1,652	1,817
Cash value of life insurance	8,257	3,110
Goodwill and other intangible assets	6,371	6,677
Other assets	2,200	2,449

Total assets	$367,406	$324,235

Liabilities
Deposits:
Non-interest bearing	$54,495	$48,715
Savings and interest bearing demand	121,675	98,036
Time deposits	131,409	124,626
Total deposits	307,579	271,377

Federal funds purchased	8,000	2
Short term borrowings	9,721	13,999
Long term debt	620	1,303
Accrued interest payable	363	450
Other liabilities	3,362	2,731
Total liabilities	329,645	289,862

Stockholders’ Equity
Common stock, par value $2.50 per share; 10,000,000 shares authorized, 2,186,681 shares issued in 2001, and 2,184,003 shares issued in 2000	5,467	5,460
Surplus	23,119	23,099
Retained earnings	9,024	6,349
Accumulated other comprehensive income (loss)	221	(332)
Debt related to KSOP	(70)	(203)
Total stockholders’ equity	37,761	34,373

Total liabilities and stockholders’ equity	$367,406	$324,235

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)
	Three months ended		Nine months ended
	September 30		September 30
	2001	2000	2001	2000
Interest income
Loans	$7,609	$6,466	$21,533	$18,855
Federal funds sold and deposits in banks	6	1	104	83
Investments	353	437	1,161	1,336
Total interest income	7,968	6,904	22,798	20,274
Interest Expense
Deposits	2,500	2,502	7,925	6,871
Other	80	238	244	771
Total interest expenses	2,580	2,740	8,169	7,642
Net interest income	5,388	4,164	14,629	12,632
Provision for credit losses	513	120	958	410
Net interest income after provision for credit Losses	4,875	4,044	13,671	12,222
Non-interest income
Service charges on deposit accounts	709	483	1,649	1,445
Origination fees on mortgage loans sold	497	277	1,398	718
Other income	395	638	1,341	1,679
Total non-interest income	1,601	1,398	4,388	3,842
Non-interest expense
Salaries and employee benefits	2,433	2,113	7,000	6,294
Occupancy and equipment	618	548	1,824	1,642
Other expense	1,610	1,138	4,432	3,399
Total non-interest expense	4,661	3,799	13,256	11,335
Operating income before income taxes	1,815	1,643	4,803	4,729
Income Taxes	547	551	1,472	1,599

Net income	$1,268	$1,092	$3,331	$3,130

Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period	114	193	553	133

Comprehensive income	$1,382	$1,285	$3,884	$3,263

Earnings per share data
Basic earnings per share	$0.58	$0.51	$1.53	$1.45
Diluted earnings per share	$0.57	$0.49	$1.50	$1.41

Weighted average number of common shares	2,181,459	2,150,816	2,178,716	2,152,480
Weighted average number of common shares - including dilutive stock options	2,227,194	2,216,549	2,224,451	2,218,212
Return on average assets (annualized)	1.43%	1.39%	1.29%	1.34%
Dividends per share	$0.10	$0.10	$0.30	$0.30

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2000 and 2001

(Dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related to KSOP	Total

Balance, December 31, 1999	$5,443	$23,428	$2,855	$(728)	$(380)	$30,618

Net income	- -	- -	3,130	- -	- -	3,130

Stock options exercised	72	251	- -	- -	- -	323

Cash dividend ($0.30 per share)	- -	- -	(652)	- -	- -	(652)

Stock repurchased	(100)	(834)	- -	- -	- -	(934)

Other comprehensive income	- -	- -	- -	133	- -	133

Net decrease in debt related to KSOP	- -	- -	- -	- -	133	133

Balance, September 30, 2000	5,415	22,845	5,333	(595)	(247)	32,751

Balance, December 31, 2000	$5,460	$23,099	$6,349	$(332)	$(203)	$34,373

Net income	- -	- -	3,331	- -	- -	3,331

Stock options exercised	7	20	- -	- -	- -	27

Cash dividend ($0.30 per share)	- -	- -	(656)	- -	- -	(656)

Other comprehensive income	- -	- -	- -	553	- -	553

Net decrease in debt related to KSOP	- -	- -	- -	- -	133	133

Balance, September 30, 2001	$5,467	$23,119	$9,024	$221	$(70)	$37,761

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
	Nine months ended September 30
	2001	2000
Cash Flows from Operating Activities
Net Income	$3,331	$3,130
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Provision for credit losses	958	410
Depreciation and amortization	829	824
Amortization of intangible assets	306	306
Increase in cash value of life insurance	(3)	(163)
Other – net	(1309)	(164)
Originations of loans held for sale	(64,242)	(48,834)
Proceeds from sales of loans held for sale	58,076	49,094
Net cash provided by operating activities	(2,054)	4,603

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	24	(39)
Proceeds from maturities of available-for-sale securities	5,845	1,504
Net increase in loans	(25,290)	(24,182)
Proceeds from sale of foreclosed real estate	95	910
Additions to premises and equipment	(1,189)	(1,730)
Investment in life insurance	(5,144)	- -
Net cash used by investing activities	(25,659)	(23,537)

Cash Flows from Financing Activities
Net increase in deposits	36,202	17,035
Net increase in federal funds purchased and short-term borrowings	3,720	4,002
Sale of common stock	27	323
Repurchase of common stock	0	(934)
Repayment of long-term borrowings	(683)	(683)
Payment of dividends	(656)	(652)
Net cash provided by financing activities	38,610	19,091

Net change in cash and due from banks	10,897	157

Cash and Due from Banks:
Beginning of period	12,640	10,349

End of period	$23,537	$10,506

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$8,256	$7,557
Taxes	1,095	1,568

Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	392	647
Decrease in guarantee of KSOP obligation	(133)	(133)

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including notes thereto, included in the Company’s 2000 Annual Report to Shareholders.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic EPS computation	$1,268,000	$1,092,000	$3,331,000	$3,130,000
Numerator - Net Income
Denominator - Weighted Average common shares outstanding	2,181,459	2,150,816	2,178,716	2,152,480

Basic EPS	$.58	$.51	$1.53	$1.45

Diluted EPS computation	$1,268,000	$1,092,000	$3,331,000	$3,130,000
Numerator - Net Income
Denominator - Weighted average common shares outstanding	2,181,459	2,150,816	2,178,716	2,152,480
Effect of dilutive stock options	43,940	65,733	45,735	65,732
Weighted average common shares and common stock equivalents	2,225,399	2,216,549	2,224,451	2,218,212

Diluted EPS	$.57	$.49	$1.50	$1.41

3.             Recent Accounting Pronouncements

The Financial Accounting Standards Board adopted Financial Accounting Standards No. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, in 2001.  SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements.  Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment.  Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods.  The Company has $4,211,000 of goodwill on which amortization will cease effective January 1, 2002.  The remaining intangible assets of $2,160,000 will continue to be amortized.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities became effective and was adopted by the Company effective January 1, 2001.  The Company does not engage in hedging activities.  The adoption of SFAS No. 133 had no effect on the Company’s financial position as of September 30, 2001 or the nine months there ended.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains certain forward-looking statements within the meaning of the federal securities laws.  Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

Financial Condition

Overview

The Company’s consolidated total assets at September 30, 2001 of $367,406,000 represents an 13.3% increase over December 31, 2000 assets of $324,235,000.  The growth in assets was concentrated in the loan portfolio.  Loan balances, net of allowance for credit losses, increased $31,896,000, or 12.5%, in the first three quarters to $287,697,000 from $255,801,000 at December 31, 2000.  The composition of the loan portfolio at September 30, 2001 and December 31, 2000 follows (dollars in thousands):

	September 30, 2001	December 31, 2000
Commercial	$42,864	$37,989
Real Estate
Residential (1)	22,925	8,244
Commercial	163,664	163,557
Construction	50,243	39,486
Consumer	11,442	10,028
	$291,138	$259,304

The total of non-performing loans (non-accrual and loans over 90 days past due) has improved since December 31, 2000, as shown in the following table of non-performing assets (dollars in thousands):

September 30, 2001

December 31, 2000

Non-accrual loans	$1,223	$857
Accruing loans past due 90 days or more	613	1,264
Foreclosed real estate	4,474	4,097
Other assets	0	7
	$6,310	$6,225

Non-accrual loans increased by $366,000 during the first three quarters of 2001.  Accruing loans past due 90 days or more decreased $651,000 over the same period.  Loans in this category must be well secured and in the process of collection for the accrual of interest to continue.  These loans are monitored and may be reclassified as non-accrual as conditions warrant.  Foreclosed real estate has increased by $377,000 from prior year end.   As shown in the schedule of non-performing assets detailed above, loan quality has improved from 2000 year-end.  In the first three quarters of 2001, the percentage of non-performing loans to total loans decreased to 0.63% from 0.82% at December 31, 2000.

The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and economic conditions.  All loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination.  These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level.  Management reviews the composite changes in loan grades within the portfolio in it’s assessment of the adequacy of the allowance.  If a loan becomes impaired, the Company’s loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan.  Management is continuing to monitor the Company’s loss experience with it’s small loan portfolio and, based on that experience, adjusts loss factors used in assessing the adequacy of the allowance for credit losses related to those loans.  After reviewing the composition of the loan portfolio at September 30, 2001, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date.  An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.

The allowance for credit losses decreased $62,000 in the first three quarters of 2001.  The ratio of allowance for credit losses to total loans decreased during the first three quarters of 2001 to 1.23% from 1.37% at December 31, 2000.  The dollar value change in the allowance consisted of $958,000 of provision less $1,020,000 in net charge offs of loans.  Chargeoffs were concentrated in the Company’s small loan portfolio.

Investment securities decreased by $4,900,000, or 19.2% during the first three quarters of 2001 to a total of $20,651,000.  The Company’s portfolio of securities have continued to decease as securities matured or prepayments were made on asset-backed securities.  No additional securities were purchased during the year because available funds were used for loan growth.  Investment portfolio balances are managed in conjunction with the remainder of the balance sheet and support the lending and depository functions of the Bank.  Balances will increase and decrease to meet liquidity demands.

Total deposits increased $36,202,000, or 13.3% in the nine months ended September 30, 2001 to $307,579,000.  The largest increase has been in interest bearing demand deposits, which increased $23,639,000, or 24.1%.  The primary reason for this increase is related to promotional money market products offered to customers in connection with the opening of new branches.  Short term borrowings have also been used as a funding source.  Fed funds purchased and short term borrowings increased by $3,720,000 from the balances at December 31, 2000.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources are those assets that can be converted to cash with little or no risk of loss.  These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity.  At September 30, 2001, cash, deposits in banks, federal funds sold and securities available for sale totaled $43,660,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, borrowings and the issuance of capital and debt securities.  At September 30, 2001, borrowing lines of credit totaled $43,741,000.  These credit facilities are being used regularly as a source of funds as a result of loan growth. $17,721,000 was being borrowed against these lines of credit in the form of federal funds purchased and term advances as of September 30, 2001.

Management believes the Bank's liquidity position at September 30, 2001, was adequate to meet its short term funding requirements.

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

Interest Rate Gap Analysis
September 30, 2001

(dollars in thousands)		After One But
	Within One	Within Five	After Five
	Year	Years	Years	Total
Loans	$113,655	$137,900	$39,583	$291,138
Securities:
Available for sale	3,484	8,404	7,813	19,701
Held to maturity	170	100	406	676
Interest bearing deposits with banks	148	- -	- -	148
Total Earning Assets	$117,457	$146,404	$47,802	$311,663

Deposits:
Savings, NOW and money market	$121,675	- -	- -	$121,675
Time deposits	120,693	$10,716	- -	131,409
Short-term borrowings	17,721	- -	- -	17,721
Long-term debt	620	- -	- -	620

Total Interest Bearing Liabilities	$260,709	$10,716	- -	$271,425

Net Interest Rate Sensitivity Gap	$(143,252)	$135,688	$47,802	$40,238

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

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest.  These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable.  The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.  According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $193,000.

Capital

Consolidated capital of FCFG increased $3,388,000 during the first three quarters of 2001.  Increases in capital are a result of net income of $3,331,000, market value adjustments of securities available for sale increased by $553,000, payments made on the debt related to the Company’s KSOP plan amounting to $133,000 and exercising of stock options providing $27,000 in additional capital.  Reductions to capital were the result of cash dividends paid in the amount of $656,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) to total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At September 30, 2001, the Company's leverage ratio was 8.92%, compared to 8.96% at year-end 2000.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At September 30, 2001, the Tier I capital ratio was 9.19%, and total capital was 10.21%.  At December 31, 2000 the Tier I capital ratio was 9.24% and the total capital ratio was 10.39%.

Results of Operations

General

Net income for the nine months ended September 30, 2001 was $3,331,000, compared to $3,130,000 for the same period in 2000, an increase of $201,000, or 6.4% for the comparable periods.   Net income for the three months ended September 30, 2001 was $1,268,000, compared to $1,092,000 for the three months ended September 30, 2000.  This represents a 16.1% increase in net income for the period.  The increases in net income were generated in part as a result of interest income that the Company receives for the small consumer loans (“payday loans”) that the Company makes in Alabama and Arkansas through it program with Advance America.

Net interest income increased $1,997,000, an increase of 15.8% for the nine months ended September 30, 2001 over the same period for 2000.  Net interest income increased $1,224,000 for the three months ended September 30, 2001.  This represents an increase of 29.4% over the same period in the prior year.  The increase in the Company’s net interest income is primarily the result of growth in loans, particularly the small consumer loans made through the Advance America program.  The Company entered into the Advance America program in November 2000, and net interest income in the first three quarters of 2001 has been positively affected by the returns on these loans.  While the average balance of such small loans was approximately 1.6% of the gross loan portfolio for the Company on September 30, 2001, interest income from the loans equaled $3,044,000 in the first three quarters of 2001, or 13.4% of the total interest income received by the Company during the same period.  Traditional loans have been impacted by the dramatic interest rate reductions throughout 2001.  New, adjustable, and repriced traditional loans have been substantially impacted by the rate reductions.  However, the Company’s management of liability sensitivity has allowed a substantial portion of deposits and other funding sources to be repriced to lower interest rates sooner than in the past and had a positive effect on the costs of funds for the Company.  In particular, the cost of funds decreased second quarter of 2001 as time deposits from a 2000 spring promotion began to mature and were replaced with lower cost sources of funding.

Interest income for the nine months ended September 30, 2001 increased $2,524,000, or 12.4%, over the nine months ended September 30, 2000.   Of  this increase, approximately $1,525,000 is attributed to an increase in the average volume of earning assets.  Average earning assets for the first nine months of 2001 were $19,037,000, or 6.8% higher than in the same period of 2000.  The average rate earned on assets, which was 10.10% on September 30, 2001, up from 9.59% for the same nine month period in 2000, increased interest income by $999,000. The percentage of average loans to total average earning assets increased slightly over the prior year and represents 90.5% of total average earning assets, up from 89.4% in 2000.  The average rate of return on assets increased 51 basis points despite the reduction on investment and federal funds earning rates.  Interest income for the three months ended September 30, 2001 was $1,064,000 higher than the same period in the previous year.  Likewise due to changes in the composition of and increased yield on the loan portfolio.

Total interest expense for the nine months ended September 30, 2001 increased $527,000, or 6.9%, from the comparable period of the prior year.  Of the total increase in interest expense, $838,000 was related to the increased volumes of average interest bearing liabilities, which increased $23,773,000, or 10.3%, to $255,036,000.  The average cost of funds decreased on savings, NOW and money market funds as well as time deposits.  However, due to the change in mix towards a greater percentage of time deposits, the overall cost of interest bearing deposits increased to 4.25% from 4.22%.  Other borrowings reflected the decreasing rate environment more clearly given the generally short term nature of the balance, with the average rate dropping to 4.73% from 7.06%.  The average rate of expense for total deposits and borrowings in the first three quarters of 2001 decreased to 4.27% from 4.40% in the same period of 2000, a decrease of 13 basis points and relates to an approximate $101,000 savings in interest expense.  Total interest expense for the three months ended September 30, 2001 was $160,000 less than the third quarter of 2000 primarily due to the reduced rate environment.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 51 basis points to 6.48% in the nine months ended September 30,2001 from 5.97% in the first three quarters of 2000.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

		2001			2000
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Earning Assets:
Loans (Interest and fees)	$272,330	$21,533	10.53%	$251,782	$18,855	9.98%
Federal funds sold and interest bearing deposits	2,661	104	5.21%	1,706	83	6.48%
Investment securities	25,810	1,161	5.99%	28,276	1,336	6.29%
Total earning assets and interest income	$300,801	$22,798	10.10%	$281,764	$20,274	9.59%

Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$107,945	$(1,873)	2.31%	$100,188	$(1,803)	2.40%
Time deposits	140,212	(6,052)	5.75%	116,527	(5,068)	5.79%
Total interest bearing deposits	$248,157	$(7,925)	4.25%	$216,715	$(6,871)	4.22%
Other borrowings	6,879	(244)	4.73%	14,548	(771)	7.06%
Total interest bearing liabilities and interest expense
	$255,036	$(8,169)	4.27%	$231,263	$(7,642)	4.40%

Net interest income		$14,629			$12,632
Net interest income as a percent percentage
of average earning assets:			6.48%			5.97%

An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

2001 compared to 2000 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$1,590	$(1,088)	$2,678
Federal funds sold and deposits in banks	48	(27)	21
Investment securities	(113)	(62)	(175)
Total interest income	1,525	999	2,524

Interest paid on:
Savings, NOW and MMA	140	(70)	70
Time deposits	1,022	(38)	984
Other borrowings	(324)	(203)	(527)
Total Interest expense	838	(311)	527

Net interest income	$687	$(1,310)	$1,997

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income increased by $546,000 in the first three quarters of 2001, or 14.2%, from the same period of 2000. Origination fees on mortgage loans sold increased $680,000, or 94.7%, to total $1,398,000, largely as a result of increased mortgage activity due to the favorable interest rate environment.  Service charges, positively affected by initiation of a new overdraft protection plan, increased $204,000, or 14.1%, to $1,649,000.  The other income decrease of $338,000 is primarily due to one time gains  in 2000, which included $234,000 on certain equity investments accounted for at fair value and $198,000 in gain on the sale of a former branch building.  Non-interest income for the three months ended September 30, 2001 increased over the prior year $203,000 for the reasons mentioned previously.

Non-interest expenses for the first nine months of 2001 increased by $1,921,000, or 16.9%, over the first three quarters of 2000.  The salary and benefits expense increase of $706,000 represents an 11.2% increase from the first three quarters of 2000 due to additional staffing for the new branches and increased commission expense related to the increase in mortgage origination fees.  The Company’s occupancy expense increase of $182,000 is a result of the additions to the branch network.  The increase in other expense of $1,033,000 included $351,000 related to the new small loan product, such as increased business taxes, correspondent bank fees and credit investigations, $222,000 in increased marketing costs related to the new branch openings, increased operational losses of $120,000, $68,000 increase in consulting fees incurred, and $60,000 for office supplies related to the additional branches.  The ratio of non-interest expense to average assets increased slightly, largely as a result of costs associated with the new branches,  to 4.98% for the nine months ended September 30, 2001 from 4.87% for the same period in 2000.  The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets increased to 3.33% for the nine months ended September 30, 2001 from 3.22% for the same period in 2000. Increases in non-interest expense for the three months ended September 30, 2001 compared to the same period in 2000 related primarily to increased commissions on mortgage loans originated and expenses related to the small loan program which was not yet initiated by this time in 2000.

First Community Financial Group, Inc.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibit 10	Employee agreement between Company and Jon M. Jones

(b) Reports on Form 8-K	Report on Form 8-K filed on September 7, 2001, regarding change in registrant’s certifying accountant

First Community Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL GROUP, INC.
(Registrant)

Date: November 14, 2001	By:	/s/ Ken F. Parsons
Ken F. Parsons
President, Chief Executive Officer

	By:	/s/ James F. Arneson
James F. Arneson
Executive Vice President,
Chief Financial Officer
(Principal Accounting Officer)