Form 10-K
period 2001-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2002-04-01
CIK 892449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                  to

Commission File Number  0 - 24024

FIRST COMMUNITY FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Principal Executive Offices
721 College St. S.E., P.O. Box 3800, Lacey, WA 98509

(360) 459-1100
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check whether the registrant (1) has filed all reports required by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☐

Indicate the number of shares outstanding of the issuer’s class of common stock as of the latest practicable date.

Aggregate market value of the voting stock held

by non-affiliates of the registrant at, February 28, 2002

$44,761,360

2,186,681 shares of no par value Common Stock outstanding as of February 28, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “Proxy Statement”) for use in connection with the Annual Meeting of Shareholders to be held on May 2, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

First Community Financial Group, Inc.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

INDEX

PART I

ITEM 1.	BUSINESS
• General
• Competition
• Employees
• Supervision and Regulation

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

• Forward-Looking Information
• Performance Overview
• Results of Operation
• Financial Condition

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURERS ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTRARY DATA
• Reports of Independent Auditors
• Financial Statements
• Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICER; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
• Signatures
• Exhibit Index

PART I

ITEM 1 - BUSINESS

General

First Community Financial Group, Inc. (“FCFG” or “the Company”) was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company.  The company’s name was changed to First Community Financial Group, Inc. in July 1992.  In 1984, pursuant to a plan of reorganization, FCFG acquired all of the stock of First Community Bank of Washington (“FCB” or “Bank”), a state banking corporation chartered under the laws of the State of Washington in 1979.  The principal offices of FCFG and FCB are located in Lacey, Washington.

The Company expanded solely through internal growth until 1993 when it began a series of acquisitions to more rapidly expand its market area and to achieve greater economies of scale.

Acquisition	Year Completed
Citizens First Bank	1993
Northwest Community Bank	1995
Prairie Security Bank	1997
Wells Fargo Bank - Four Branches	1997

In February 1999, a mortgage lending office was opened in Puyallup, which was expanded to a full service branch later that year.  In March 2000, a branch office was opened in the Hawks Prairie area of Lacey, and in January 2001, a branch office was opened on the west side of Olympia to serve two rapidly growing areas of Thurston County.   Also in early 2001, offices were opened in downtown Tacoma and in the South Hill area of Puyallup.

The Bank engages in general banking business through nineteen offices in Thurston, Grays Harbor, Lewis and Pierce Counties.  A primary focus of the Bank is on business and commercial real estate lending and is a market leader in Thurston County.  The Bank provides a full range of banking services including savings accounts, checking accounts, installment, mortgage and commercial lending, safety deposit facilities, time deposits, and other consumer and business-related financial services including the sale of non-deposit investment products.

FCB Financial Services, a wholly owned subsidiary of First Community Bank provides a broad range of investment services including retirement and estate planning, annuities, stocks, bonds, mutual funds and profit sharing plans.

In November 2000 and April 2001, the Bank entered into Marketing and Servicing Agreements with Advance America.  Advance America is a Delaware company formed in 1997 and is comprised of a group of “parent-subsidiary” companies whose function is to develop, own, acquire and manage cash advance centers throughout the United States.  Under these agreements, the Bank offers short-term consumer loans (commonly known as “payday loans”) to customers in the states of Alabama and Arkansas.  Advance America acts as the Bank’s agent in marketing and collecting these loans.  The agreements have terms of three years, and may be terminated without cause upon six months notice, and are immediately terminable in the event that any bank regulatory agency with jurisdiction over the Bank or the Company determines that the Bank’s performance of the agreements is unlawful or is an unsafe or unsound practice.  Financial highlights on this segment of the Company is found in Note 20-Business Segment Information, in the Company’s consolidated financial statements.  The federal bank regulators’ perspective on payday lending is generally described below in the section titled, “Bank Supervision and Regulation-Safety and Soundness Standards.”

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

Employees

FCFG and its subsidiaries employed a total of 217 employees, consisting of 170 full time and 47 part time employees at December 31, 2001.  Such employees are not represented by a union organization or other collective bargaining group, and management considers their relations with their employees to be very good.

BANK SUPERVISION AND REGULATION

General

FCFG is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on FCFG business and prospects. The Company’s operations may also be affected by changes in the policies of banking and other government regulators. FCFG cannot accurately predict the nature or extent of the possible future effects on the Company’s business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Significant Changes In Banking Laws And Regulations

USA Patriot Act of 2001.  On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001.  Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks;  (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports.  The Act also increases governmental powers to generally investigate terrorism, including expanded government access to account records.  The Department of the Treasury is empowered to administer and make rules to implement the Act.  While the Company believes the USA Patriot Act may, to some degree, affect it’s record-keeping and reporting expenses, it does not believe that the Act will have a material adverse effect on it’s business and operations.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with the Federal Reserve and must provide it with such additional information as it may require.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Non-banks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank.  This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of First Community Bank

General. The Bank is a Washington chartered commercial bank with deposits insured by the FDIC.  As a result, the Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or other facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.  Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Recently federal bank regulators have increased their scrutiny of banks involved in payday lending.  Published regulatory guidance indicates that regulators are concerned about certain potential risks to banks that partner with payday lenders.  Those risks include strategic, reputation, compliance, transaction and credit risks.  Management is expected to measure, monitor and establish controls to manage these risks and to avoid taking risks that threaten the safety and soundness of the bank.  Regulators will enforce these expectations through the examination process and have the power to order a bank to discontinue its participation in payday lending.  Management believes that the Bank has taken appropriate steps to manage and control the risks of its payday lending activities consistent with applicable regulatory guidance.  However, there can be no assurance that the Bank’s regulators would not seek to restrict or terminate the Bank’s participation in payday lending.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly.  The premium amount is based upon a risk classification system established by the FDIC.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

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

Under FDIC regulations, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999.  The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies.  Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.  In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements.  The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

The Company does not believe that the act will negatively affect it’s operations in the short term.  However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation.  This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than currently offered, and these companies may be able to aggressively compete in the markets FCFG currently serves.

Effects Of Government Monetary Policy

The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

ITEM 2 - PROPERTIES

The Bank owns the property and building on which the Aberdeen, Elma, Hoquiam, Lacey, Yelm, Fircrest, downtown Tacoma, Winlock, Toledo, Montesano, Centralia and downtown Olympia branches are situated.  The Tumwater, Eatonville and Meridian Road branches are operated in buildings owned by FCB that are situated on leased property.  The Hawks Prairie, Panorama City, West Olympia, and Puyallup Canyon Road branches are operated in leased space.

The Lacey office is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, customer care center and data processing facility. The Meridian, Tumwater, Yelm, Eatonville, West Olympia, Winlock, Centralia, Aberdeen and Hoquiam branches are single story structures with drive-up facilities.  The Elma, Downtown Olympia, Hawks Prairie, Downtown Tacoma and Montesano branches are two story structures with drive-up facilities.  The Panorama City branch is located on the ground floor of a retirement center.  The

Toledo and Canyon Road branches are single story structures with walk up ATMs. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation.  At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2001, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in FCFG’s common stock, and trading has not been extensive.  Trades that have occurred cannot be characterized as amounting to an active market.  The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market.  Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG’s shares.  The following data includes trades between individual investors.  It does not include the exercise of stock options nor does it include shares purchased by the Company as discussed below.

Period		# of Shares Traded	Price Range

2000

1(st)	Quarter	4,378	$21.00 - $23.00
2(nd)	Quarter	40,358	$21.50 - $25.00
3(rd)	Quarter	3,370	$20.00 - $23.50
4(th)	Quarter	7,372	$20.00 - $24.00

2001

1(st)	Quarter	4,247	$20.00 - $22.45
2(nd)	Quarter	2,661	$20.00 - $20.75
3(rd)	Quarter	50,688	$18.50 - $23.00
4(th)	Quarter	12,340	$20.00 - $21.00

At December 31, 2001, options for 330,146 shares of FCFG common stock were outstanding.  See Note 14 of the audited financial statements for additional information.

On April 20, 2000, the Board of Directors announced a stock repurchase plan in which FCFG would repurchase a maximum of 40,000 shares of FCFG stock within a three-month period.  On April 21, 2000 FCFG repurchased 39,998 shares of FCFG common stock for a total of $934,000.

Number of Equity Holders

As of December 31, 2001, there were 1,325 holders of record of FCFG’s common stock.

Dividends

FCFG paid cash dividends of $.10 per share on February 16, May 11, August 10, and November 9, 2001.  Cash dividends of $.10 per share were issued on February 11, May 5, August 11 and November 10, 2000. Cash dividends of $ .40, $ .09 and $.09 per share were issued on April 15, 1999, July 30, 1999 and October 30, 1999, respectively.  There were no cash dividends declared in 1998 or 1997.  Stock dividends of 5% were issued on May 6, 1998 and April 15, 1997, respectively.

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

ITEM 6 - SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
	($ in thousands, except per share data)
For the Year
Net interest income after provision for credit losses	$17,682	$16,604	$11,348	$14,302	$12,106
Non-interest income	6,324	4,975	4,619	4,883	4,163
Non-interest expense and taxes	19,569	17,218	14,607	15,580	15,550

Net income	$4,437	$4,361	$1,360	$3,605	$719

Per Common Share
Basic Earnings Per Share	$2.04	$2.02	$.64	$1.74	$0.36

Stock Dividends declared	—	—	—	5%	5%
Cash Dividends Paid	$.40	$.40	$.58	—	—

Balance Sheet Data:
Total Assets	$364,623	$324,235	$293,773	$271,566	$294,474
Long-term debt	575	1,303	2,030	2,808	3,818
Stockholders’ equity	38,795	34,373	30,618	30,341	26,165

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company should be read in conjunction with the accompanying consolidated financial statements.  This analysis compares 2001 results and financial position with that of 2000 and 1999.

Forward-Looking Information

Statements appearing in this report which are not historical in nature, including the discussions of the adequacy of the Company’s capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”).  Forward-looking statements are subject to the risks and uncertainties that may cause actual future results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  FCFG does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Annual Report, with respect to events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events.

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

PERFORMANCE OVERVIEW

In 2001, the Company completed its most profitable year ever, posting earnings of $4,437,000.  Earnings were up $76,000, or 2% over 2000.  Earnings for 2000 were $4,361,000 representing an increase of 221%, or $3,001,000 over 1999 earnings of  $1,360,000.  The 1999 earnings were significantly impacted by a special loss provision related to a single borrower.   Highlights for 2001 include 17% growth in net interest income, 17% growth in the allowance for credit losses, strong credit quality and 27% growth in non-interest income.  In 2001, the Company experienced robust asset growth.  Total assets grew 12%, or $40,388,000 to $364,623,000.  Deposits increased $42,353,000, or 16% to $313,730,000.  Total loans also increased by $35,593,000, or 14% to $294,897,000.

Basic earnings per share for 2001 were $2.04 per share as compared to $2.02 per share for 2000 and $0.64 per share for 1999.

The Banks small loan division contributed significantly to financial performance in 2001.  The small loan division provides small, short-term consumer loans to customers in Alabama and Arkansas.

Financial highlights by line of business as of, and for the year ended December 31, 2001 were as follows:

	Community Banking	Small Loans	Total
Net interest income after provision for credit losses	$15,493	$2,189	$17,682
Non-interest income	6,324	—	6,324
Non-interest expense	17,102	599	17,701
Income taxes	1,354	514	1,868

Net income	$3,361	$1,076	$4,437

Total assets	$346,355	$18,268	$364,623

Total loans	$281,412	$7,289	$288,701

The following table sets forth certain operating and capital ratios for the Company at December 31:

	2001	2000	1999	1998	1997
Return on Average Assets	1.27%	1.40%	0.48%	1.26%	.29%
Return on Average Equity	12.12%	13.62%	4.26%	12.61%	2.76%
Average Equity to Average Assets Ratio	10.45%	10.25%	11.32%	9.96%	10.40%
Dividend Payout Ratio	19.70%	19.88%	92.79%	—	—

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Company’s principal source of revenue, and is comprised of the difference between the interest earned on interest earning assets, less the interest expense incurred on interest bearing liabilities.  Changes in net interest income from year to year are influenced by both the volume of the assets or liabilities, and the rates earned or paid on them. Net interest income in 2001 increased by $2,844,000, or 17%, over 2000.  Net interest income in 2000 increased $1,476,000, or 10%, over 1999.  These increases were primarily the result of increased volume of loans.  During 2001, interest income increased $2,824,000, or 10%, compared to an increase of $4,394,000, or 19% in 2000.  Interest expense decreased $20,000 in 2001, or 0.2% from 2000.  Interest expense in 2000 increased $2,918,000, or 39% over 1999.  During 2001 the net interest margin increased 53 basis points, from 5.84% in 2000 to 6.37% in 2001.

The year 2001 saw dramatic interest rate cuts by the Federal Reserve Bank in an effort to stimulate an economy in recession.  The prime rate, a benchmark rate that generally represents the rate at which banks lend to the most credit worthy borrowers, was reduced 11 times during the year and moved from 9.5% at the beginning of the year to 4.75% at year end.  The Federal Funds rate, which represents banks’ overnight borrowing rate was also reduced 11 times during the year and fell from 6.0% to 1.75%.

In spite of these rapid rate cuts, total interest income earned from loans in 2001 increased by $3,087,000.  Of this amount, $2,335,000 resulted from an increase in the average volume of loans during the year.  The balance of the increase, $752,000, resulted from an increase in the average yield on the loans, which increased to 10.18% from the 9.89% earned in 2000.  This increase in yield was due to the Banks small loan program, which began in late 2000.  These short-term loans carry substantially higher yields than those in the Bank’s traditional portfolio.  Partially offsetting the increase in loan interest, was a decline in the interest earned on investment securities, which decreased a total of $287,000.  A 13% decline in the size of the portfolio produced a decrease of $215,000, and the average yield on the portfolio fell from 6.25% to 5.98%, which added $72,000 to the decrease.

Interest expense on deposits in 2001 increased a total of 7% or $682,000 over the previous year.  Of this increase, $1,449,000 resulted from growth in the volume of deposits.  This was partially offset by a $767,000 decrease in interest due to a decline in the average rate paid on deposits.  The average cost of deposits fell from 4.31% in 2000 to 4.02% during 2001.

Interest expense on other borrowings in 2001 decreased by a total of $702,000 from 2000.  Of this decrease, approximately $388,000 is attributed to a decline in the volume of borrowing, and $314,000 is the result of a decline in the average rate paid on those balances.

An analysis of the change in net interest income is as follows:

	2001 compared to 2000 Increase (decrease) due to			2000 compared to 1999 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(thousands)
Interest earned on:
Loans	$2,335	$752	$3,087	$3,934	$658	$4,592
Federal funds sold and deposits in banks	53	(29)	24	(38)	24	(14)
Investment securities	(215)	(72)	(287)	(262)	78	(184)
Total interest income	2,173	651	2,824	3,634	760	4,394

Interest paid on:
Savings, NOW and MMA	274	(238)	36	(271)	(144)	(415)
Time deposits	1,175	(529)	646	1,920	844	2,764
Other borrowings	(388)	(314)	(702)	527	42	569
Total Interest expense	1,061	(1,081)	(20)	2,176	742	2,918

Net interest income	$1,112	$1,732	$2,844	$1,458	$18	$1,476

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows:

		2001			2000			1999
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Rates	Balance	(Expense)	Rates	Balance	(Expense )	Rates
			(dollars in thousands)

Earning Assets:
Loans(1)	$277,063	$28,197	10.18%	$253,963	$25,110	9.89%	$213,997	$20,518	9.59%
Federal funds sold and interest bearing deposits in banks	2,699	122	4.52%	1,618	98	6.06%	2,307	112	4.85%
Investment securities	24,560	1,469	5.98%	28,118	1,756	6.25%	32,318	1,940	6.00%
Total earning assets and interest income	304,322	29,788	9.79%	283,699	26,964	9.50%	248,622	22,570	9.08%

Other Assets:
Cash and due from banks	19,511			11,667			13,208
Bank premises and equipment	10,405			9,540			9,583
Other assets	19,471			13,655			13,513
Allowance for credit losses	(3,492)			(6,066)			(2,471)
Total Assets	$350,217			$312,495			$282,455

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$111,752	$(2,423)	2.17%	$99,656	$(2,387)	2.40%	$110,746	$(2,802)	2.53%
Time deposits	138,957	(7,650)	5.51%	118,085	(7,004)	5.93%	84,154	(4,240)	5.04%

Total interest bearing deposits	250,709	(10,073)	4.02%	217,741	(9,391)	4.31%	194,900	(7,042)	3.61%
Other borrowings	7,265	(317)	4.36%	14,147	(1,019)	7.20%	6,788	(450)	6.63%

Total interest bearing liabilities and interest expense	257,974	(10,390)	4.03%	231,888	(10,410)	4.49%	201,688	(7,492)	3.71%

Non-interest bearing deposits	52,692			45,857			46,541
Other liabilities	2,957			2,722			2,264
Stockholders’ equity	36,594			32,028			31,962

Total liabilities, stockholders’ equity and net interest income	$350,217	$19,398		$312,495	$16,554		$282,455	$15,078

Net interest income as an average of earnings assets:
Interest Income			9.79%			9.50%			9.08%
Interest Expense			3.41%			3.67%			3.01%

Net Interest Income			6.37%			5.84%			6.06%

(1)  For purposes of these computations, non-accrual loans are included in the average loan balance outstanding.  Loan fees and late charges of $1,492,000, $1,933,000 and $1,859,000 are included in interest income in 2001, 2000 and 1999, respectively.

Non-Interest Income

Total non-interest income increased $1,349,000 to $6,324,000, a 27% increase over 2001.  The largest single component of the increase resulted from the origination and sale of mortgage loans.  In part, due to the rapidly falling interest rates, mortgage loan volume in 2001 was approximately double that of the year 2000, producing a $1,048,000, or 105% increase in mortgage loan revenues over the previous year.   Mortgage loan revenues in 2000 were $999,000, down approximately 14% from 1999 due to a rising interest rate environment in that year.  Service charge income on deposit accounts increased $540,000, or 28% in 2001, due in part to growth in deposit accounts, and also to the introduction of a new overdraft privilege program in the second half of the year.  Net service charges and fees on deposit accounts in 2000 declined only slightly from 1999.   Other non-interest income declined in 2001 by $239,000.  Included in other non-interest income in the year 2000, were a $215,000 increase in the reported amount of certain equity investments accounted for at fair value, and a $235,000 gain on the sale of assets.  These items did not recur in 2001.

Non-Interest Expense

Total non-interest expense in 2001 increased by 17% over 2000 and amounted to $17,701,000.  Total non-interest expense in 2000 increased 7% over 1999 to $15,089,000.  Salaries and benefits, the largest component of non-interest expense, in 2001 increased $1,518,000, or 19%, from 2000 due primarily to two factors.  First, the three branch offices opened early in the period required additional staff.   Secondly, since mortgage loan representatives are compensated by commission, the dramatically increased mortgage loan origination volume increased the compensation expense in that department.  Salaries and benefits increased less than 2% between 1999 and 2000.  Occupancy and equipment expenses increased 15% and 8%, respectively, from 2000 also due to the recently opened offices.  Occupancy and equipment expenses increased 2% and decreased 3%, respectively, between 1999 and 2000.  Other expenses in 2001 increased $842,000, or 19% over 2000.  Of this increase, $599,000 is the result of costs associated with the Bank’s small loan program, and includes an increase in advertising expense of $250,000 related primarily to the opening of three branch offices. Other expenses in 2000 increased $880,000 from 1999.  Of this amount, $500,000 represented a loss provision for a property acquired through foreclosure during the year.

FINANCIAL CONDITION

Overview

Consolidated total assets increased by 12% to $364,623,000 in 2001.  Asset growth was greatest in the loan portfolio.  Total loans, net of allowance for credit losses, increased $35,008,000, or 13%, compared to 2000.  Cash flows from the securities portfolio, along with increased deposits, were used to fund the loan growth.  Total deposits at December 31, 2001 increased $42,353,000, or 16% over the previous year-end.

Investments

In 2001 the Company’s investment portfolio decreased $6,941,000 to $18,610,000.   Maturing securities and other cash flows from the portfolio were used to fund loan growth.  Included in the portfolio are securities classified as “held-to-maturity”, which are recorded at an amortized cost of $506,000, as well as securities classified as “available-for-sale”, which are recorded at their fair value of $18,104,000.  Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates.

The carrying amount of securities and the approximate fair values were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Realized Losses	Fair Value
	(dollars in thousands)
Available-for-Sale Securities
December 31, 2001
U.S. Government and agency securities	$3,722	$51	$129	$3,644
Corporate Securities	3,987	139	—	4,126
Mortgage backed securities	2,823	89	—	2,912
State and municipal securities	7,057	323	—	7,380
Equity Securities	42	—	—	42
	$17,631	$602	$129	$18,104

December 31, 2000
U.S. Government and agency securities	$7,899	$17	$316	$7,600
Corporate Securities	4,985	7	54	4,938
Mortgage backed securities	5,053	18	32	5,039
State and municipal securities	7,402	15	155	7,262
Equity Securities	36	—	—	36
	$25,375	$57	$557	$24,875

December 31, 1999
U.S. Government and agency securities	$7,731	$—	$530	$7,201
Corporate securities	5,339	—	137	5,202
Mortgage backed securities	7,154	10	137	7,027
State and municipal securities	7,544	6	315	7,235
Equity Securities	36	—	—	36
	$27,804	$16	$1,119	$26,701
Held-to-Maturity Securities

December 31, 2001 State and municipal securities	$506	$49	$1	$554

December 31, 2000 State and municipal securities	$676	$27	$1	$702

December 31, 1999 State and municipal securities	$677	$25	$1	$701

The stated maturities of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due in one year or less	$—	$—	—%	$1,652	$1,644	6.33%
Due after one year through five years	506	554	8.91%	6,865	7,113	6.45%
Due after five years through ten years	—	—	—%	3,791	3,978	7.01%
Due after 10 years	—	—	—%	5,281	5,327	7.00%
	$506	$554		$17,589	$18,062

Weighted average yield is reported on tax-equivalent basis.  Mortgage backed securities are allocated based on their anticipated principal repayment.

There were no gross realized gains or gross realized losses on sales of securities available for sale in 2001, 2000, or 1999.

Loans

Loan balances of portfolio loans increased by $33,518,000 to $288,701,000 in 2001.

The composition of the loan portfolio was as follows at December 31:

	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$40,870	14.2%	$37,989	14.9%	$34,981	15.0%	$29,446	15.2%	$36,995	19.0%
Real estate construction	50,798	17.6%	39,486	15.5%	19,169	8.2%	17,390	8.9%	24,423	12.5%
Real estate mortgage	185,012	64.1%	167,680	65.7%	170,203	73.1%	141,120	72.6%	124,954	64.1%
Consumer	4,732	1.6%	6,792	2.6%	8,472	3.7%	6,405	3.3%	8,489	4.4%
Small loans	7,289	2.5%	3,236	1.3%	—	—	—	—	—	—

	$288,701	100.0%	$255,183	100.0%	$232,825	100.0%	$194,361	100.0%	$194,861	100.0%

The Bank’s loan portfolio is concentrated in real estate secured loans.  Real estate mortgage loans primarily consist of commercial loans secured by real estate.

The following table shows the maturity analysis of commercial and real estate construction loans outstanding as of December 31, 2001:

	Within One Year	After One But Within Five Years	After Five Years	Total
	(dollars in thousands)
Commercial	$25,356	$11,264	$4,250	$40,870
Real estate construction	48,892	969	937	50,798

	$74,248	$12,233	$5,187	$91,668

Of these loans maturing after one year, $13,551,000 have predetermined or fixed interest rates and $3,869,000 have floating or adjustable interest rates.

Asset Quality

Non-performing assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets.  Total non-performing assets amounted to $6,508,000 at December 31, 2001, an increase of 5% from December 31, 2000.   Non-accrual loans increased $973,000 during 2001 from the December 31, 2000 balance of $857,000.  Total foreclosed real estate, net of a $250,000 allowance for losses, amounted to $4,387,000 at December 31, 2001.  Of this amount, $3,250,000 represents one commercial property that is leased to a Washington State Agency and is currently under a purchase option by a third party.  Accruing loans past due 90 days or more decreased from $1,264,000 to $284,000.  Any anticipated losses on these loans have been fully reserved for in the allowance for credit losses.

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

Non-performing assets were as follows at December 31:

	2001	2000	1999	1998	1997
	(thousands)
Non-accrual loans	$1,830	$857	$1,476	$2,492	$4,381
Accruing loans past due 90 days or more	284	1,264	28	471	319
Foreclosed real estate	4,387	4,097	1,890	1,996	2,105
Other assets	7	7	24	—	132
	$6,508	$6,225	$3,276	$4,959	$6,937

The gross interest income that would have been recorded in 2001 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, totaled $226,000.  No interest income on these loans was included in net income in 2001.

The Company is not aware of any loans continuing to accrue interest at December 31, 2001 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.  Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Loans deemed uncollectible are charged against and reduce the allowance.  Periodically, a provision for credit losses is charged to current expense.  This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio.  The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and the effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.  A formal analysis of the adequacy of the allowance is conducted quarterly and is reviewed by the Board of Directors.  Based on this analysis, management considers the allowance for credit losses to be adequate.

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level.   The provisions are based on an analysis of various factors including historical loss experience for the bank and for the industry as a whole, based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Provisions for loan losses on small loans are made monthly to maintain this segment of the allowance for credit losses at a level sufficient to absorb losses on existing loans.  This portion is of the allowance is generally maintained at a level sufficient to cover all small loans that have defaulted, as well as an amount sufficient to absorb the anticipated losses on two small loan operating cycles, based on both the bank’s and the industry’s historical loss experience.

Transactions in the allowance for credit losses for the five years ended December 31, 2001 are as follows:

	2001	2000	1999	1998	1997
	(dollars in thousands)
Balance at beginning of year	$3,503	$5,825	$2,290	$2,122	$1,420

Provision for credit losses	1,716	(50)	3,730	425	1,015

Transfer from acquisition of Prairie Security Bank	—	—	—	—	469

Charge offs:
Commercial	(60)	(2,217)	(116)	(219)	(627)
Real Estate Mortgage	—	(77)	(65)	(98)	(69)
Small Loans	(2,051)	—	—	—	—
Consumer	(36)	(57)	(66)	(94)	(111)
	(2,147)	(2,351)	(247)	(411)	(807)

Recoveries:
Commercial	12	43	17	72	15
Real Estate Mortgage	8	8	12	61	1
Small Loans	983	—	—	—	—
Consumer	13	28	23	17	9
	1,016	79	52	154	25

Net charge-offs	(1,131)	(2,272)	(195)	(257)	(782)

Balance at end of year	$4,088	$3,503	$5,825	$2,290	$2,122

Ratio of net charge-offs to average loans outstanding	.41%	.89%	.09%	.13%	.44%

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and in October 1996, issued SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114”.  The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.  The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.  The following table summarizes the Bank’s impaired loans at December 31:

	2001	2000	1999	1998	1997
Total Impaired Loans	$1,830,000	$857,000	$4,726,000	$2,492,000	$4,381,000
Total Impaired Loans with Valuation Allowance	$928,000	$817,000	$3,680,000	$362,000	$992,000
Allocation of Allowance for Credit Losses	$528,000	$308,000	$3,347,000	$227,000	$139,000

No allocation of the allowance for credit losses was considered necessary for the remaining impaired loans.  The balance of the allowance for credit losses in excess of these specific reserves is available to absorb losses from all loans.

It is the Company’s policy to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business.  The entire allowance for credit losses is available to absorb such charge-offs.  The Company allocates its allowance for credit losses primarily on the basis of historical data.  Based on certain characteristics of the portfolio, losses can be anticipated for major loan categories.

In the following table, the allowance for credit losses at December 31, 2001, 2000, 1999, 1998 and 1997 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations:

	2001		2000		1999		1998		1997
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Commercial	$1,581	14.2%	$1,626	14.9%	$3,616	15.0%	$576	15.2%	$678	19.0%
Real Estate	2,132	81.7%	1,800	81.2%	2,112	81.3%	1,633	81.5%	1,200	76.6%
Consumer	375	4.1%	77	3.9%	97	3.7%	81	3.3%	244	4.4%

Total	$4,088	100.0%	$3,503	100.0%	$5,825	100.0%	$2,290	100.0%	$2,122	100.0%

Deposits

Total deposits increased by $42,353,000, or 16% from 2000 to $313,730,000.  Non-interest bearing deposits increased 13% to $55,013,000 in 2001, from $48,715,000 in 2000.  Savings and interest bearing deposits and time deposits increased by $36,055,000, or 16%, to $258,717,000.

The Bank’s average deposits for the year ended December 31, 2001 are summarized as follows:

	2001			2000			1999
	Amount	%	Weighted Average Rate	Amount	%	Weighted Average Rate	Amount	%	Weighted Average Rate
	(dollars in thousands)
Demand Deposits	$52,692	17.4		$45,857	17.4		$46,541	19.3
Interest bearing demand	87,465	28.8	2.30%	75,245	28.5	2.47%	85,008	35.2	2.69%
Savings Accounts	24,287	8.0	1.69%	24,411	9.3	2.18%	25,738	10.7	2.28%
Other time deposits	138,957	45.8	5.46%	118,085	44.8	5.93%	84,155	34.8	5.04%

TOTAL	$303,401	100.0		$263,598	100.0		$241,441	100.0

Time deposits at December 31, 2001 are scheduled to mature as follows:

	Under $100,000	$ 100,000 and over	Total
	(dollars in thousands)
0-90 days	$42,679	$30,137	$72,816
91-180 days	16,757	5,801	22,558
181-365 days	24,109	6,784	30,893
Over 1 year	6,251	3,106	9,357
	$89,796	$45,828	$135,624

Capital

Consolidated capital of FCFG increased $4,422,000 during 2001 to $38,795,000.  In addition to net earnings of $4,437,000, the exercise of stock options added $27,000, increases in the market value of available for sale securities, net of tax, amounted to $644,000, tax benefits associated with the exercise of stock options provided $10,000 and payments by the KSOP on the debt related to the Company’s KSOP amounted to $178,000.  Decreases to capital came from the payment of cash dividends of $0.40 per share, or $874,000.  Cash dividends totaling $0.40 per share were paid in 2001 and 2000, and dividends totaling $0.58 per share were paid in 1999.  No cash dividends were paid in 1998.

There are regulatory constraints placed upon capital adequacy, however it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum “leverage” ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At December 31, 2001, the Company’s leverage ratio was 8.91%, compared to 8.96% at year-end 2000.  For regulatory purposes, any goodwill and other intangible assets are treated as a reduction of capital.  In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders’ equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%.  At December 31, 2001, the Tier I capital ratio was 9.34%, and total capital was 10.52%.  The similar ratios at December 31, 2000 were a Tier I capital ratio of 9.24% and a total capital ratio of 10.39%.

Information concerning short-term borrowings is summarized as follows:

	2001	2000	1999
Average balance during the year	$6,441	$14,050	$6,002
Average interest rate during the year	4.0%	6.4%	5.0%
Maximum month-end balance during the year	$17,202	$20,148	$13,535
Weighted average rate at December 31,	2.0%	6.8%	4.6%
Balance at end of year	$7,055	$14,001	$13,535

Borrowings represent federal funds purchased, generally maturing within one to four days, demand notes from the U.S. Treasury, and advances from the Federal Home Loan Bank of Seattle, normally maturing within one year.

Supplementary Quarterly Data

	Quarter Ended
	Dec 2001	Sept 2001	June 2001	March 2001	Dec 2000	Sept 2000	June 2000	March 2000
	(Dollars in thousands, except per share amounts)
Interest income	$6,990	$7,968	$7,664	$7,166	$6,690	$6,904	$6,717	$6,653
Interest expense	2,221	2,580	2,755	2,834	2,768	2,740	2,695	2,207
Net interest income	4,769	5,388	4,909	4,332	3,922	4,164	4,022	4,446

Provision for credit losses	758	513	300	145	460	120	120	170
Non-interest income	1,936	1,601	1,296	1,491	1,133	1,398	1,168	1,276
Non-interest expense	4,445	4,664	4,476	4,119	3,763	3,799	3,720	3,816
Income taxes	396	547	437	488	521	551	451	597

Net income	$1,106	$1,268	$992	$1,071	$1,231	$1,092	$899	$1,139

Basic earnings per share	$0.51	$0.58	$0.46	$0.49	$0.56	$0.51	$0.42	$0.53

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources include assets that can be converted to cash with little or no risk of loss.  These include overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, and are the principal source of asset liquidity.  At December 31, 2001, cash, deposits in banks, interest-bearing deposits in banks and securities available for sale totaled $39,561,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities.  At December 31, 2001, overnight and federal funds lines of credit totaled $37,062,000.  These credit lines were accessed regularly as a source of funding during 2001 and amounted to $7,055,000 at December 31, 2001.

Management believes the Bank’s liquidity position at December 31, 2001, was adequate to meet its short term funding requirements.

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities.  The Company’s net interest margin is affected by changes in the level of market interest rates.  Management’s objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.

Management considers any asset or liability that matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well.  The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative.  If positive, more assets reprice before liabilities.  If negative, the reverse is true.  Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers’ response to interest rate changes.  Currently the Bank’s interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affect the repricing of assets and liabilities in equal magnitudes, the effect of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Interest Rate Gap Analysis
December 31, 2001

	Within One Year	After One But Within Five Years		After Five Years	Total
	(thousands)
Loans	$111,374	$137,665		$39,662	$288,701
Securities:
Available for sale	2,937	7,153		8,014	18,104
Held to maturity	—	506		—	506
Interest bearing deposits with banks	74	—		—	74
Total Earning Assets	$114,385	$145,324		$47,676	$307,385

Deposits:
Savings, NOW and money market	$123,093	$—		$—	$123,093
Time deposits	126,267	9,357		—	135,624
Short-term borrowings	7,055	—		—	7,055
Long-term debt	575	—		—	575

Total Interest Bearing Liabilities	$256,990	$9,357		$—	$266,347

Net Interest Rate Sensitivity Gap	$(142,605)	$135,967		$47,676	$41,038
Cumulative Interest Rate Sensitivity Gap	$(142,605)	$(6,638)		$41,038
Cumulative Gap as a Percent of Assets	(46% )	(2%	)	13%

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

According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $176,000.  This amount represents approximately 0.9% of the 2001 net interest income.

As discussed in Note 1 of the audited financial statements, in June 2001, the Financial Accounting Standards Board adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements.  Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2001, but will be subject to annual tests for impairment.  At December 31, 2001, The Company has $4,159,000 of goodwill in which amortization will cease effective January 1, 2001.  This is anticipated to have the effect of reducing non-interest expense $207,000 annually.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor’s Report

Board of Directors

First Community Financial Group, Inc.

Lacey, Washington

We have audited the accompanying consolidated balance sheet of First Community Financial Group, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Group, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
January 11, 2002

Independent Auditor's Report

Board of Directors

First Community Financial Group, Inc.

Lacey, Washington

We have audited the accompanying consolidated balance sheet of First Community Financial Group, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Group, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Knight Vale & Gregory PLLC

Tacoma, Washington
January 12, 2001

Consolidated Balance Sheets

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiary

December 31, 2001 and 2000

	2001	2000
Assets

Cash and due from banks	$21,383	$12,640
Interest bearing deposits at other financial institutions	74	172
Securities available for sale	18,104	24,875
Securities held to maturity (market value: 2001 - $554; 2000 - $702)	506	676
Federal Home Loan Bank stock, at cost	1,985	1,854
Loans held for sale	6,196	4,121

Loans	288,701	255,183
Allowance for credit losses	(4,088)	(3,503)
Net loans	284,613	251,680

Premises and equipment	10,382	10,067
Foreclosed real estate	4,387	4,097
Accrued interest receivable	1,471	1,817
Cash value of life insurance	8,453	3,110
Goodwill	4,159	4,366
Other intangible assets	2,109	2,310
Other assets	801	2,450

Total assets	$364,623	$324,235

Liabilities
Deposits:
Demand	$55,013	$48,715
Savings and interest-bearing demand	123,093	98,036
Time	135,624	124,626
Total deposits	313,730	271,377

Federal funds purchased	1,400	2
Short-term borrowings	5,655	13,999
Long-term debt	575	1,303
Accrued interest payable	364	450
Other liabilities	4,104	2,731

Total liabilities	325,828	289,862

Commitments and Contingent Liabilities	—	—

Stockholders’ Equity
Preferred stock (no par value); 200,000 shares authorized, none issued	—	—
Common stock (par value: $2.50); 10,000,000 shares authorized, shares issued: 2001 - 2,186,681; 2000 - 2,184,003	5,467	5,460
Additional paid-in capital	23,129	23,099
Retained earnings	9,912	6,349
Accumulated other comprehensive income (loss)	312	(332)
Unearned KSOP shares	(25)	(203)
Total stockholders’ equity	38,795	34,373

Total liabilities and stockholders’ equity	$364,623	$324,235

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Data)

First Community Financial Group, Inc. and Subsidiary

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Interest Income
Loans	$28,197	$25,110	$20,518
Federal funds sold and deposits in banks	122	98	112
Investment securities:
Taxable	1,091	1,369	1,560
Non-taxable	378	387	380
Total interest income	29,788	26,964	22,570

Interest Expense
Deposits	10,073	9,391	7,042
Short-term borrowings	256	900	309
Long-term borrowings	61	119	141
Total interest expense	10,390	10,410	7,492

Net interest income	19,398	16,554	15,078

Provision for Credit Losses	1,716	(50)	3,730

Net interest income after provision for credit losses	17,682	16,604	11,348

Non-Interest Income
Service charges on deposit accounts	2,462	1,922	1,949
Origination fees and gains on sales of loans	2,047	999	1,160
Other operating income	1,815	2,054	1,510
Total non-interest income	6,324	4,975	4,619

Non-Interest Expenses
Salaries and employee benefits	9,589	8,071	7,945
Occupancy	1,174	1,023	1,003
Equipment	1,255	1,163	1,200
Amortization of goodwill	207	207	207
Amortization of intangible assets	201	201	201
Other	5,275	4,433	3,553
Total non-interest expenses	17,701	15,098	14,109

Income before income taxes	6,305	6,481	1,858

Income Taxes	1,868	2,120	498

Net income	$4,437	$4,361	$1,360

Earnings Per Share

Basic	$2.04	$2.02	$.64
Diluted	1.99	1.96	.60

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiary

Years Ended December 31, 2001, 2000 and 1999

	Shares of Common Stock

		Common Stock

			Additional Paid-in Capital

				Retained Earnings

					Accumulated Other Comprehensive Income (Loss)

						Unearned KSOP Shares

							Total

Balance, January 1, 1999	2,126,147	$5,315	$22,849	$2,757	$28	$(608)	$30,341

Comprehensive income:
Net income	—	—	—	1,360	—	—	1,360
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(756)	—	(756)
Comprehensive income							604

Stock options exercised	51,020	128	402	—	—	—	530
Cash dividends paid ($.58 per share)	—	—	—	(1,262)	—	—	(1,262)
Income tax benefit from exercise of stock options	—	—	177	—	—	—	177
Net decrease in unearned KSOP shares	—	—	—	—	—	228	228

Balance, December 31, 1999	2,177,167	5,443	23,428	2,855	(728)	(380)	30,618

Comprehensive income:
Net income	—	—	—	4,361	—	—	4,361
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	396	—	396
Comprehensive income							4,757

Stock options exercised	46,834	117	398	—	—	—	515
Stock repurchased	(39,998)	(100)	(834)	—	—	—	(934)
Cash dividends paid ($.40 per share)	—	—	—	(867)	—	—	(867)
Income tax benefit from exercise of stock options	—	—	107	—	—	—	107
Net decrease in unearned KSOP shares	—	—	—	—	—	177	177

Balance, December 31, 2000	2,184,003	5,460	23,099	6,349	(332)	(203)	34,373

See notes to consolidated financial statements

	Shares of Common Stock

		Common Stock

			Additional Paid-in Capital

				Retained Earnings

					Accumulated Other Comprehensive Income (Loss)

						Unearned KSOP Shares

							Total

Balance, December 31, 2000	2,184,003	$5,460	$23,099	$6,349	$(332)	$(203)	$34,373

Comprehensive income:
Net income	—	—	—	4,437	—	—	4,437
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	644	—	644
Comprehensive income	5,081

Stock options exercised	2,678	7	20	—	—	—	27
Cash dividends paid ($.40 per share)	—	—	—	(874)	—	—	(874)
Income tax benefit from exercise of stock options	—	—	10	—	—	—	10
Net decrease in unearned KSOP shares	—	—	—	—	—	178	178

Balance, December 31, 2001	2,186,681	$5,467	$23,129	$9,912	$312	$(25)	$38,795

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiary Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash Flows from Operating Activities
Net income	$4,437	$4,361	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,716	(50)	3,730
Depreciation and amortization	1,134	1,085	1,096
Deferred income taxes (benefit)	(215)	942	(1,119)
Stock dividends received	(131)	(115)	(122)
Amortization of goodwill	207	207	207
Amortization of other intangible asset	201	201	201
Origination of loans held for sale	(99,491)	(44,119)	(48,753)
Proceeds from sales of loans held for sale	97,824	43,154	50,258
(Increase) decrease in cash value of life insurance	(264)	(96)	(7)
Gain on sales of foreclosed real estate	(22)	(48)	(11)
Gain on sale of premises and equipment	—	(198)	—
(Increase) decrease in accrued interest receivable	346	(591)	(106)
Increase (decrease) in accrued interest payable	(86)	151	2
Other - net	2,640	(510)	432
Net cash provided by operating activities	8,296	4,374	7,168

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	98	(36)	(9)
Net decrease in federal funds sold	—	—	2,815
Activity in securities available for sale:
Maturities, prepayments and calls	7,987	2,602	19,507
Purchases	(9)	—	(13,764)
Activity in securities held to maturity:
Maturities, prepayments and calls	170	—	—
Net increase in loans	(35,544)	(28,167)	(39,345)
Purchase of life insurance policies	(5,079)	—	—
Proceeds from sales of foreclosed assets	263	817	753
Additions to premises and equipment	(1,449)	(2,175)	(1,228)
Proceeds from sales of premises and equipment	—	408	444
Other - net	—	(12)	—
Net cash used in investing activities	(33,563)	(26,563)	(30,827)

	2001	2000	1999
Cash Flows from Financing Activities
Net increase in deposits	$42,353	$25,850	$9,940
Net increase (decrease) in short-term borrowings	(6,946)	466	13,035
Proceeds from exercise of stock options	27	515	530
Repayment of long-term debt	(550)	(550)	(550)
Repurchase of common stock	—	(934)	—
Payment of cash dividends	(874)	(867)	(1,262)
Net cash provided by financing activities	34,010	24,480	21,693

Net increase (decrease) in cash and due from banks	8,743	2,291	(1,966)

Cash and Due from Banks
Beginning of year	12,640	10,349	12,315

End of year	$21,383	$12,640	$10,349

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,476	$10,259	$7,490
Income taxes	1,695	2,127	1,105

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$497	$4,147	$822
Financed sale of foreclosed real estate	—	610	136
Fair value adjustment of securities available for sale, net	644	396	(756)
Net decrease in unearned KSOP shares	(178)	(177)	(228)
Income tax benefit from exercise of stock options	10	107	177

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

First Community Financial Group, Inc. and Subsidiary

December 31, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

First Community Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 19 offices concentrated in and around Thurston, Grays Harbor, Pierce and Lewis Counties.  The Company provides loan and deposit services to customers who are predominately small- and middle-market businesses and middle-income individuals in western Washington.  The Company also provides real estate mortgage lending services and the sale of non-deposit investment products through its branch network.  In addition, the Company is engaged in the small loan business in Alabama and Arkansas, making short-term loans primarily to individuals in those states.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First Community Bank of Washington (the Bank).  All significant intercompany transactions and balances have been eliminated.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of foreclosed real estate, loans held for sale, and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.  The reclassifications had no effect on net income or retained earnings as previously reported.  All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Company intends to hold for an indefinite period, but not necessarily to maturity, and certain equity securities.  Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors.  Securities available for sale are reported at fair value.  Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of stockholders’ equity entitled “accumulated other comprehensive income (loss).”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

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

Loans Held for Sale

Mortgage and government guaranteed loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value.  Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.  Net unrealized losses are recognized through a valuation allowance established by charges to income.

Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses.  Interest on loans is accrued daily based on the principal amount outstanding.  Interest on small loans is recognized when the loan is repaid by the borrower.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses on existing loans based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred:  the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.  Losses in the small loan portfolio are limited to a percentage of revenue earned from the portfolio by a reduction of servicing fees paid to the Bank’s agent.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control.  These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

Goodwill

Goodwill represents costs in excess of net assets acquired, and is amortized on the straight-line method over a period of 15 to 25 years.  The Company periodically evaluates goodwill for impairment.  (See “Recent Accounting Pronouncements” for the effect of a new accounting standard effective January 1, 2002.)

Other Intangible Assets

Other intangible assets represent deposit premium and other unidentifiable intangible assets acquired in the purchase of branches from another bank.  Other intangible assets are being amortized on the straight-line method over 15 years.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal.  Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses.  Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the recorded amounts to fair value less estimated costs to dispose are recorded as necessary.  Any subsequent reductions in carrying values are charged to income.

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

Securities Available for Sale and Held to Maturity

Fair values for securities are based on quoted market prices.

Federal Home Loan Bank Stock

The carrying value of Federal Home Loan Bank stock approximates its fair value.

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

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers.

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

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective and was adopted by the Company effective January 1, 2001.  The Company does not engage in hedging activities, nor did it have any derivatives at December 31, 2001 or 2000.  The adoption of SFAS No. 133 had no effect on the Company’s financial position or results of operations as of or for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board adopted Financial Accounting Standards Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements.  Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment.  Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods.  The Company, at December 31, 2001, has $4,159 of goodwill in which amortization will cease effective January 1, 2002.  The other intangible assets of $2,109 will continue to be amortized.

In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for all fiscal years beginning after June 15, 2002.  In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS Nos. 143 and 144 will have a material effect on its financial position or results of operations.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank.  The amounts of such balances for the years ended December 31, 2001 and 2000 were approximately $4,359 and $4,580, respectively.

Note 3 - Securities

Securities have been classified according to management’s intent.  The recorded amounts of securities and their fair value at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2001
U.S. Government and agency securities	$3,722	$51	$129	$3,644
Corporate securities	3,987	139	—	4,126
Mortgage backed securities	2,823	89	—	2,912
State and municipal securities	7,057	323	—	7,380
Equity securities	42	—	—	42

	$17,631	$602	$129	$18,104

December 31, 2000
U.S. Government and agency securities	$7,899	$17	$316	$7,600
Corporate securities	4,985	7	54	4,938
Mortgage backed securities	5,053	18	32	5,039
State and municipal securities	7,402	15	155	7,262
Equity securities	36	—	—	36

	$25,375	$57	$557	$24,875

Securities Held to Maturity

December 31, 2001
State and municipal securities	$506	$49	$1	$554

December 31, 2000
State and municipal securities	$676	$27	$1	$702

The contractual maturities of securities held to maturity and available for sale at December 31, 2001 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,652	$1,644
Due after one year through five years	506	554	6,865	7,113
Due after five years through ten years	—	—	3,791	3,978
Due after ten years	—	—	5,281	5,327

	$506	$554	$17,589	$18,062

Securities recorded at approximately $4,978 at December 31, 2001 and $9,398 at December 31, 2000 were pledged to secure public deposits and for other purposes required or permitted by law.

Note 4 - Loans

Loans at December 31 consist of the following:

	2001		2000
	Portfolio	Percent of Portfolio	Portfolio	Percent of Portfolio
Commercial	$40,870	14.16%	$37,989	14.89%
Real estate:
Residential 1-4 family	9,993	3.46	4,123	1.62
Commercial	175,019	60.62	163,557	64.09
Construction	50,798	17.60	39,486	15.47
Consumer	4,732	1.64	6,792	2.66
Small loans	7,289	2.52	3,236	1.27

Total loans	$288,701	100.00%	$255,183	100.00%

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2001	2000	1999
Balance at beginning of year	$3,503	$5,825	$2,290
Provision charged (credited) to operations	1,716	(50)	3,730

Charge-offs (community banking)	(96)	(2,351)	(247)
Recoveries (community banking)	33	79	52
Charge-offs (small loans)	(2,051)	—	—
Recoveries (small loans)	983	—	—

Net charge-offs	(1,131)	(2,272)	(195)

Balance at end of year	$4,088	$3,503	$5,825

Ratio of net charge-offs to average loans outstanding	.41%	.89%	.09%

Following is a summary of information pertaining to impaired loans:

	2001	2000	1999
December 31
Impaired loans without a valuation allowance	$902	$40	$1,046
Impaired loans with a valuation allowance	928	817	3,680

Total impaired loans	$1,830	$857	$4,726

Valuation allowance related to impaired loans	$528	$308	$3,347

Years Ended December 31
Average investment in impaired loans	$1,258	$1,623	$1,495
Interest income recognized on a cash basis on impaired loans	—	—	—

At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were impaired.  Loans over 90 days past due still accruing interest were $284 and $1,264 at December 31, 2001 and 2000, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2001 and 2000.  Total loans outstanding at December 31, 2001 and 2000 to key officers and directors were $16,412 and $14,069, respectively.  During 2001, advances totaled $4,260, and repayments totaled $1,917 on these loans.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2001	2000
Land	$1,445	$1,445
Buildings and leasehold improvements	8,484	7,684
Equipment, furniture and fixtures	8,633	7,574
Construction in progress	66	475
Total cost	18,628	17,178
Less accumulated depreciation and amortization	8,246	7,111

Premises and equipment	$10,382	$10,067

The Bank leases premises and equipment under operating leases.  Rental expense of leased premises and equipment was $468, $365 and $309 for 2001, 2000 and 1999, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2002	$425
2003	308
2004	219
2005	128
2006	46
Thereafter	990

Total minimum payments required	$2,116

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 6 - Foreclosed Real Estate

Foreclosed real estate consisted of the following at December 31:

	2001	2000
Real estate acquired through foreclosure	$4,637	$4,597
Allowance for losses	(250)	(500)

Total foreclosed real estate	$4,387	$4,097

Changes in the allowance for losses for the years ended December 31 are as follows:

	2001	2000
Balance, beginning of year	$500	$—
Provision for losses	(250)	500

Balance, end of year	$250	$500

There was no allowance for losses at December 31, 1999.

Note 7 - Deposits

The composition of deposits at December 31 is as follows:

	2001	2000
Demand deposits, non-interest bearing	$55,013	$48,715
NOW and money market accounts	98,250	74,900
Savings deposits	24,843	23,136
Time certificates, $100,000 or more	45,828	28,942
Other time certificates	89,796	95,684

Total	$313,730	$271,377

Scheduled maturities of time deposits for future years ending December 31 are as follows:

2002	$126,266
2003	8,549
2004	547
2005	155
2006	107

Total	$135,624

Note 8 - Federal Funds Purchased and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date.  The balances at December 31, 2001 and 2000 represent advances from a line of credit agreement with KeyBank (agreement had a limit of $7,000 and $6,100 at December 31, 2001 and 2000, respectively).

Short-term borrowings at December 31 are as follows:

	2001	2000
Demand note issued to U. S. Treasury, bearing interest at the federal funds rate less .25% (1.40% and 6.29% at December 31, 2001 and 2000, respectively), due on demand, secured by securities pledged to the Federal Reserve Bank of San Francisco in the amount of $1,764.	$655	$1,349

Note due to the Federal Home Loan Bank of Seattle, bearing interest at 2.63%, due March 2002. The Bank has entered into an Advances, Security and Deposit Agreement (“Agreement”) with the Federal Home Loan Bank of Seattle, which allows it to borrow up to 10% of the Bank’s assets. Under the Agreement, virtually all the Bank’s assets, not otherwise encumbered, are pledged as collateral for advances.	5,000	12,650

Total short-term borrowings	$5,655	$13,999

Information concerning short-term borrowings is summarized as follows:

	2001	2000
Average balance during the year	$6,441	$14,050
Average interest rate during the year	4.0%	6.4%
Maximum month-end balance during the year	$17,202	$20,148
Weighted average rate at December 31	2.0%	6.8%

Note 9 - Long-Term Debt

Long-term debt at December 31 is as follows:

	2001	2000
Note payable on behalf of the Company’s KSOP, maturing March 2002; due in monthly principal installments of $15, plus interest at 90% of prime rate (4.275% and 8.55% at December 31, 2001 and 2000, respectively), collateralized by 10,968 shares of Company stock; guaranteed by the Company.	$25	$203

Note payable to Key Bank, maturing July 2002; due in annual installments of $550, plus monthly installments of interest at prime rate minus 85 basis points (3.90% and 7.65% at December 31, 2001 and 2000, respectively), collateralized by investment in First Community Bank.	550	1,100

	$575	$1,303

Principal reductions of $575 are due on the above indebtedness for the year ending December 31, 2002.

Under the terms of the business loan agreement with KeyBank, the Company and the Bank must maintain certain financial ratios.

Note 10 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2001	2000	1999
Current	$2,083	$1,178	$1,617
Deferred (benefit)	(215)	942	(1,119)

Total income taxes	$1,868	$2,120	$498

The following is a reconciliation between the statutory and the effective federal income tax rate for the years ended December 31:

	2001		2000		1999
		Percent of Pretax Income		Percent of Pretax Income		Percent of Pretax Income
	Amount		Amount		Amount
Income tax based on statutory rate	$2,207	35.0%	$2,268	35.0%	$650	35.0%
Adjustments resulting from:
Tax-exempt income	(150)	(2.4)	(151)	(2.3)	(144)	(7.8)
Goodwill amortization	70	1.1	70	1.1	70	3.8
Tax credits	(115)	(1.8)	(115)	(1.2)	(129)	(6.9)
Other	(144)	(2.3)	48.1		51	2.7

Total income taxes	$1,868	29.6%	$2,120	32.7%	$498	26.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2001	2000
Deferred Tax Assets
Allowance for credit losses, in excess of tax reserves	$1,005	$874
Deferred compensation	674	496
Book depreciation taken in excess of tax depreciation	30	48
Unrealized loss on securities available for sale	—	168
Other deferred tax assets	46	20
Total deferred tax assets	1,755	1,606

Deferred Tax Liabilities
Deferred income	1,933	1,831
Unrealized gain on securities available for sale	161	—
Total deferred tax liabilities	2,094	1,831

Net deferred tax liabilities	$339	$225

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Bank’s commitments at December 31 is as follows:

	2001	2000
Commitments to extend credit:
Real estate secured	$19,180	$14,749
Credit card lines	1,301	1,338
Other	27,805	23,918

Total commitments to extended credit	$48,286	$40,005

Standby letters of credit	$215	$334

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank’s experience has been that approximately 68% of loan commitments are drawn upon by customers.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

Investments in state and municipal securities generally involve governmental entities within Washington State.  Loans are generally limited, by state banking regulation, to 20% of the Bank’s stockholder’s equity, excluding accumulated other comprehensive income (loss).  The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $6,000.

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

Eligible employees may defer up to 15% of their annual compensation on a pre-tax basis subject to certain IRS limits. The Company contributes to the plan one-half the employees’ contributions up to 3% of the employees’ compensation.  Profit sharing contributions to the plan may also be made at the discretion of the Board of Directors.  The Company also makes contributions equal to the amount required to service the plan’s debt under the terms of the KSOP note.  Company contributions to this plan totaled $450, $350 and $300 in 2001, 2000 and 1999, respectively.  Cash dividends paid on unallocated shares which are collateral for debt are used to reduce the principal of the debt.  Dividends paid on allocated shares are distributed to the employee account.

The KSOP shares as of December 31 were as follows:

	2001	2000	1999
Allocated shares	199,322	177,276	162,844
Unallocated shares	1,359	10,968	20,578

Total KSOP shares	200,681	188,244	183,422

Estimated fair value of unallocated shares	$27,197	$232,419	$493,872

Upon termination from the plan, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash.  Certain participants may also be eligible to diversify a certain percentage of their accounts.  A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant.  This permits the participant to sell the stock to the Company at fair value at any time during the option periods, which can be as long as 18 months.  At December 31, 2001, 2000 and 1999, outstanding put options were not material.

Incentive Compensation Plan

Incentive compensation is awarded to officers and qualified employees based on the financial performance of the Company.  Awards are payable if the Company and the Bank meet earnings and other performance objectives and are determined as a percentage of their base salary.  Fees paid to directors are also adjusted annually based on the financial performance of the Company.  Awards under the plan for 2001 and 2000 totaled $340 and $339, respectively.  There were no awards under the plan for 1999.

Executive Supplemental Income Plan

The Company provides an Executive Supplemental Income (ESI) plan covering a select group of management personnel.  The post-retirement benefit provided by the ESI plan is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age.  Expenses related to this plan totaled $522, $94 and $409 in 2001, 2000 and 1999, respectively.

Benefits to employees are funded by life insurance policies purchased by the Company, which had cash surrender values of $8,427 and $2,978 at December 31, 2001 and 2000, respectively.  Liabilities to employees, which are being accrued over their expected time to retirement, were $1,552 and $1,067 at December 31, 2001 and 2000, respectively.

Director Deferred Income Plan

In 1992 the Board of Directors approved a plan under which a director may elect to defer director fees until retirement, and to provide a death benefit.

Benefits to directors are funded by life insurance policies purchased by the Company, which had cash surrender values of $26 and $132 at December 31, 2001 and 2000, respectively.  Accrued liabilities to directors at December 31, 2001 and 2000 totaled $326 and $295, respectively.  Expenses associated with this plan were $36 and $82 in 2001 and 2000, respectively.  No expenses associated with this plan were incurred in 1999.

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

	2001	2000	1999
Net income:
As reported	$4,437	$4,361	$1,360
Pro forma	4,341	4,107	1,081

Earnings per share:
Basic:
As reported	$2.04	$2.02	$.64
Pro forma	1.99	1.94	.54
Diluted:
As reported	1.99	1.96	.60
Pro forma	1.99	1.94	.54

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted average assumptions:

	2001	2000	1999
Dividend yield	2.0%	1.8%	1.9%
Expected life	8 years	8 years	10 years
Risk-free interest rate	4.9%	6.7%	4.7% to 5.2%
Expected volatility	12.0%	2.0%	3.0%

The weighted average fair value of options granted during 2001, 2000 and 1999 was $4.27, $6.44 and $6.67, respectively.  In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted during 2001, 2000 and 1999 are 20% vested on each of the five subsequent anniversaries of the grant date.

Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock dividends, and are as follows:

Employee Options

Director Options

Total Options

Weighted Average Exercise Price

Under option at December 31, 1998	297,796	86,830	384,626	$15.43
Granted	26,000	—	26,000	30.00
Exercised	(23,862)	(27,158)	(51,020)	10.37
Forfeited	(2,002)	(2)	(2,004)	29.96
Under option at December 31, 1999	297,932	59,670	357,602	17.13
Granted	24,500	2,000	26,500	23.00
Exercised	(24,443)	(22,391)	(46,834)	11.00
Forfeited	(10,843)	(1)	(10,844)	21.61
Under option at December 31, 2000	287,146	39,278	326,424	18.35
Granted	9,000	—	9,000	20.00
Exercised	—	(2,678)	(2,678)	9.80
Forfeited	(2,600)	—	(2,600)	25.23

Under option at December 31, 2001	293,546	36,600	330,146	$18.40

Options exercisable at December 31, 2001	243,666	35,000	278,666	$17.32

Options becoming exercisable under both stock option plans in future years ending December 31 are as follows:

2002 - 21,380; 2003 - 11,300; 2004 - 10,700; 2005 - 6,300; and 2006 - 1,800.

Options for 50,246 and 10,500 shares remain available to be granted under the director and employee plans, respectively, at
December 31, 2001.

The following summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$	Under 10.00	8,983	1.2	$9.12	8,983	$9.12
	$11.00 - $14.00	103,797	2.6	13.99	103,797	13.99
	$17.28	104,765	4.3	17.28	104,765	17.28
	$20.00 - $23.00	83,400	6.9	22.30	46,321	22.42
	$30.00	29,201	7.8	30.00	14,800	30.00

		330,146			278,666

Note 15 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2001	2000
Assets
Cash	$44	$286
Investment in the Bank	39,389	34,892
Other assets	45	616

Total assets	$39,478	$35,794

Liabilities and Stockholders’ Equity

Liabilities
Long-term debt	$575	$1,303
Other liabilities	108	118

Total liabilities

683

1,421

Stockholders’ Equity	38,795	34,373

Total liabilities and stockholders’ equity

$

39,478

$

35,794

Condensed Statements of Income - Years Ended December 31

	2001	2000	1999
Operating Income
Dividends received from the Bank	$695	$1,946	$1,215
Interest	3	3	4
Total operating income	698	1,949	1,219

Operating Expenses
Interest	61	119	142
Other	110	77	54
Total operating expenses	171	196	196

Income before income taxes and equity in undistributed income of the Bank	527	1,753	1,023

Income Tax Benefit	(58)	(66)	(49)

Income before equity in undistributed income of the Bank	585	1,819	1,072

Equity in Undistributed Income of the Bank	3,852	2,542	288

Net income	$4,437	$4,361	$1,360

Condensed Statements of Cash Flows - Years Ended December 31

	2001	2000	1999
Cash Flows from Operating Activities
Net income	$4,437	$4,361	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of the Bank	(3,852)	(2,542)	(288)
Depreciation	—	—	2
Other - net	570	45	34
Net cash provided by operating activities	1,155	1,864	1,108

Cash Flows from Financing Activities
Proceeds from exercise of stock options	27	515	530
Repurchase of common stock	—	(934)	—
Payments on long-term debt	(550)	(550)	(550)
Payment of dividends	(874)	(867)	(1,262)
Net cash used in financing activities	(1,397)	(1,836)	(1,282)

Net increase (decrease) in cash	(242)	28	(174)

Cash
Beginning of year	286	258	432

End of year	$44	$286	$258

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

As of December 31, 2001, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts and ratios are as follows:

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2001

Tier 1 capital (to average assets):
Consolidated	$32,213	8.91%	$14,467	4.00%	N/A	N/A
FCB	32,807	9.07	14,467	4.00	$18,083	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	32,213	9.34	13,797	4.00	N/A	N/A
FCB	32,807	9.52	13,785	4.00	20,678	6.00
Total capital (to risk-weighted assets):
Consolidated	36,301	10.52	27,594	8.00	N/A	N/A
FCB	36,895	10.71	27,570	8.00	34,463	10.00

December 31, 2000
Tier 1 capital (to average assets):
Consolidated	$28,028	8.96%	$12,514	4.00%	N/A	N/A
FCB	28,547	9.14	12,493	4.00	$15,617	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	28,028	9.24	12,139	4.00	N/A	N/A
FCB	28,547	9.43	12,114	4.00	18,171	6.00
Total capital (to risk-weighted assets):
Consolidated	31,531	10.39	24,278	8.00	N/A	N/A
FCB	32,050	10.58	24,228	8.00	30,285	10.00

Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2001, all of the Bank’s retained earnings were available for dividend declaration to its parent company without prior regulatory approval.

Note 17 - Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2001		2000
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Financial Assets
Cash and due from banks, interest bearing deposits with banks, and federal funds sold	$21,457	$21,457	$12,812	$12,812
Securities available for sale	18,104	18,104	26,729	26,729
Securities held to maturity	506	554	676	702
Loans held for sale	6,196	6,196	4,121	4,121
Loans receivable, net	284,613	284,930	251,680	250,778

Financial Liabilities
Deposits	$313,730	$316,153	$271,377	$271,932
Long-term debt	575	575	1,303	1,303
Federal funds purchased	1,400	1,400	2	2
Short-term borrowings	5,655	5,655	13,999	13,999

Note 18 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2001	2000	1999
Other Operating Income
Commission on sale of non-deposit investment products	$605	$741	$640

Other Operating Expense
State taxes	$777	$470	$398
Telephone	233	256	273

Note 19 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended December 31, 2001

Basic earnings per share:
Net income	$4,437	2,180,129	$2.04
Effect of dilutive securities:
Options	—	54,092	(.05)
Diluted earnings per share:
Net income	$4,437	2,234,221	$1.99

Year Ended December 31, 2000

Basic earnings per share:
Net income	$4,361	2,158,693	$2.02
Effect of dilutive securities:
Options	—	69,210	(.06)
Diluted earnings per share:
Net income	$4,361	2,227,903	$1.96

Year Ended December 31, 1999

Basic earnings per share:
Net income	$1,360	2,136,502	$.64
Effect of dilutive securities:
Options	—	134,038	(.04)
Diluted earnings per share:
Net income	$1,360	2,270,540	$.60

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 20 - Business Segment Information

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000.  Community banking consists of all lending, deposit and administrative operations conducted through its 19 offices in Washington State.  The small loan division provides small, short-term consumer loans to customers in Alabama and Arkansas.

Prior to 2001, the Company was managed as a whole, not by discrete operating segments.  When the Company began offering small loans, its operating results were segregated in the general ledger system to better manage financial performance.  The financial performance of the business lines is measured by the Company’s profitability reporting process, which utilizes various management accounting techniques to more accurately reflect each business line’s financial results.  Revenues and expenses are primarily assigned directly to business lines.  The small loan division was in a start-up phase in 2000.  Revenues and expenses for the period were immaterial and disclosure of segment for 2000 information is not considered meaningful.

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies.  As such, the Company’s business line performance may not be directly comparable with similar information from other financial institutions.

Financial highlights by line of business as of and for the year ended December 31, 2001 were as follows:

	Community Banking	Small Loans	Total
Net interest income after provision for credit losses	$15,493	$2,189	$17,682
Non-interest income	6,324	—	6,324
Non-interest expense	17,102	599	17,701
Income taxes	1,354	514	1,868

Net income	$3,361	$1,076	$4,437

Total assets	$346,355	$18,268	$364,623

Total loans	$281,412	$7,289	$288,701

Note 21 - Subsequent Event

Subsequent to December 31, 2001, the Company declared a dividend in the amount of $.10 per share to be paid on February 15, 2002 for shareholders of record as of January 31, 2002.

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended: (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

Year Ended December 31, 2001
Interest and dividend income	$6,990	$7,968	$7,664	$7,166
Interest expense	(2,221)	(2,580)	(2,755)	(2,834)
Net interest income	4,769	5,388	4,909	4,332

Provision for loan losses	(758)	(513)	(300)	(145)
Noninterest income	1,936	1,601	1,296	1,491
Noninterest expenses	(4,445)	(4,661)	(4,476)	(4,119)

Income before income taxes	1,502	1,815	1,429	1,559

Income taxes	396	547	437	488

Net income	$1,106	$1,268	$992	$1,071

Earnings per share:
Basic	$.51	$.58	$.46	$.49
Diluted	.50	.57	.44	.48

Year Ended December 31, 2000
Interest and dividend income	$6,690	$6,904	$6,717	$6,653
Interest expense	(2,768)	(2,740)	(2,695)	(2,207)
Net interest income	3,922	4,164	4,022	4,446

Provision for loan losses	460	(120)	(120)	(170)
Noninterest income	1,133	1,398	1,168	1,276
Noninterest expenses	(3,763)	(3,799)	(3,720)	(3,816)

Income before income taxes	1,752	1,643	1,350	1,736

Income taxes	521	551	451	597

Net income	$1,231	$1,092	$899	$1,139

Earnings per common share:
Basic	$.56	$.51	$.42	$.53
Diluted	.52	.49	.40	.50

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was a change in the Company’s independent accountants during the third quarter of 2001 as reported on Form 8-K filed with the SEC on September 7, 2001.  This change was a result of the acquisition by another accounting firm of the attest assets of the accounting firm the Company has used for several years.

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

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

(a)(1) Financial Statements.

Index to Consolidated Financial Report

Report of McGladrey Pullen LLP, Independent Auditors

Report of Knight Vale & Gregory PLLC, Independent Auditors

Consolidated balance sheets as of December 31, 2001 and 2000

Consolidated statements of income for the years ended
December 31, 2001, 2000 and 1999

Consolidated statements of stockholders’ equity for
the years ended December 31, 2001, 2000 and 1999

Consolidated statements of cash flows for the years ended
December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits:	See separate Exhibit Index

(2)	Reports on Form 8-K:	None

(3)	Exhibits:	See separate Exhibit Index

(4)	Financial Statement Schedules:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

FIRST COMMUNITY FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2002.

Signatures	Title

Principal Executive Officer

/s/ Ken F. Parsons, Sr.	President, Chief Executive Officer, and Chairman of the Board
Ken F. Parsons, Sr.

Chief Financial and Accounting Officer

/s/ James F. Arneson	Executive Vice President and Chief Financial Officer
James F. Arneson

/s/ E. Paul DeTray	Director
E. Paul DeTray

/s/ A. Richard Panowicz	Director
A. Richard Panowicz

/s/ Patrick L. Martin	Director
Patrick L. Martin

/s/ Michael N. Murphy	Director
Michael N. Murphy

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3 (a)	Amended and Restated Articles of Incorporation.

3 (b)	Registrant’s Amended and Restated Bylaws.

10 (a)	Employment contract for Ken F. Parsons.(1)

10 (b)	1992 Stock Option Plan for Non-Employee Directors.(2)

10 (c)	Executive Supplemental Income Plan.(2)

10 (d)	Employee Stock Option and Restricted Stock Award Plan dated April 19, 1989.(2)

10 (e)	1994 Stock Option Plan for Non-employee Directors.(3)

10 (f)	Employment contract for James F. Arneson.(4)

10 (g)	1999 Employee Stock Option and Restricted Award Plan and form of agreements.(5)

10 (h)	Marketing and Service Agreement with Advance America.(6)

10 (i)	Marketing and Service Agreement with Advance America dated March 21, 2001.

10 (j)	Employment contract for Jon M. Jones.(7)

10 (k)	Amended and Restated First Community Financial Group, Inc. Employee Stock Ownership Plan
with 401(k) Provisions.

10 (l)	Form of Long Term Care Agreement.

21	Subsidiaries of Registrant.

(1)	Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on form 10-QSB for the quarter ended
September 30, 1996.

(2)	Incorporated by reference from Exhibit 10 of Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.

(3)	Incorporated by reference to Exhibit 10 of Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.

(4)	Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 1998.

(5)	Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999.

(6)	Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000.

(7)	Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

{THIS PAGE INTENTIONALY LEFT BLANK}