Form 10-Q
period 2002-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2002-05-15
CIK 892449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Issuer’s telephone number: (360) 459-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding at March 31, 2002
Common Stock	2,188,497

First Community Financial Group, Inc.

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31 2002	December 31 2001
Assets
Cash and due from banks	$29,598	$21,383
Interest bearing deposits in banks	63	74
Securities available for sale	19,425	18,104
Securities held to maturity	505	506
FHLB Stock	2,016	1,985
Loans held for sale	4,871	6,196

Loans	287,631	288,701
Allowance for credit losses	4,396	4,088
Net loans	283,235	284,613

Premises and equipment	10,166	10,382
Foreclosed real estate	5,111	4,387
Accrued interest receivable	1,530	1,471
Cash value of life insurance	8,450	8,453
Intangible assets	6,218	6,268
Other assets	913	801

Total assets	$372,101	$364,623

Liabilities
Deposits:
Demand	$53,162	$55,013
Savings and interest bearing demand	133,708	123,093
Time deposits	123,451	135,624
Total deposits	310,321	313,730

Federal funds purchased	9,200	1,400
Short term borrowing	8,142	5,655
Long term debt	550	575
Accrued interest payable	248	364
Other liabilities	3,940	4,104
Total liabilities	332,401	325,828

Stockholders’ Equity
Common stock, par value $2.50 per share; 10,000,000 shares authorized, 2,188,497 shares issued in 2002, and 2,186,681 shares issued in 2001	5,471	5,467
Additional paid-in capital	23,142	23,129
Retained earnings	11,039	9,912
Accumulated other comprehensive income	48	312
Unearned KSOP shares	0	(25)
Total stockholders’ equity	39,700	38,795

Total liabilities and stockholders’ equity	$372,101	$364,623

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended March 31
	2002	2001
Interest income
Loans	$6,629	$6,702
Federal funds sold and deposits in banks	2	56
Investments	305	408

Total interest income	6,936	7,166

Interest Expense
Deposits	1,645	2,777
Other	71	57

Total interest expense	1,716	2,834

Net interest income	5,220	4,332

Provision for credit losses	621	145

Net interest income after provision for credit losses	4,599	4,187

Non-interest income
Service charges on deposit accounts	723	458
Origination fees on mortgage loans sold	557	426
Other operating income	536	607

Total non-interest income	1,816	1,491

Non-interest expense
Salaries and employee benefits	2,265	2,199
Occupancy and equipment	642	567
Amortization of goodwill and other intangible assets	67	136
Other expense	1,485	1,217

Total non-interest expense	4,459	4,119

Operating income before income taxes	1,956	1,559
Income Taxes	610	488

Net income	$1,346	$1,071

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	(264)	490

Comprehensive Income	$1,082	$1,561

Earnings Per Share Data

Basic earnings per share

$

.62

$

.49

Diluted earnings per share

$

.60

$

.48

Dividends declared per share	$.10	$.10

Weighted average number of common shares outstanding	2,187,093	2,175,130
Weighted average number of common shares outstanding, Including dilutive stock options	2,239,701	2,218,499

Return on average assets	1.46%	1.29%

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2001 and 2002
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned KSOP Shares	Total

Balance, December 31, 2000	$5,460	$23,099	$6,349	$(332)	$(203)	$34,373

Net income	—	—	1,071	—	—	1,071

Stock options exercised	7	20	—	—	—	27

Cash dividend ($0.10 per share)	—	—	(219)	—	—	(219)

Other comprehensive income	—	—	—	490	—	490

Net decrease in unearned KSOP shares	—	—	—	—	45	45

Balance, March 31, 2001	$5,467	$23,119	$7,201	$158	$(158)	$35,787

Balance, December 31, 2001	$5,467	$23,129	$9,912	$312	$(25)	$38,795

Net income	—	—	1,346	—	—	1,346

Stock options exercised	4	13	—	—	—	17

Cash dividend ($0.10 per share)	—	—	(219)	—	—	(219)

Other comprehensive loss	—	—	—	(264)	—	(264)

Net decrease in unearned KSOP shares	—	—	—	—	25	25

Balance, March 31, 2002	$5,471	$23,142	$11,039	$48	$0	$39,700

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months Ended March 31
	2002	2001
Cash Flows from Operating Activities
Net Income	$1,346	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	621	145
Depreciation and amortization	302	266
Amortization of other intangible assets	50	103
Other — net	(1,077)	1,472
Originations of loans held for sale	(22,667)	(18,157)
Proceeds from sales of loans held for sale	23,992	15,782
Net cash provided by operating activities	2,567	682

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	11	(5)
Net increase in Federal funds sold	0	(12,860)
Proceeds from maturities and prepayments of available-for-sale securities	739	1004
Purchase of securities available for sale	(2,424)	0
Net (increase) decrease in loans	757	(5,289)
Additions to premises and equipment	(86)	(502)
Net cash used by investing activities	(1,003)	(17,652)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(3,409)	33,124
Net increase (decrease) in short-term borrowings	10,287	(13,352)
Sale of common stock	17	27
Repayment of long-term borrowings	(25)	(45)
Payment of cash dividends	(219)	(219)
Net cash provided by financing activities	6,651	19,535

Net change in cash and due from banks	8,215	2,565

Cash and Due from Banks:
Beginning of period	21,383	12,640

End of period	$29,598	$15,205

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,832	$2,790
Taxes	200	0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Decrease in unearned KSOP shares	(25)	(45)
Fair value adjustment of securities available for sale, net	(264)	490

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including notes thereto, included in the Company’s 2001 Annual Report to Shareholders.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.                                      Basic and Diluted Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended March 31,
	2002	2001

Basic EPS computation Numerator — Net Income	$1,346,000	$1,071,000

Denominator — Weighted Average common shares outstanding	2,187,093	2,175,130

Basic EPS	$.62	$.49

Diluted EPS computation Numerator — Net Income	$1,346,000	$1,071,000

Denominator — Weighted average common shares outstanding	2,187,093	2,175,130

Effect of dilutive stock options	49,914	43,369

Weighted average common shares and common stock equivalents	2,237,007	2,218,499

Diluted EPS	$.60	$.48

3.                                      Recent Accounting Pronouncements

The Financial Accounting Standards Board adopted Financial Accounting Standards No. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, in 2001.  SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements.  Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment.  In accordance with the provisions of SFAS No. 142, the Company plans to complete its transitional assessment of goodwill impairment before June 30, 2002.  Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods.  The Company has $4,159,000 of goodwill on which amortization has ceased effective January 1, 2002 which resulted in a reduction of amortization expense of $69,000 in the quarter ended March 31, 2002.  The remaining intangible assets of $2,059,000 will continue to be amortized.

In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated annual retirement costs.  This statement is effective for all fiscal years beginning after June 15, 2002.  In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company does not anticipate that the adoption of SFAS Nos. 143 and 144 will have a material effect on its financial position or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains certain forward-looking statements within the meaning of the federal securities laws.  Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

Financial Condition

Overview

The Company’s consolidated total assets at March 31, 2002 of $372,101,000 represents a 2.1% increase over December 31, 2001 assets of $364,623,000.  The growth in assets was primarily in cash in banks, which is used to satisfy regulatory requirements as well as provide the operational funding of the Company’s small loan program.  Loan balances, net of allowance for credit losses, decreased $2,703,000, or 1.0%, in the first quarter to $288,106,000 from $290,809,000 at December 31, 2001.  The composition of the loan portfolio at March, 2002 and December 31, 2001 follows (dollars in thousands):

	March 31, 2002	December 31, 2001

Commercial	$40,854	$40,870

Real Estate

Mortgage	179,476	185,012

Construction	54,798	50,798

Consumer	7,380	4,732

Small Loans	5,123	7,289

	$287,631	$288,701

The total of non-performing loans (non-accrual and loans over 90 days past due) has increased since December 31, 2001, as shown in the following table of non-performing assets (dollars in thousands):

	March 31, 2002	December 31, 2001

Non-accrual loans	$1,052	$1,830
Accruing loans past due 90 days or more	439	284
Foreclosed real estate	5,111	4,387
Other assets	2	7
	$6,604	$6,508

Non-accrual loans decreased by $778,000 during the first quarter of 2002.  Accruing loans past due 90 days or more increased $155,000 over the same period.  Loans in this category must be well secured and in the process of collection for the accrual of interest to continue.  These loans are monitored and may be reclassified as non-accrual as conditions warrant.  Foreclosed real estate has increased by $724,000 from prior year end.  The percentage of non-performing loans to total loans decreased to 0.52% from 0.73% at December 31, 2001.

The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and economic conditions.  All loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination.  These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level.  Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance.  If a loan becomes impaired, the Company’s loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan.   After reviewing the composition of the loan portfolio at March 31, 2002, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date.  An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.

The allowance for credit losses increased $308,000 in the first quarter of 2002.  The ratio of allowance for credit losses to total loans increased during the first quarter of 2002 to 1.53% from 1.42% at December 31, 2001.  The dollar value change in the allowance consisted of $621,000 of provision less $313,000 in net charge-offs of loans.  Charge-offs were concentrated in the Company’s small loan portfolio.  The allowance for credit losses increased even though the loan quality improved as a ratio of non-performing loans to total loans.  This is not the result of any identified problem with the loan portfolio, rather it is a general allowance to the economic conditions that continue to persist in the national economy.  While there are increasing signs of economic recovery, they have been inconsistent, and recovery has been slow.  The Company considers the level of the allowance for credit losses to be adequate given current level of loan portfolio quality and prevailing economic conditions.

Investment securities increased by $1,320,000, or 7.1% during the first quarter of 2002 to a total of $19,930,000.    Additional securities were purchased during the quarter primarily as a source of collateral for the Company’s operations.

Total deposits decreased $3,409,000, or 1.1% in the three months ended March 31, 2002 to $310,321,000.  The mix of deposits shifted toward transaction accounts during the quarter, with increases shown in savings and interest-bearing deposits and a corresponding decrease in time deposits.  Short term borrowings have also been used as a funding source due to their relatively low cost as compared to time deposits.  Fed funds purchased and short term borrowings increased during the quarter by $10,287,000 to $17,342,000 due to their favorable cost compared to rates paid on deposits.

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

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources are those assets that can be converted to cash with little or no risk of loss.  These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity.  At March 31, 2002, cash, deposits in banks, federal funds sold and securities available for sale totaled $49,086,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, borrowings and the issuance of capital and debt securities.  At March 31, 2002, borrowing lines of credit totaled $44,210,000.  These credit facilities are being used regularly as a source of funds. At March 31, 2002, $17,342,000 was borrowed against these lines of credit in the form of federal funds purchased and term advances.

Management believes the Bank’s liquidity position at March 31, 2002, was adequate to meet its short term funding requirements.

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities.  The Company’s net interest margin is affected by changes in the level of market interest rates.  Management’s objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.

Management considers any asset or liability which matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well.  The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative.  If positive, more assets reprice before liabilities.  If negative, the reverse is true.  Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers’ response to interest rate changes.  Currently the Banks’ interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Interest Rate Gap Analysis
March 31, 2002

(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Loans	$120,391	$139,308	$27,932	$287,631
Securities:
Available for sale	4,119	7,134	8,172	19,425
Held to maturity	—	505	—	505
Interest bearing deposits with banks	63	—	—	63
Total Earning Assets	$124,573	$146,947	$36,104	$307,624

Deposits:
Savings, NOW and money market	$133,708	—	—	$133,708
Time deposits	114,491	$8,960	—	123,451
Short-term borrowings	17,342	—	—	17,342
Long-term debt	550	—	—	550

Total Interest Bearing Liabilities	$266,091	$8,960	—	$275,051

Net Interest Rate Sensitivity Gap	$(141,518)	$137,987	$36,104	$32,573

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

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest.  These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable.  The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.  According to this model and its assumptions, the change in net interest income over a 12 month period in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $480,000.  This amount represents approximately 2.3% of the annualized net interest income for 2002.

Capital

Consolidated capital of FCFG increased $905,000 during the first quarter of 2002.  The net income for the first quarter and its corresponding increase to retained earnings was the primary component of this increase.  Capital decreases were the result of the quarterly cash dividend paid to shareholders in the amount of $219,000 and a reduction in the market value of securities available for sale of  $264,000 on an after-tax basis.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum “leverage” ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At March 31, 2002, the Company’s leverage ratio was 9.21%, compared to 8.91% at year-end 2001.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders’ equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At March 31, 2002, the Company’s Tier I capital ratio was 9.66%, and total capital was 10.91%.  At December 31, 2001 the Company’s Tier I capital ratio was 9.34% and the total capital ratio was 10.52%.

Results of Operations

General

Net income for the three months ended March 31, 2002 was $1,346,000, compared to $1,071,000 for the three months ended March 31, 2001.

Net interest income increased $888,000, an increase of 20.5% for the three months ended March 31, 2002 over the same period for 2001.  The increase in the Company’s net interest income is primarily the result of the reduction in interest rates, and corresponding reduction in cost of funds.  The Company’s small loan product also had a significant impact on the growth in net interest income for the quarter due to the expansion since the first quarter of 2001 into a second state.  This product’s contribution to net interest income grew to $1,156,000 in the first quarter of 2002 from $649,000 in the first quarter of 2001, a $507,000 increase.

Interest income for the three months ended March 31, 2002 decreased $230,000, or 3.2%, from the same period of the prior year.   Increased volume of earning assets provided an additional $3,134,000 of interest income, which was more than offset by the $3,364,000 reduction in interest income due to the reduced earnings rate of these assets.   Average earning assets for the first three months of 2002 were $21,361,000, or 7.3% higher than in the same period of 2001.  The average rate earned on assets decreased from 9.92% in the first quarter of 2001 to 8.95% for the same period of 2002. The percentage of average loans to total average earning assets increased over the prior year and represents 93.2% of total average earning assets, up from 89.1% in 2001.  The average rate of return on assets decreased 97 basis points.

Total interest expense for the three months ended March 31, 2002 decreased $1,118,000, or 39.4%, from the comparable period of the prior year.  This reduction is even more dramatic when considering that the volume of interest bearing liabilities increased by 11.1%.  The decrease in the interest rate paid on deposits and borrowings, which declined 213 basis points, from 4.68% in the first quarter of 2001 to 2.55% in the first quarter of 2002, produced a reduction interest expense of $1,719,000.  Of this amount, $587,000 was offset by an increase in the volume of these liabilities, which rose from an average of $245,684,000 in 2001 to $273,003,000 in 2002.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 74 basis points to 6.74% from 6.00% in the first quarter of 2002 compared to the same period in 2001.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

	2002			2001
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$293,042	$6,629	9.17%	$260,913	$6,702	10.42%
Federal funds sold	224	1	1.81%	4,946	56	4.59%
Investment securities	20,992	306	5.91%	27,038	408	6.12%
Total earning assets and interest income	$314,258	$6,936	8.95%	$292,897	$7,166	9.92%

Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$129,040	$(411)	1.29%	$99,113	$(570)	2.33%
Time deposits	130,535	(1,234)	3.83%	143,157	(2,207)	6.25%

Total interest bearing deposits	$259,575	$(1,645)	2.57%	$242,270	$(2,777)	4.65%

Other borrowings	13,428	(71)	2.14%	3,414	(57)	6.77%
Total interest bearing liabilities and interest expense	$273,003	$(1,716)	2.55%	$245,684	$(2,834)	4.68%

Net interest income		$5,220			$4,332

Net interest margin as a percent of average earning assets:			6.74%			6.00%

An analysis of the change in net interest income is as follows for the three months ended March 30 (dollars in thousands):

	2002 compared to 2001 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$3,257	$(3,330)	$(73)
Federal funds sold and deposits in banks	(34)	(21)	(55)
Investment securities	(89)	(13)	(102)
Total interest income	3,134	(3,364)	(230)

Interest paid on:
Savings, NOW and MMA	768	(927)	(159)
Time deposits	(181)	(792)	(973)
Other borrowings	268	(254)	14
Total Interest expense	855	(1,973)	1,118
Net interest income	$2,279	$(1,391)	$888

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the quarter ended March 31, 2002 was $325,000, or 21.8% greater than the same period for 2001.  Service charges, primarily due to the implementation of a new overdraft product in the third quarter of 2001, increased $265,000, or 57.9%, over the first quarter of 2001.  Origination fees on mortgage loans sold continued their strong performance, increasing by $131,000, or 30.8% over the same period in 2001.

Non-interest expenses for the first quarter of 2002 increased by $340,000, or 8.3% over the first quarter of 2001.  Salaries and employee benefits increased by $66,000, or 3.0%.  Occupancy, reflecting the operation of the additional branches not in operation for the same period in 2001, increased $75,000, or 13.2%.  Other expense increased by $199,000, or 14.7% from the prior year, primarily due to increased operational costs associated with the new branches and expansion of the small loan program since the first quarter of 2001.  Additional business and operational taxes, both related to increased volume in the small loan program as well as increased revenues from banking operations, increased $60,000 and correspondent bank fees increased $50,000.

Business Segment Reporting

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into in the fourth quarter of 2000.  Community Banking consists of all lending, deposit and administrative operations conducted through its 19 offices in Washington state.  The small loan division provides small, short-term consumer loans to customers in Alabama and Arkansas.

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

Selected comparative financial information for the small loan division, which are included in the overall financial results, as of and for the three months ended March 31, are as follows (dollars in thousands):

	2002	2001
Assets
Due from banks	$17,930	$3,372
Net loans	4,916	3,445

Revenues and Expenses
Net interest income after provision for credit losses	$685	$504
Non-interest income	18	0
Non-interest expense	205	123
Income taxes	150	179
Net income	$348	$202

First Community Financial Group, Inc.

PART II - OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K

(a) Exhibits	None

(b) Reports on Form 8-K	None

First Community Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL GROUP, INC.

(Registrant)

Date: May 15, 2002	By:	/s/ Ken F. Parsons, Sr.

Ken F. Parsons, Sr.

President, Chief Executive Officer

	By:	/s/ James F. Arneson

James F. Arneson

Executive Vice President,

Chief Financial Officer

(Principal Accounting Officer)