Form 10-Q
period 2002-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2002-08-14
CIK 892449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
OR
___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 0-24024

First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter

Washington (State or other jurisdiction of incorporation or organization)	91-1277503 (IRS Employer Identification Number)

721 College Street SE, P.O. Box 3800, Lacey, WA 98509
(Address of principal executive offices)

Registrant's telephone number: (360) 459-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes           X      No

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
Title of Class Common Stock, no stated value	Outstanding at June 30, 2002 2,186,584

First Community Financial Group, Inc.

PART 1 - FINANCIAL INFORMATION		Page
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income and Comprehensive Income	4
	Condensed Consolidated Statement of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion of Financial Condition and Analysis or Plan of Operations	9
Item 3	Quantitative and Qualitative Disclosures about Market risk	14
PART 2 - OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to Vote of Security Holders	16
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)
	June 30 2002	December 31 2001
Assets
Cash and due from banks	$24,989	$21,383
Interest bearing deposits in banks	72	74
Federal funds	900	0
Securities available for sale	17,589	18,104
Securities held to maturity	505	506
Federal Home Loan Bank stock	2,044	1,985
Loans held for sale	4,475	6,196

Loans	292,988	288,701
Allowance for credit losses	4,480	4,088
Net Loans	288,508	284,613

Premises and equipment	10,025	10,382
Foreclosed real estate	4,789	4,387
Accrued interest received	1,528	1,471
Cash value of life insurance	8,554	8,453
Intangible assets	6,168	6,268
Other assets	1,196	801

Total assets	$371,342	$364,623

Liabilities
Deposits:
Non-interest bearing	$54,786	$55,013
Savings and interest bearing demand	129,287	123,093
Time deposits	132,282	135,624
Total deposits	316,355	313,730

Federal funds purchased	2,250	1,400
Short term borrowing	6,429	5,655
Long term debt	1,550	575
Accrued interest payable	243	364
Other liabilities	3,829	4,104
Total Liabilities	330,656	325,828

Stockholders' Equity
Common stock, no stated value per share; 10,000,000 shares authorized, 2,186,584 shares issued in 2002, and 2,186,681 shares issued in 2001	28,264	28,596
Retained earnings	12,462	9,912
Accumulated other comprehensive income (loss)	(40)	312
Debt related to KSOP	0	(25)
Total stockholders' equity	40,686	38,795

Total liabilities and stockholders' equity	$371,342	$364,623

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Interest income
Loans	$6,689	7,222	$13,318	13,924
Federal funds sold and deposits in banks	2	42	4	98
Investments	304	400	609	808
Total interest income	6,995	7,664	13,931	14,830
Interest Expense
Deposits	1,383	2,648	3,028	5,425
Other	81	107	152	164
Total interest expense	1,464	2,755	3,180	5,589
Net interest income	5,531	4,909	10,751	9,241
Provision for credit losses	364	300	985	445
Net interest income after provision
For credit losses	5,167	4,609	9,766	8,796
Non-interest income
Service charges on deposit accounts	749	482	1,472	940
Origination fees on mortgage loans sold	496	475	1,053	901
Other income	583	339	1,119	946
Total non-interest income	1,828	1,296	3,644	2,787
Non-interest expense
Salaries and employee benefits	2,370	2,368	4,635	4,567
Occupancy and equipment	585	639	1,227	1,206
Other expense	1,636	1,469	3,188	2,822
Total non-interest expense	4,591	4,476	9,050	8,595
Operating income before income taxes	2,404	1,429	4,360	2,988
Income Taxes	760	437	1,370	925

Net income	$1,644	992	$2,990	2,063
Operating comprehensive income, net of tax
Unrealized holding gains (losses) on securities arising during the period	(88)	(51)	(352)	439

Comprehensive income	$1,556	941	$2,638	2,502

Earnings per share data
Basic earnings per share	$0.75	0.46	$1.37	0.95
Diluted earnings per share	$0.74	0.44	$1.35	0.92

Weighted average number of common shares	2,187,728	2,178,210	2,187,412	2,177,337
Weighted average number of common shares
- including dilutive stock options	2,218,204	2,229,658	2,217,043	2,234,401
Return on average assets	1.76%	1.14%	1.61%	1.22%

Dividends per share	$0.10	0.10	$0.20	0.20

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2001 and 2002

(Dollars in thousands)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To KSOP	Total

Balance, December 31, 2000	$28,559	$6,349	$(332)	$(203)	$34,373
Net Income	--	2,063	--	--	2,063
Stock options exercised	27	--	--	--	27
Cash dividend ($0.20 per share)	--	(437)	--	--	(437)
Other comprehensive income	--	--	439	--	439
Net decrease in debt related
To KSOP	--	--	--	89	89
Balance, June 30, 2001	$28,586	$7,975	$107	$(114)	$36,554

Balance, December 31, 2001	$28,596	$9,912	$312	$(25)	$38,795
Net income	--	2,990	--	--	2,990
Stock options exercised	618	--	--	--	618
Cash dividend ($0.20 per share)	--	(440)	--	--	(440)
Stock repurchased	(950)	--	--	--	(950)
Other comprehensive income	--	--	(352)	--	(352)
Net decrease in debt related
To KSOP	--	--	--	25	25
Balance, June 30, 2002	$28,264	$12,462	$(40)	$0	$40,686

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net Income	$2,990	$2,063
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Provision for credit losses	985	445
Depreciation and amortization	583	540
Amortization of intangible assets	100	205
Increase in cash value of life insurance	(101)	(2)
Other - net	(773)	1,221
Originations of loans held for sale	(41,701)	(41,241)
Proceeds from sales of loans held for sale	43,422	38,658
Net cash provided by operating activities	5,505	1,889

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	2	18
Net increase in Federal funds sold	(900)	0
Proceeds from maturities of available-for-sale securities	2,479	2,805
Purchase of securities available for sale	(2,424)	0
Net increase in loans	(5,607)	(17,212)
Proceeds from sale of other real estate	325	164
Additions to premises and equipment	(226)	(997)
Purchase of life insurance	0	(5,008)
Net cash used by investing activities	(6,351)	(20,230)

Cash Flows from Financing Activities
Net increase in deposits	2,625	32,273
Net increase (decrease) in short-term borrowings	1,624	(6,133)
Sale of common stock	618	27
Repurchase of common stock	(950)	0
Increase in long term borrowings	1,000	0
Repayment of long-term borrowings	(25)	(89)
Payment of dividends	(440)	(437)
Net cash provided by financing activities	4,452	25,641

Net change in cash and due from banks	3,606	7,300

Cash and Due from Banks:
Beginning of period	21,383	12,640

End of period	$24,989	$19,940

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,301	$5,661
Taxes	1,415	865

Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	$727	$56
Fair value adjustment of securities available for sale, net	(352)	439
Decrease in guarantee of KSOP obligation	(25)	(89)

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including notes thereto, include in the Company's 2001 Annual Report to Shareholders. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the report amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basic and Diluted Earnings Per Share

  Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic EPS computation	$1,644,000	$992,000	$2,990,000	$2,063,000
Numerator - Net Income

Denominator - Weighted Average
common shares outstanding	2,187,728	2,178,210	2,187,412	2,177,337

Basic EPS	$.75	$.46	$1.37	$.95

Diluted EPS computation	$1,644,000	$992,000	$2,990,000	$2,063,000
Numerator - Net Income

Denominator - Weighted Average	2,187,728	2,178,210	2,187,412	2,177,337
common shares outstanding

Effect of dilutive stock options	30,476	51,448	29,631	57,064

Weighted average common shares	2,218,204	2,229,658	2,217,043	2,234,401
and common stock equivalents

Diluted EPS	$.74	$.44	$1.35	$.92

  Recent Accounting Pronouncements

  The Financial Accounting Standards Board issued Financial Accounting Standards No. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, in 2001, with an effective date of January 1, 2002. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment. In accordance with the provisions of SFAS No. 142, the Company has completed its transitional assessment of goodwill impairment and has determined that no adjustment for goodwill impairment is required. Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods. The Company has $4,159,000 of goodwill on which amortization has ceased effective January 1, 2002 which resulted in a reduction of amortization expense of $104,000 in the six months ended June 30, 2002. The remaining intangible assets of $2,009,000 will continue to be amortized.

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

  Subsequent Events

Acquisition of Harbor Bank, N.A.

On August 5, 2002 the Company announced the signing of a definitive agreement pursuant to which Harbor Bank, N.A. would merge with First Community Bank. Upon completion of the transaction, Harbor Bank shareholders, with a total of 643,000 shares of common stock outstanding, would receive $10.75 per share in cash for each share of Harbor Bank common stock. The per-share consideration may be reduced if Harbor Bank's Tier 1 capital plus reserve for possible loan and lease losses is less than $4,750,000 at the time of closing. The reduction in the per-share consideration would be calculated by dividing the amount by which Harbor Bank's Tier 1 capital plus loan loss reserve is below $4,750,000 by the total number of shares of Harbor Bank common stock outstanding at closing. Each outstanding option to purchase Harbor Bank common stock will be converted into the right to receive, for each share covered by such option, cash in the amount the per-share consideration exceeds the exercise price of the option. The Company expects to pay aggregate consideration of approximately $7.0 million.

The boards of directors of the Company, First Community Bank and Harbor Bank have each approved the definitive agreement. Completion of the transaction is expected late in the third quarter or early in the fourth quarter of 2002 and is subject to regulatory and shareholder approval.

Issuance of Trust Preferred Securities

On July 11 2002, the Company completed an offering of trust preferred securities and received net proceeds of approximately $12,600,000. The proceeds are expected to fund the acquisition of Harbor Bank, N.A., with the remaining balance added to the capital of First Community Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

Financial Condition

Overview

The Company's consolidated total assets at June 30, 2002 of $371,342,000 represents a 1.8% increase over December 31, 2001 assets of $364,623,000. The growth in assets was a combination of a $3,895,000 increase in net portfolio loans and cash in banks, which is used to satisfy regulatory requirements as well as provide the operational funding of the Company's small-loan program. The composition of the loan portfolio at June 30, 2002 and December 31, 2001 follows (dollars in thousands):

	June 30, 2002	December 31, 2001
Commercial	$48,613	$40,870
Real Estate
Mortgage	178,179	185,012
Construction	55,013	50,798
Consumer	4,394	4,732
Small Loans	6,789	7,289
	$292,988	$288,701

The total of non-performing loans (non-accrual and loans over 90 days past due still accruing interest) and other non-performing assets has increased since December 31, 2001, as shown in the following table of non-performing assets (dollars in thousands):

	June 30 2002	December 31 2001
Non-accrual loans	$2,242	$1,830
Accruing loans past due 90 days or more	414	284
Foreclosed real estate	4,789	4,387
Other assets	0	7
	$7,445	$6,508

Non-accrual loans increased by $412,000 during the first half of 2002. Accruing loans past due 90 days or more increased $130,000 over the same period. Loans in this category must be well secured and in the process of collection for the accrual of interest to continue. These loans are monitored and may be reclassified as non-accrual as conditions warrant. Foreclosed real estate has increased by $402,000 from prior yearend. The percentage of non-performing loans to total loans increased to 0.91% from 0.73% at December 31, 2001.

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including: historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and economic conditions. All loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at June 30, 2002, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.

The allowance for credit losses increased $392,000 in the first half of 2002. The ratio of allowance for credit losses to total loans increased during the first half of 2002 to 1.53% from 1.42% at December 31, 2001. The dollar value change in the allowance consisted of $985,000 of provision less $593,000 in net charge-offs of loans. Charge-offs were concentrated in the Company's small-loan portfolio. Management increased the allowance for credit losses during the six months ended June 30, 2002 in recognition of the increase in non-performing loans as shown in the table above, the increase in loans internally classified in the Bank's loan classification system, and the continued softness of the economy in the Bank's primary market area. The allowance at June 30, 2002 is slightly higher than the mid-point of loss exposure identified in the Bank's loan loss adequacy analysis model.

Investment securities decreased by $516,000, or 2.8% during the first half of 2002 to a total of $18,094,000. Additional securities were purchased during the first quarter primarily as a source of collateral for the Company's operations.

Total deposits increased $2,625,000, or 0.8% in the six months ended June 30, 2002 to $316,355,000. The mix of deposits shifted toward transaction accounts during the first half, with increases shown in savings and interest-bearing deposits and a smaller decrease in time deposits. Short-term borrowings have also been used as a funding source due to their relatively low cost as compared to time deposits. Fed funds purchased and short term borrowings increased during the first half by $1,624,000 to $8,679,000 due to their favorable cost and flexibility in managing funding.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 2002, cash, deposits in banks, federal funds sold and securities available for sale totaled $43,550,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, borrowings and the issuance of capital and debt securities. At June 30, 2002, borrowing lines of credit totaled $47,686,000. These credit facilities are being used regularly as a source of funds. At June 30, 2002, $7,250,000 was borrowed against these lines of credit in the form of federal funds purchased and term advances.

Management believes the Bank's liquidity position at June 30, 2002, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of FCFG increased $1,891,000 during the first half of 2002. The increase comes primarily from net income, which increased capital by $2,990,000. Capital also increased $618,000 from the exercising of stock options $25,000 for the elimination of the debt related to the KSOP plan. Stock repurchases in the amount of $950,000, dividends paid of $440,000 and an after-tax decrease in the valuation of the securities portfolio of $352,000 were reductions to the capital total.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum leverage ratio (primary capital to total assets ratio). For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 2002, the Company's leverage ratio was 9.37%, compared to 8.91% at year-end 2001. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At June 30, 2002, the Tier I capital ratio was 9.87%, and total capital was 11.12%. At December 31, 2001 the Tier I capital ratio was 9.34% and the total capital ratio was 10.52%.

Issuance of Trust Preferred Securities

On July 11 2002, the Company completed an offering of trust preferred securities and received net proceeds of approximately $12,600,000. The proceeds are expected to fund the acquisition of Harbor Bank, N.A., with the remaining balance added to the capital of First Community Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital.

Results of Operations

General

Net income for the six months ended June 30, 2002 was $2,990,000, compared to $2,063,000 for the same period in 2001. This represents a 45% increase over the prior year. Net income for the three months ended June 30, 2002 was $1,644,000, compared to $992,000 for the three months ended June 30, 2001. This represents a 66% increase in net income for the period.

Net interest income increased $1,510,000, an increase of 16% for the six months ended June 30, 2002 over the same period for 2001. Net interest income increased $622,000, or 13%, for the three months ended June 30, 2002. The increase in the Company's net interest income is primarily the result of the reduction in interest rates, and corresponding reduction in cost of funds. The Company's small-loan product also had an impact on the growth in net interest income. This product's contribution to net interest income grew to $2,257,000 in the first half of 2002 from $1,548,000 in the first half of 2001, a $709,000 increase.

Interest income for the six months ended June 30, 2002 decreased $899,000, or 6%, from the same period of the prior year. Increased volume of earning assets provided an additional $2,728,000 of interest income, which was more than offset by the $3,627,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the first six months of 2002 were $17,746,000, or 6% higher than in the same period of 2001. The average rate earned on assets decreased 114 basis points from 10.03% in the first half of 2001 to 8.89% for the same period of 2002. The percentage of average loans to total average earning assets increased over the prior year and represents 93.4% of total average earning assets, up from 89.8% in 2001. Interest income for the three months ended June 30, 2002 was $669,000 lower than the same period in the previous year.

Total interest expense for the six months ended June 30, 2002 decreased $2,409,000, or 43%, from the comparable period of the prior year. This reduction is even more dramatic when considering that the volume of interest bearing liabilities increased by 9%. The decrease in the interest rate paid on deposits and borrowings, which declined 214 basis points, from 4.48% in the first half of 2001 to 2.34% in the first half of 2002, produced a reduction in interest expense of $2,988,000. Of this amount, $579,000 was offset by an increase in the volume of these liabilities, which rose from an average of $251,802,000 in 2001 to $274,532,000 in 2002. Total interest expense for the three months ended June 30, 2002 was $1,291,000 lower than the second quarter of 2001.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 61 basis points to 6.86% from 6.25% in the first half of 2002 compared to the same period in 2001.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):
	Average Balance	2002 Interest Income (Expense)	Average Rates	Average Balance	2001 Interest Income (Expense)	Average Rates
Earning Assets:
Loans (Interest and Fees)	$294,994	$13,318	9.10%	$267,710	$13,924	10.49%
Federal funds sold	386	3	1.57%	3,717	98	5.32%
Investment securities	20,490	610	6.00%	26,697	808	6.10%
Total earning assets
and interest income	$315,870	$13,931	8.89%	$298,124	$14,830	10.03%

Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$129,873	$(827)	1.28%	$102,926	$(1,195)	2.34%
Time deposits	129,339	(2,201)	3.43%	142,562	(4,230)	5.98%
Total interest bearing deposits	$259,212	$(3,028)	2.36%	$245,488	$(5,425)	4.46%

Other borrowings	15,320	(152)	2.28%	6,314	(164)	5.24%
Total interest bearing liabilities
and interest expense	$274,532	$(3,180)	2.34%	$251,802	$(5,589)	4.48%
Net interest income		$10,751			$9,241

Net interest margin as a percent
of average earning assets:			6.86%			6.25%

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

	2002 compared to 2001 Increase (decrease due to
	Volume	Rate	Net
Interest earned on:
Loans	$2,966	$(3,572)	$(606)
Federal funds sold and deposits in banks	(53)	(42)	(95)
Investment securities	(185)	(13)	(198)
Total Interest income	2,728	(3,627)	(899)

Interest paid on:
Savings, NOW and MMA	664	(1,032)	(368)
Time deposits	(362)	(1,667)	(2,029)
Other borrowings	277	(289)	(12)
Total Interest expense	579	(2,988)	(2,409)

Net interest income	$2,149	$(639)	$1,510

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income increased by $857,000, or 31%, from the first half of 2001. Service charges, primarily due to the implementation of a new overdraft product in the third quarter of 2001, increased $532,000, or 57%, over the first half of 2001. Origination fees on mortgage loans sold continued their strong performance, increasing by $152,000, or 17% over the same period in 2001. Non-interest income for the three months ended June 30, 2002 increased $532,000, or 41% over the prior year.

Non-interest expenses for the first half of 2002 increased by $455,000, or 5%, over the first half of 2001. Compensation expense increased $68,000, or 1%. Occupancy expenses increased $21,000, or 2%. The other expenses increase of $366,000 included an additional $103,000 in expenses related to the operation of the small-loan program, including increased business and occupation taxes and correspondent bank fees, as well as $86,000 in expenses related to the implementation of a new overdraft product in the third quarter of 2001. Non-interest expenses for the second quarter of 2002 increased $115,000, or 3%, over the second quarter of 2001. The ratio of non-interest expense to average assets decreased to 4.87% for the six months ended June 30, 2002 from 5.07% in 2001. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased to 1.46% for the six months ended June 30, 2002 from 3.42% for the same period in 2001.

Business Segment Reporting

The Company is managed along two major lines of business; Community Banking, its core business, and the small-loan division, which was entered into in the fourth quarter of 2000. Community Banking consists of all lending, deposit and administrative operations conducted through its 19 offices in Washington state. The small-loan division provides small, short-term consumer loans to customers in Alabama and Arkansas.

Prior to 2001, the Company was managed as a whole, not by discrete operating segments. When the Company began offering small loans, its operating results were segregated in the General Ledger system to better manage financial performance. The financial performance of the business lines is measured by the Company's profitability reporting process, which utilizes various management accounting techniques to more accurately reflect each business line's financial results. Revenues and expenses are primarily assigned directly to business lines.

The organizational structure of the Company and its business line financial results are not necessarily comparable across companies. As such, the Company's business line performance may not be directly comparable with similar information from other financial institutions.

Selected comparative financial information for the small loan division, which are included in the overall financial results, as of and for the six months ended June 30, 2002 are as follows (dollars in thousands):
	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$8,194	$1,572	$9,766
Non-interest income	3,644	--	3,644
Non-interest expense	8,654	396	9,050
Income taxes	980	390	1,370
Net Income	$2,204	$786	$2,990
Total assets	$351,284	$20,058	$371,342
Total Loans	$286,199	$6,789	$292,988

Six Months ended June 30, 2001	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$7,693	$1,103	$8,796
Non-Interest income	2,787	- -	2,787
Non-Interest expense	8,337	258	8,595
Income taxes	638	287	925
Net Income	$1,505	558	2,063
Total assets	$338,865	$13,435	$352,300
Total Loans	$265,489	$6,461	$271,950

Item 3 Quantitative and Qualitative Disclosure About Market Risk

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

Interest Rate Gap Analysis
June 30, 2002
(dollars in thousands)	Within One Year	After One But Within Five Year	After Five Years	Total
Loans	$121,846	$132,373	$38,769	$292,988
Securities:
Available for sale	3,314	7,010	7,265	17,589
Held to maturity	--	505	--	505
Interest bearing deposits with banks	72	--	--	72
Fed funds sold	900	--	--	900
Total Earnings Assets	$126,132	$139,888	$46,034	$312,054

Deposits
Savings, NOW and money market	$129,287	--	$--	$129,287
Time deposits	121,406	$10,876	--	132,282
Short-term borrowings	8,679	--	--	8,679
Long-term debt	550	1,000	--	1,550
Total Interest Bearing Liabilities	$259,922	$11,876	--	$271,798
Net Interest Rate Sensitivity Gap	$(133,790)	$128,012	$46,034	$40,256

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

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change. According to this model and its assumptions, the change in net interest income over a 12 month period in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $188,000.

FIRST COMMUNITY FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

Item 4 Submission of Matters to Vote of Security Holders

On May 5, 2002, the Company held it's 2002 Annual Shareholder's Meeting

Five members of the Company's Board of Director's were elected with at least 1,700,273 votes being cast for. The voting details are as follows:

Lowell (Sonny) Bridges	1,723,564	FOR	10,444	WITHHELD
Linda Buckner	1,719,584	FOR	14,424	WITHHELD
E. Paul DeTray	1,700,273	FOR	33,735	WITHHELD
Jewell Manspeaker	1,709,849	FOR	24,159	WITHHELD
Lawrence (Larry) Schorno	1,712,011	FOR	21,997	WITHHELD

The term for these Directors will expire in 2005.

Other continuing Directors are:

Patrick L. Martin	Term Expiring in 2003
Ken F. Parsons	Term Expiring in 2003
A. Richard Panowicz	Term Expiring in 2004

Item 6 Exhibits and Reports on Form 8-K
(a)	Exhibits

99.1 Certification of CEO and CFO

(b)	Reports on Form 8-K	None

FIRST COMMUNITY FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 14, 2002

FIRST COMMUNITY FINANCIAL GROUP, INC.
          (Registrant)

By: /s/ Ken F. Parsons, Sr.
      Ken F. Parsons, Sr.
      President, Chief Executive Officer

By: /s/ James F. Arneson
      James F. Arneson
      Executive Vice President,
      Chief Financial Officer
      (Principal Accounting Officer)

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of First Community Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/ Ken F. Parsons
Ken F. Parsons, Sr.
President and Chief Executive Officer

/s/ James F. Arneson
James F. Arneson
Executive Vice President and Chief Financial Officer

August 14, 2002