Form 10-Q
period 2002-09-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2002-11-14
CIK 892449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
OR
[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 0-24024

First Community Financial Group, Inc.
(Exact name of registrant as specified in its charter

Washington (State or other jurisdiction of incorporation or organization)	91-1277503 (IRS Employer Identification Number)

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

[X]Yes        [_] NO

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
Title of Class Common Stock, no stated value	Outstanding at November 7, 2002 2,194,468

First Community Financial Group, Inc.
Table of Contents
PART 1 - FINANCIAL INFORMATION		Page

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income and Comprehensive Income	4
	Condensed Consolidated Statement of Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Disclosure Controls and Procedures	16

PART 2 - OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)
	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$23,311	$21,383
Interest bearing deposits in banks	72	74
Federal funds sold	3,000	0
Securities available for sale	25,557	18,104
Securities held to maturity	505	506
Federal Home Loan Bank stock	1,205	1,985
Loans held for sale	9,234	6,196

Loans	303,079	288,701
Allowance for credit losses	4,628	4,088
Net Loans	298,451	284,613

Premises and equipment	9,999	10,382
Foreclosed real estate	4,789	4,387
Accrued interest received	1,666	1,471
Cash value of life insurance	8,755	8,453
Intangible assets	6,118	6,268
Other assets	1,708	801

Total assets	$394,370	$364,623

Liabilities
Deposits:
Non-interest bearing	$59,967	$55,013
Savings and interest bearing demand	129,093	123,093
Time deposits	133,027	135,624
Total deposits	322,087	313,730

Federal funds purchased	3,500	1,400
Short term borrowing	6,917	5,655
Long term debt	14,403	575
Accrued interest payable	382	364
Other liabilities	4,601	4,104
Total Liabilities	351,890	325,828

Stockholders' Equity
Common stock, no stated value per share; 10,000,000 shares authorized, 2,192,968 shares outstanding at September 30, 2002, and 2,186,681 shares outstanding at December 31, 2001	28,353	28,596
Retained earnings	13,892	9,912
Accumulated other comprehensive income	235	312
Debt related to KSOP	0	(25)
Total stockholders' equity	42,480	38,795

Total liabilities and stockholders' equity	$394,370	$364,623

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Interest income
Loans	$6,987	7,609	$20,305	21,533
Federal funds sold and deposits in banks	17	6	21	104
Investments	323	353	932	1,161
Total interest income	7,327	7,968	21,258	22,798
Interest Expense
Deposits	1,403	2,500	4,431	7,925
Other	229	80	381	244
Total interest expense	1,632	2,580	4,812	8,169
Net interest income	5,695	5,388	16,446	14,629
Provision for credit losses	623	513	1,608	958
Net interest income after provision
For credit losses	5,072	4,875	14,838	13,671
Non-interest income
Service charges on deposit accounts	768	709	2,240	1,649
Origination fees on mortgage loans sold	662	497	1,715	1,398
Other income	610	395	1,729	1,341
Total non-interest income	2,040	1,601	5,684	4,388
Non-interest expense
Salaries and employee benefits	2,451	2,433	7,086	7,000
Occupancy and equipment	620	618	1,847	1,824
Other expense	1,593	1,610	4,781	4,432
Total non-interest expense	4,664	4,661	13,714	13,256
Operating income before income taxes	2,448	1,815	6,808	4,803
Income Taxes	799	547	2,169	1,472

Net income	$1,649	1,268	$4,639	3,331
Other comprehensive income, net of tax
Unrealized holding gains (losses) on securities	275	114	(77)	553
Available for sale, arising during the period

Comprehensive income	$1,924	1,382	$4,562	3,884

Earnings per share data
Basic earnings per share	$0.75	0.58	$2.12	1.53
Diluted earnings per share	$0.73	0.57	$2.09	1.50

Weighted average number of common shares	2,190,951	2,181,459	2,188,605	2,178,716
Weighted average number of common shares
- including dilutive stock options	2,245,165	2,227,194	2,222,813	2,218,212
Return on average assets	1.70%	1.43%	1.64%	1.34%

Dividends per share	$0.10	0.10	$0.30	0.30

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months Ended September 30, 2001 and 2002

(Dollars in thousands)
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To KSOP	Total

Balance, December 31, 2000	$28,559	$6,349	$(332)	$(203)	$34,373

Net Income	--	3,331	--	--	3,331

Stock options exercised	27	--	--	--	27

Cash dividends ($0.30 per share)	--	(656)	--	--	(656)

Other comprehensive income	--	--	553	--	553

Net decrease in debt related
To KSOP	--	--	--	133	133

Balance, September 30, 2001	$28,586	$9,024	$221	$(70)	$37,761

Balance, December 31, 2001	$28,596	$9,912	$312	$(25)	$38,795

Net income	--	4,639	--	--	4,639

Stock options exercised	707	--	--	--	707

Cash dividends ($0.30 per share)	--	(659)	--	--	(659)

Stock repurchased	(950)	--	--	--	(950)

Other comprehensive loss	--	--	(77)	--	(77)

Net decrease in debt related
To KSOP	--	--	--	25	25

Balance, September 30, 2002	$28,353	$13,892	$235	$0	$42,480

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
	Nine months Ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net Income	$4,639	$3,331
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Provision for credit losses	1,608	958
Depreciation and amortization	861	829
Amortization of intangible assets	150	306
Increase in cash value of life insurance	(302)	(5,147)
Other - net	(1,417)	89
Originations of loans held for sale	(66,979)	(64,242)
Proceeds from sales of loans held for sale	63,941	56,678
Net cash provided by operating activities	2,501	(7,198)

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	2	24
Net increase in Federal funds sold	(3,000)	0
Proceeds from maturities of available-for-sale securities	5,658	5,845
Purchase of securities available for sale	(13,149)	0
Proceeds from sale of Federal Home Loan Bank stock	870	0
Net increase in loans	(15,446)	(25,290)
Proceeds from sale of foreclosed real estate	325	95
Additions to premises and equipment	(478)	(1,189)
Net cash used by investing activities	(25,218)	(20,515)

Cash Flows from Financing Activities
Net increase in deposits	8,357	36,202
Net increase (decrease) in short-term borrowings	3,362	3,720
Sale of common stock	707	27
Repurchase of common stock	(950)	0
Increase in long term borrowings	14,403	0
Repayment of long-term borrowings	(575)	(683)
Payment of dividends	(659)	(656)
Net cash provided by financing activities	24,645	38,610

Net change in cash and due from banks	1,928	10,897

Cash and Due from Banks:
Beginning of period	21,383	12,640

End of period	$23,311	$23,537

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,794	$8,256
Taxes	2,215	1,095

Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	$727	$392
Fair value adjustment of securities available for sale, net	(77)	553
Decrease in guarantee of KSOP obligation	(25)	(133)

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including notes thereto, included in the Company's 2001 Annual Report to Shareholders. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Basic EPS computation
Numerator - Net Income	$1,649,000	$1,268,000	$4,639,000	$3,331,000

Denominator - Weighted Average
common shares outstanding	2,190,951	2,181,459	2,188,605	2,178,716

Basic EPS	$.75	$.58	$2.12	$1.53

Diluted EPS computation
Numerator - Net Income	$1,649,000	$1,268,000	$4,639,000	$3,331,000

Denominator - Weighted Average	2,190,951	2,181,459	2,188,605	2,178,716
common shares outstanding

Effect of dilutive stock options	54,214	45,735	34,208	39,496

Weighted average common shares	2,245,165	2,227,194	2,222,813	2,218,212
and common stock equivalents

Diluted EPS	$.73	$.57	$2.09	$1.50

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Financial Accounting Standards No. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, in 2001, with an effective date of January 1, 2002. SFAS No. 141 requires that all business combinations entered into after September 30, 2001 be accounted for under the purchase method. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment. In accordance with the provisions of SFAS No. 142, at June 30, 2002, the Company completed its transitional assessment of goodwill impairment and has determined that no adjustment for goodwill impairment is required. Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods. The Company has $4,159,000 of goodwill on which amortization has ceased effective January 1, 2002 which resulted in a reduction of amortization expense of $155,000 in the nine months ended September 30, 2002. The remaining intangible assets of $1,959,000 will continue to be amortized.

In September 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated annual retirement costs. This statement is effective for all fiscal years beginning after September 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations. In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective January 1, 2002. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this standard has not had an impact on the Company's financial statements.

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements no. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting, apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and require that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for acquisitions for which the date of the transaction is on or after October 1, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

4.     Subsequent Events

Acquisition of Harbor Bank, N.A.

 On October 1, 2002 the Company completed a previously announced acquisition of Harbor Bank, National Association ("Harbor Bank") pursuant to an Agreement and Plan of Merger, dated August 5, 2002, under the terms of which Harbor Bank merged with and into First Community Bank of Washington, a Washington state bank and a wholly owned subsidiary of the Company. Harbor Bank shareholders received $10.75 in cash for each share of Harbor Bank common stock outstanding as of the effective date of the merger. The total estimated value of the acquisition is approximately $7 million. The acquisition was financed out of existing capital, including the proceeds of an offering of trust preferred securities completed in July 2002. The acquisition will be accounted for as a purchase and, accordingly, operations of Harbor Bank will be included in the Company's consolidated statements only subsequent to October 1, 2002.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and information in the accompanying financial statements contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company's ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and regulatory environment, as they related to the Company's cost of funds and return on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would actually cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Financial Condition

General
The Company's consolidated total assets at September 30, 2002 of $394,370,000 represents an 8.2% increase over December 31, 2001 assets of $364,623,000. The growth in assets is reflected in increases of $13,838,000 in net portfolio loans, $3,038,000 in loans held for sale, $7,453 in securities available for sale and $3,000 in federal funds sold.

Loans
The composition of the loan portfolio at September 30, 2002 and December 31, 2001 follows (dollars in thousands):

	September 30, 2002	December 31, 2001

Commercial	$51,163	$40,870

Real Estate

Mortgage	183,126	185,012

Construction	57,113	50,798

Consumer	4,103	4,732

Small Loans	7,574	7,289

	$303,079	$288,701

The total of non-performing loans (non-accrual and loans over 90 days past due still accruing interest) and other non-performing assets has increased since December 31, 2001, as shown in the following table of non-performing assets (dollars in thousands):

	September 30 2002	December 31 2001

Non-accrual loans	$2,671	$1,830
Accruing loans past due 90 days or more	0	284
Foreclosed real estate	4,789	4,387
Other assets	24	7

	$7,484	$6,508

Non-accrual loans increased $841,000 during the first nine months of 2002. There are no accruing loans past due 90 days or more as of September 30, 2002, a reduction of $284,000 since prior year-end. Loans in this category must be well secured and in the process of collection for the accrual of interest to continue. These loans are monitored and may be reclassified as non-accrual as conditions warrant. Foreclosed real estate has increased by $402,000 from prior year end. The percentage of non-performing loans to total loans increased to 0.88% from 0.73% at December 31, 2001.

Allowance for Credit Losses
The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans. Determination of the appropriate level of the allowance is based on an analysis of various factors including: historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and economic conditions. All loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at September 30, 2002, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. The analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.

The allowance for credit losses increased $540,000 in the first nine months of 2002. The ratio of allowance for credit losses to total loans increased during the first nine months of 2002 to 1.53% from 1.42% at December 31, 2001. The dollar value change in the allowance consisted of $1,608,000 of provision less $1,068,000 in net charge-offs of loans. Charge-offs were concentrated in the Company's small-loan portfolio. Management increased the allowance for credit losses during the nine months ended September 30, 2002 in recognition of the increase in non-performing loans as shown in the table above, the increase in loans internally classified in the Bank's loan classification system, and the continued softness of the economy in the Bank's primary market area. The allowance at September 30, 2002 is slightly higher than the mid-point of loss exposure identified in the Bank's loan loss adequacy analysis model.

Investment Portfolio
Investment securities increased $7,452,000, or 40.0% during the first three quarters of 2002 to a total of $26,062,000. Additional securities were purchased during the third quarter as a source of collateral for a new sweep product and repurchase program introduced by the Company during the third quarter. This program requires that all funds swept into overnight repurchases be fully collateralized by qualified securities. No sales were made and reductions to the balance were the result of callable securities being called and principal payments received on asset-backed investments.

Deposits and Borrowings
Total deposits increased $8,357,000, or 2.7% in the nine months ended September 30, 2002 to $322,087,000. The mix of deposits shifted toward transaction accounts during the first three quarters, with increases shown in savings and interest-bearing deposits as well as non-interest bearing deposits. Time deposits decreased slightly. Short-term borrowings have also been used as a funding source due to their relatively low cost as compared to time deposits. Federal funds purchased and short-term borrowings increased during the first three quarters by $3,362,000 to $10,417,000 due to their favorable cost and flexibility in managing funding.  Long term debt increased $13,403,000 from the trust preferred issuance and decreased $550,000 on the final principal payment on a 5 year note.

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 2002, cash, deposits in banks, federal funds sold and securities available for sale totaled $51,940,000. External sources refer to the ability to attract new liabilities and capital. They include increasing savings and demand deposits, federal funds purchased, borrowings and the issuance of capital and debt securities. At September 30, 2002, borrowing lines of credit totaled $47,437,000. These credit facilities are being used regularly as a source of funds. At September 30, 2002, $3,500,000 was borrowed against these lines of credit in the form of federal funds purchased and term advances.

Management believes the Company's liquidity position at September 30, 2002, was adequate to meet its short term funding requirements.

Capital
Consolidated capital of FCFG increased $3,685,000 during the first nine months of 2002. The increase comes primarily from net income, which increased capital by $4,639,000. Capital also increased $707,000 from the exercising of stock options and $25,000 for the elimination of the debt related to the KSOP plan. Stock repurchases in the amount of $950,000, cash dividends paid of $659,000 and an after-tax decrease in the valuation of the securities portfolio of $77,000 were reductions to the capital total.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum leverage ratio (primary capital to total assets ratio). For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 2002, the Company's leverage ratio was 9.42%, compared to 8.91% at year-end 2001. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 2002, the Tier I capital ratio was 9.67%, and total capital was 10.91%. At December 31, 2001 the Tier I capital ratio was 9.34% and the total capital ratio was 10.52%.

Issuance of Trust Preferred Securities

On July 11, 2002, the Company completed an offering of trust preferred securities and received net proceeds of approximately $12,600,000. A significant portion of the trust preferred proceeds were used in October 2002 to fund the acquisition of Harbor Bank, N.A., which closed October 1, 2002. The remaining balance was added to the capital of First Community Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital, up to 25% of conventional Tier 1 capital.

Results of Operations

General
 Net income for the nine months ended September 30, 2002 was $4,639,000, compared to $3,331,000 for the same period in 2001. This represents a 39% increase over the prior year. Net income for the three months ended September 30, 2002 was $1,649,000, compared to $1,268,000 for the three months ended September 30, 2001. This represents a 30% increase in net income for the period.

Net interest income increased $1,817,000, an increase of 12% for the nine months ended September 30, 2002 over the same period for 2001. Net interest income increased $307,000, or 6%, for the three months ended September 30, 2002. The increase in the Company's net interest income is primarily the result of the reduction in interest rates, and corresponding reduction in cost of funds. The Company's small-loan product also had an impact on the growth in net interest income. This product's contribution to net interest income grew to $3,561,000 in the first nine months of 2002 from $2,711,000 in the first nine months of 2001, an $850,000 increase.

Interest income for the nine months ended September 30, 2002 decreased $1,540,000, or 7%, from the same period of the prior year. Increased volume of earning assets provided an additional $2,541,000 of interest income, which was more than offset by the $4,081,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the first nine months of 2002 were $20,879,000, or 7% higher than in the same period of 2001. The average rate earned on assets decreased 119 basis points from 10.13% in the first nine months of 2001 to 8.84% for the same period of 2002. The percentage of average loans to total average earning assets increased over the prior year and represents 92.6% of total average earning assets, up from 90.5% in 2001. Interest income for the three months ended September 30, 2002 was $641,000 lower than the same period in the previous year.

Total interest expense for the nine months ended September 30, 2002 decreased $3,357,000, or 41%, from the comparable period of the prior year. This reduction is in spite of the volume of interest bearing liabilities increasing by 7%. The decrease in the interest rates paid on deposits and borrowings, which declined 193 basis points, from 4.28% in the first nine months of 2001 to 2.35% in the first nine months of 2002, produced a reduction in interest expense of $3,680,000. Of this amount, $323,000 was offset by an increase in the volume of these liabilities, which rose from an average of $255,036,000 in 2001 to $273,590,000 in 2002. Total interest expense for the three months ended September 30, 2002 was $948,000 lower than the third quarter of 2001.

Net interest margin, defined as net interest income as a percentage of average earning assets, increased by 34 basis points to 6.84% from 6.50% in the first nine months of 2002 compared to the same period in 2001.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):
	Average Balance	2002 Interest Income (Expense)	Average Rates	Average Balance	2001 Interest Income (Expense)	Average Rates
Earning Assets:
Loans (Interest and Fees)	$298,027	$20,305	9.11%	$272,330	$21,533	10.57%
Federal funds sold	1,513	19	1.68%	2,661	104	5.23%
Investment securities	22,140	934	5.64%	25,810	1,161	6.01%

Total earning assets
and interest income	$321,680	$21,258	8.84%	$300,801	$22,798	10.13%

Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$130,489	$(1,235)	1.27%	$107,945	$(1,873)	2.32%
Time deposits	130,822	(3,196)	3.27%	140,212	(6,052)	5.77%

Total interest bearing deposits	$261,311	$(4,431)	2.27%	$248,157	$(7,925)	4.27%

Other borrowings	12,279	(381)	4.15%	6,879	(244)	4.74%
Total interest bearing liabilities
And interest expense	$273,590	$(4,812)	2.35%	$255,036	$(8,169)	4.28%

Net interest income		$16,446			$14,629

Net interest margin as a percent
Of average earning assets:			6.84%			6.50%

An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):
	2002 compared to 2001 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$2,732	$(3,960)	$(1,228)
Federal funds sold and deposits in banks	(33)	(52)	(85)
Investment securities	(158)	(69)	(227)
Total Interest income	2,541	(4,081)	(1,540)

Interest paid on:
Savings, NOW and MMA	516	(1,154)	(638)
Time deposits	(382)	(2,474)	(2,856)
Other borrowings	189	(52)	137
Total Interest expense	323	(3,680)	(3,357)

Net interest income	$2,218	$(401)	$1,817

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income increased by $1,296,000, or 30%, from the first nine months of 2001. Service charges, primarily due to the implementation of a new overdraft product in the third quarter of 2001, increased $591,000, or 36%, over the first nine months of 2001. Origination fees on mortgage loans sold continued their strong performance, increasing by $317,000, or 23% over the same period in 2001. Non-interest income for the three months ended September 30, 2002 increased $439,000, or 27% over the prior year.

Non-interest expenses for the first nine months of 2002 increased by $458,000, or 3%, over the first nine months of 2001. Compensation expense increased $86,000, or 1%. Occupancy expenses increased $23,000, or 1%. The other expenses increase of $349,000 included an additional $171,000 in expenses related to the operation of the small-loan program, including increased business and occupation taxes and correspondent bank fees, as well as $113,000 in expenses related to the implementation of a new overdraft product in the third quarter of 2001. Non-interest expenses for the third quarter of 2002 increased $3,000 over the third quarter of 2001. The ratio of non-interest expense to average assets decreased to 4.85% for the nine months ended September 30, 2002 from 4.98% in 2001. The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased to 2.84% for the nine months ended September 30, 2002 from 3.33% for the same period in 2001.

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

Selected comparative financial information for the small loan division, which are included in the overall financial results, as of and for the nine months ended September 30, 2002 are as follows (dollars in thousands):

Nine months ended September 30, 2002	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$12,435	$2,403	$14,838
Non-interest income	5,684	--	5,684
Non-interest expense	13,097	617	13,714
Income taxes	1,574	595	2,169
Net Income	$3,448	$1,191	$4,639
Total assets	$376,841	$17,529	$394,370
Total Loans	$295,505	$7,574	$303,079

Nine months ended September 30, 2001	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$11,921	$1,750	$13,671
Non-Interest income	4,388	- -	4,388
Non-Interest expense	12,819	437	13,256
Income taxes	1,025	447	1,472
Net Income	$2,465	$866	$3,331
Total assets	$348,366	$19,040	$367,406
Total Loans	$272,318	$7,135	$279,453

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

16

Management considers any asset or liability that matures, or is subject to re-pricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative. If positive, more assets re-price before liabilities. If negative, the reverse is true. Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. Currently the Banks' interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the re-pricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Interest Rate Gap Analysis September 30, 2002
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Loans	$130,387	$137,640	$35,052	$303,079
Securities:
Available for sale	3,273	18,035	4,249	25,557
Held to maturity	--	505	--	505
Interest bearing deposits with banks	72	--	--	72
Fed funds sold	3,000	--	--	3,000
Total Earnings Assets	$136,732	$156,180	$39,301	$332,213

Deposits
Savings, NOW and money market	$129,093	$--	$--	$129,093
Time deposits	116,332	16,695	--	133,027
Short-term borrowings	10,417	--	--	10,417
Long-term debt	--	1,000	13,403	14,403

Total Interest Bearing Liabilities	$255,842	$17,695	$13,403	$286,940

Net Interest Rate Sensitivity Gap	$(119,110)	$138,485	$25,898	$45,273

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

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the re-pricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change. According to this model and its assumptions, the change in net interest income over a 12 month period in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $105,000.

Item 4. Disclosure Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures in accordance with rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "evaluation date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)    Changes in Internal Controls

Since the evaluation date, there have been no changes to the Company's internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K
(a)	Exhibits
The following exhibit is filed herewith, and this list constitutes the exhibit index:
99.1 Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On August 5, 2002, the Company filed a report on Form 8-K to report the execution of a definitive agreement with Harbor Bank, N.A. pursuant to which Harbor Bank would merge with First Community Bank of Washington, the Company's wholly owned subsidiary bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 14, 2002

FIRST COMMUNITY FINANCIAL GROUP, INC.
(Registrant)

By: /s/ Ken F. Parsons, Sr.
      Ken F. Parsons, Sr.
      President, Chief Executive Officer

By:/s/ James F. Arneson
      James F. Arneson
      Executive Vice President,
      Chief Financial Officer
      (Principal Accounting Officer)

CERTIFICATION UNDER SECTION 302
OF SARBANES-OXLEY ACT OF 2002

I, Ken F. Parsons, Sr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Community Financial Group, Inc. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date November 14, 2002	/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. President, Chief Executive Officer

CERTIFICATION UNDER SECTION 302
OF SARBANES-OXLEY ACT OF 2002

I, James F. Arneson certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Community Financial Group, Inc. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date November 14, 2002	/s/ James F. Arneson James F. Arneson Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

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

November 14, 2002