Form 10-Q/A
period 2002-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2003-03-20
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Issuer’s telephone number: 360) 459-1100

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

First Community Financial Group, Inc.

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31 2002	December 31 2001

Assets
Cash and due from banks	$29,598	$21,383
Interest bearing deposits in banks	63	74
Securities available for sale	19,425	18,104
Securities held to maturity	505	506
FHLB Stock	2,016	1,985
Loans held for sale	4,871	6,196

Loans	287,631	288,701
Allowance for credit losses	4,396	4,088
Net loans	283,235	284,613

Premises and equipment	10,166	10,382
Foreclosed real estate	5,111	4,387
Accrued interest receivable	1,530	1,471
Cash value of life insurance	8,450	8,453
Intangible assets	6,268	6,268
Other assets	913	801

Total assets	$372,151	$364,623

Liabilities
Deposits:
Demand	$53,162	$55,013
Savings and interest bearing demand	133,708	123,093
Time deposits	123,451	135,624
Total deposits	310,321	313,730

Federal funds purchased	9,200	1,400
Short term borrowing	8,142	5,655
Long term debt	550	575
Accrued interest payable	248	364
Other liabilities	3,957	4,104
Total liabilities	332,418	325,828

Stockholders’ Equity
Common stock, par value $2.50 per share; 10,000,000 shares authorized, 2,188,497 shares issued in 2002, and 2,186,681 shares issued in 2001	5,471	5,467
Additional paid-in capital	23,142	23,129
Retained earnings	11,072	9,912
Accumulated other comprehensive income	48	312
Unearned KSOP shares	0	(25)
Total stockholders’ equity	39,733	38,795

Total liabilities and stockholders’ equity	$372,151	$364,623

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended March 31
	2002	2001

Interest income
Loans	$6,629	$6,702
Federal funds sold and deposits in banks	2	56
Investments	305	408
Total interest income	6,936	7,166
Interest Expense
Deposits	1,645	2,777
Other	71	57
Total interest expense	1,716	2,834
Net interest income	5,220	4,332
Provision for credit losses	621	145
Net interest income after provision for credit losses	4,599	4,187
Non-interest income
Service charges on deposit accounts	723	458
Origination fees on mortgage loans sold	557	426
Other operating income	536	607
Total non-interest income	1,816	1,491
Non-interest expense
Salaries and employee benefits	2,265	2,199
Occupancy and equipment	642	567
Other expense	1,502	1,353
Total non-interest expense	4,409	4,119
Operating income before income taxes	2,006	1,559
Income Taxes	627	488

Net income	$1,379	$1,071

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	(264)	490

Comprehensive Income	$1,115	$1,561

Earnings Per Share Data
Basic earnings per share	$.63	$.49
Diluted earnings per share	$.62	$.48

Dividends declared per share	$.10	$.10

Weighted average number of common shares outstanding	2,187,093	2,175,130

Weighted average number of common shares outstanding, Including dilutive stock options	2,239,701	2,218,499

Return on average assets	1.50%	1.29%

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2001 and 2002
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned KSOP Shares	Total

Balance, December 31, 2000	$5,460	$23,099	$6,349	$(332)	$(203)	$34,373

Net income	—	—	1,071	—	—	1,071

Stock options exercised	7	20	—	—	—	27

Cash dividend ($0.10 per share)	—	—	(219)	—	—	(219)

Other comprehensive income	—	—	—	490	—	490

Net decrease in unearned KSOP shares	—	—	—	—	45	45

Balance, March 31, 2001	$5,467	$23,119	$7,201	$158	$(158)	$35,787

Balance, December 31, 2001	$5,467	$23,129	$9,912	$312	$(25)	$38,795

Net income	—	—	1,379	—	—	1,379

Stock options exercised	4	13	—	—	—	17

Cash dividend ($0.10 per share)	—	—	(219)	—	—	(219)

Other comprehensive loss	—	—	—	(264)	—	(264)

Net decrease in unearned KSOP shares	—	—	—	—	25	25

Balance, March 31, 2002	$5,471	$23,142	$11,072	$48	$0	$39,733

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31
	2002	2001

Cash Flows from Operating Activities
Net Income	$1,379	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	621	145
Depreciation and amortization	302	266
Amortization of other intangible assets	0	103
Other - net	(1,060)	1,472
Originations of loans held for sale	(22,667)	(18,157)
Proceeds from sales of loans held for sale	23,992	15,782
Net cash provided by operating activities	2,567	682

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	11	(5)
Net increase in Federal funds sold	0	(12,860)
Proceeds from maturities and prepayments of available-for-sale securities	739	1004
Purchase of securities available for sale	(2,424)	0
Net (increase) decrease in loans	757	(5,289)
Additions to premises and equipment	(86)	(502)
Net cash used by investing activities	(1,003)	(17,652)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(3,409)	33,124
Net increase (decrease) in short-term borrowings	10,287	(13,352)
Sale of common stock	17	27
Repayment of long-term borrowings	(25)	(45)
Payment of cash dividends	(219)	(219)
Net cash provided by financing activities	6,651	19,535

Net change in cash and due from banks	8,215	2,565

Cash and Due from Banks:
Beginning of period	21,383	12,640

End of period	$29,598	$15,205

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,832	$2,790
Taxes	200	0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Decrease in unearned KSOP shares	(25)	(45)
Fair value adjustment of securities available for sale, net	(264)	490

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

	Three Months Ended March 31,
	2002	2001
Basic EPS computation Numerator - Net Income	$1,379,000	$1,071,000

Denominator - Weighted Average common shares outstanding	2,187,093	2,175,130

Basic EPS	$.63	$.49

Diluted EPS computation Numerator - Net Income	$1,379,000	$1,071,000

Denominator - Weighted average common shares outstanding	2,187,093	2,175,130

Effect of dilutive stock options	49,914	43,369

Weighted average common shares and common stock equivalents	2,237,007	2,218,499

Diluted EPS	$.62	$.48

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

Financial Condition

Overview

The Company’s consolidated total assets at March 31, 2002 of $372,151,000 represents a 2.1% increase over December 31, 2001 assets of $364,623,000.  The growth in assets was primarily in cash in banks, which is used to satisfy regulatory requirements as well as provide the operational funding of the Company’s small loan program.  Loan balances, net of allowance for credit losses, decreased $2,703,000, or 1.0%, in the first quarter to $288,106,000 from $290,809,000 at December 31, 2001.  The composition of the loan portfolio at March, 2002 and December 31, 2001 follows (dollars in thousands):

	March 31, 2002	December 31, 2001
Commercial	$40,854	$40,870
Real Estate
Mortgage	179,476	185,012
Construction	54,798	50,798
Consumer	7,380	4,732
Small Loans	5,123	7,289
	$287,631	$288,701

The total of non-performing loans (non-accrual and loans over 90 days past due) has increased since December 31, 2001, as shown in the following table of non-performing assets (dollars in thousands):

	March 31 2002	December 31 2001

Non-accrual loans	$1,052	$1,830
Accruing loans past due 90 days or more	439	284
Foreclosed real estate	5,111	4,387
Other assets	2	7
	$6,604	$6,508

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

The allowance for credit losses increased $308,000 in the first quarter of 2002.  The ratio of allowance for credit losses to total loans increased during the first quarter of 2002 to 1.53% from 1.42% at December 31, 2001.  The dollar value change in the allowance consisted of $621,000 of provision less $313,000 in net charge-offs of loans.  Charge-offs were concentrated in the Company’s small loan portfolio.  The allowance for credit losses increased even though the loan quality improved as a ratio of non-performing loans to total loans.  This is not the result of any identified problem with the loan portfolio, rather it is a general allowance to the economic conditions the continue to persist in the national economy.  While there are signs of increasing economic recovery, it has been slow and relatively inconsistent.  The Company considers the level of allowance to be at the upper range for the current level of loan portfolio quality.

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

Capital

Consolidated capital of FCFG increased $938,000 during the first quarter of 2002.  The net income for the first quarter and its corresponding increase to retained earnings was the primary component of this increase.  Capital decreases were the result of the quarterly cash dividend paid to shareholders in the amount of $219,000 and a reduction in the market value of securities available for sale of  $264,000 on an after-tax basis.

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

Results of Operations

General

Net income for the three months ended March 31, 2002  was $1,379,000, compared to $1,071,000 for the three months ended March 31, 2001.

Net interest income increased $888,000, an increase of 20.5% for the three months ended March 31, 2002 over the same period for 2001.  The increase in the Company’s net interest income is primarily the result of the reduction in interest rates, and corresponding reduction in cost of funds.  The Company’s small loan product also had a significant impact on the growth in net interest income for the quarter.  This product’s contribution to net interest income grew to $1,156,000 in the first quarter of 2002 from $649,000 in the first quarter of 2001, a $507,000 increase.

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

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

	2002			2001
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$293,042	$6,629	9.17%	$260,913	$6,702	10.42%
Federal funds sold	224	1	1.81%	4,946	56	4.59%
Investment securities	20,992	306	5.91%	27,038	408	6.12%
Total earning assets and interest income	$314,2588973	$6,936	8.95%	$292,8973225	$7,166	9.92%

Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$129,040	$(411)	1.29%	$99,113	$(570)	2.33%
Time deposits	130,535	(1,234)	3.83%	143,157	(2,207)	6.25%
Total interest bearing deposits	$259,575	$(1,645)	2.57%	$242,270006	$(2,777)	4.65%
Other borrowings	13,428	(71)	2.14%	3,414	(57)	6.77%
Total interest bearing liabilities and interest expense	$273,00368	$(1,716)	2.55%	$245,68460	$(2,834)	4.68%

Net interest income		$5,220			$4,332
Net interest margin as a percent percentage of average earning assets:			6.74%			6.00%

An analysis of the change in net interest income is as follows for the three months ended March 30 (dollars in thousands):

	2002 compared to 2001 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$3,257	$(3,330)	$(73)
Federal funds sold and deposits in banks	(34)	(21)	(55)
Investment securities	(89)	(13)	(102)
Total interest income	3,134	(3,364)	(230)

Interest paid on:
Savings, NOW and MMA	768	(927)	(159)
Time deposits	(181)	(792)	(973)
Other borrowings	268	(254)	14
Total Interest expense	855	(1,973)	1,118

Net interest income	$2,279	$(1,391)	$888

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

Non-interest expenses for the first quarter of 2002 increased by $290,000, or 7.0% over the first quarter of 2001.  Salaries and employee benefits increased by $66,000, or 3.0%.  Occupancy, reflecting the operation of the additional branches not in operation for the same period in 2001, increased $75,000, or 13.2%.  Other expense increased by $149,000, or 11.0% from the prior year, primarily due to increased operational costs associated with the new branches and expansion of the small loan program since the first quarter of 2001.  Additional business and operational taxes, both related to increased volume in the small loan program as well as increased revenues from banking operations, increased $60,000 and correspondent bank fees increased $50,000.

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

FIRST COMMUNITY FINANCIAL GROUP, INC.

(Registrant)

Date: March 19, 2003	By:	/s/ Ken F. Parsons
Ken F. Parsons
President, Chief Executive Officer