Form 10-Q/A
period 2002-06-30
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2003-03-20
CIK 892449

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

☐ Yes  ☒ NO

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at June 30, 2002
Common Stock, no stated value	2,186,584

First Community Financial Group, Inc.

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)

	June 30 2002	December 31 2001
Assets
Cash and due from banks	$24,989	$21,383
Interest bearing deposits in banks	72	74
Federal funds	900	0
Securities available for sale	17,589	18,104
Securities held to maturity	505	506
Federal Home Loan Bank stock	2,044	1,985
Loans held for sale	4,475	6,196

Loans	292,988	288,701
Allowance for credit losses	4,480	4,088
Net Loans	288,508	284,613

Premises and equipment	10,025	10,382
Foreclosed real estate	4,789	4,387
Accrued interest received	1,528	1,471
Cash value of life insurance	8,554	8,453
Intangible assets	6,268	6,268
Other assets	1,196	801

Total assets	$371,442	$364,623

Liabilities
Deposits:
Non-interest bearing	$54,786	$55,013
Savings and interest bearing demand	129,287	123,093
Time deposits	132,282	135,624
Total deposits	316,355	313,730

Federal funds purchased	2,250	1,400
Short term borrowing	6,429	5,655
Long term debt	1,550	575
Accrued interest payable	243	364
Other liabilities	3,863	4,104
Total Liabilities	330,690	325,828

Stockholders’ Equity
Common stock, no stated value per share; 10,000,000 shares authorized, 2,186,584 shares issued in 2002, and 2,186,681 shares issued in 2001	28,264	28,596
Retained earnings	12,528	9,912
Accumulated other comprehensive income (loss)	(40)	312
Debt related to KSOP	0	(25)
Total stockholders’ equity	40,752	38,795

Total liabilities and stockholders’ equity	$371,442	$364,623

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Interest income
Loans	$6,689	7,222	$13,318	13,924
Federal funds sold and deposits in banks	2	42	4	98
Investments	304	400	609	808
Total interest income	6,995	7,664	13,931	14,830
Interest Expense
Deposits	1,383	2,648	3,028	5,425
Other	81	107	152	164
Total interest expense	1,464	2,755	3,180	5,589
Net interest income	5,531	4,909	10,751	9,241
Provision for credit losses	364	300	985	445
Net interest income after provision For credit losses	5,167	4,609	9,766	8,796
Non-interest income
Service charges on deposit accounts	749	482	1,472	940
Origination fees on mortgage loans sold	496	475	1,053	901
Other income	583	339	1,119	946
Total non-interest income	1,828	1,296	3,644	2,787
Non-interest expense
Salaries and employee benefits	2,370	2,368	4,635	4,567
Occupancy and equipment	585	639	1,227	1,206
Other expense	1,586	1,469	3,088	2,822
Total non-interest expense	4,541	4,476	8,950	8,595
Operating income before income taxes	2,454	1,429	4,460	2,988
Income Taxes	777	437	1,404	925

Net income	$1,677	992	$3,056	2,063
Operating comprehensive income, net of tax
Unrealized holding gains (losses) on securities arising during the period	(88)	(51)	(352)	439

Comprehensive income	$1,589	941	$2,704	2,502

Earnings per share data
Basic earnings per share	$0.77	0.46	$1.40	0.95
Diluted earnings per share	$0.76	0.44	$1.38	0.92

Weighted average number of common shares	2,187,728	2,178,210	2,187,412	2,177,337
Weighted average number of common shares - including dilutive stock options	2,218,204	2,229,658	2,217,043	2,234,401
Return on average assets	1.80%	1.14%	1.65%	1.22%

Dividends per share	$0.10	0.10	$0.20	0.20

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2001 and 2002

(Dollars in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Debt Related To KSOP	Total

Balance, December 31, 2000	$28,559	$6,349	$(332)	$(203)	$34,373

Net Income	—	2,063	—	—	2,063

Stock options exercised	27	—	—	—	27

Cash dividend ($0.20 per share)	—	(437)	—	—	(437)

Other comprehensive income	—	—	439	—	439

Net decrease in debt related To KSOP	—	—	—	89	89

Balance, June 30, 2001	$28,586	$7,975	$107	$(114)	$36,554

Balance, December 31, 2001	$28,596	$9,912	$312	$(25)	$38,795

Net income	—	3,056	—	—	3,056

Stock options exercised	618	—	—	—	618

Cash dividend ($0.20 per share)	—	(440)	—	—	(440)

Stock repurchased	(950)	—	—	—	(950)

Other comprehensive income	—	—	(352)	—	(352)

Net decrease in debt related To KSOP	—	—	—	25	25

Balance, June 30, 2002	$28,264	$12,528	$(40)	$0	$40,752

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net Income	$3,056	$2,063
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Provision for credit losses	985	445
Depreciation and amortization	583	540
Amortization of intangible assets	0	205
Increase in cash value of life insurance	(101)	(2)
Other – net	(739)	1,221
Originations of loans held for sale	(41,701)	(41,241)
Proceeds from sales of loans held for sale	43,422	38,658
Net cash provided by operating activities	5,505	1,889

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	2	18
Net increase in Federal funds sold	(900)	0
Proceeds from maturities of available-for-sale securities	2,479	2,805
Purchase of securities available for sale	(2,424)	0
Net increase in loans	(5,607)	(17,212)
Proceeds from sale of other real estate	325	164
Additions to premises and equipment	(226)	(997)
Purchase of life insurance	0	(5,008)
Net cash used by investing activities	(6,351)	(20,230)

Cash Flows from Financing Activities
Net increase in deposits	2,625	32,273
Net increase (decrease) in short-term borrowings	1,624	(6,133)
Sale of common stock	618	27
Repurchase of common stock	(950)	0
Increase in long term borrowings	1,000	0
Repayment of long-term borrowings	(25)	(89)
Payment of dividends	(440)	(437)
Net cash provided by financing activities	4,452	25,641

Net change in cash and due from banks	3,606	7,300

Cash and Due from Banks:
Beginning of period	21,383	12,640

End of period	$24,989	$19,940

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,301	$5,661
Taxes	1,415	865

Supplemental Disclosures of Non-Cash Investing Activities:
Other real estate acquired in settlement of loans	$727	$56
Fair value adjustment of securities available for sale, net	(352)	439
Decrease in guarantee of KSOP obligation	(25)	(89)

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including notes thereto, include in the Company’s 2001 Annual Report to Shareholders.  Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Basic EPS computation	$1,677,000	$992,000	$3,056,000	$2,063,000
Numerator – Net Income

Denominator – Weighted Average common shares outstanding	2,187,728	2,178,210	2,187,412	2,177,337

Basic EPS	$.77	$.46	$1.40	$.95

Diluted EPS computation	$1,677,000	$992,000	$3,056,000	$2,063,000
Numerator – Net Income

Denominator – Weighted Average common shares outstanding	2,187,728	2,178,210	2,187,412	2,177,337

Effect of dilutive stock options	30,476	51,448	29,631	57,064

Weighted average common shares and common stock equivalents	2,218,204	2,229,658	2,217,043	2,234,401

Diluted EPS	$.76	$.44	$1.38	$.92

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

4.             Subsequent Events

Acquisition of Harbor Bank, N.A.

On August 5, 2002 the Company announced the signing of a definitive agreement pursuant to which Harbor Bank, N.A. would merge with First Community Bank.  Upon completion of the transaction, Harbor Bank shareholders, with a total of 643,000 shares of common stock outstanding, would receive $10.75 per share in cash for each share of Harbor Bank common stock.  The per-share consideration may be reduced if Harbor Bank’s Tier 1 capital plus reserve for possible loan and lease losses is less than $4,750,000 at the time of closing. The reduction in the per-share consideration would be calculated by dividing the amount by which Harbor Bank’s Tier 1 capital plus loan loss reserve is below $4,750,000 by the total number of shares of Harbor Bank common stock outstanding at closing.  Each outstanding option to purchase Harbor Bank common stock will be converted into the right to receive, for each share covered by such option, cash in the amount the per-share consideration exceeds the exercise price of the option.  The Company expects to pay aggregate consideration of approximately $7.0 million.

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

Financial Condition

Overview

The Company’s consolidated total assets at June 30, 2002 of $371,442,000 represents a 1.9% increase over December 31, 2001 assets of $364,623,000.  The growth in assets was a combination of a $3,895,000 increase in net portfolio loans and cash in banks, which is used to satisfy regulatory requirements as well as provide the operational funding of the Company’s small-loan program.  The composition of the loan portfolio at June 30, 2002 and December 31, 2001 follows (dollars in thousands):

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

The allowance for credit losses increased $392,000 in the first half of 2002.  The ratio of allowance for credit losses to total loans increased during the first half of 2002 to 1.53% from 1.42% at December 31, 2001.  The dollar value change in the allowance consisted of $985,000 of provision less $593,000 in net charge-offs of loans.  Charge-offs were concentrated in the Company’s small-loan portfolio.  Management increased the allowance for credit losses during the six months ended June 30, 2002 in recognition of the increase in non-performing loans as shown in the table above, the increase in loans internally classified in the Bank’s loan classification system, and the continued softness of the economy in the Bank’s primary market area.  The allowance at June 30, 2002 is slightly higher than the mid-point of loss exposure identified in the Bank’s loan loss adequacy analysis model.

Investment securities decreased by $516,000, or 2.8% during the first half of 2002 to a total of $18,094,000.    Additional securities were purchased during the first quarter primarily as a source of collateral for the Company’s operations.

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

Management believes the Bank’s liquidity position at June 30, 2002, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of FCFG increased $1,957,000 during the first half of 2002.  The increase comes primarily from net income, which increased capital by $3,056,000.  Capital also increased $618,000 from the exercising of stock options $25,000 for the elimination of the debt related to the KSOP plan.  Stock repurchases in the amount of $950,000, dividends paid of $440,000 and an after-tax decrease in the valuation of the securities portfolio of $352,000 were reductions to the capital total.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum leverage ratio (primary capital to total assets ratio).  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At June 30, 2002, the Company’s leverage ratio was 9.37%, compared to 8.91% at year-end 2001.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders’ equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At June 30, 2002, the Tier I capital ratio was 9.87%, and total capital was 11.12%.  At December 31, 2001 the Tier I capital ratio was 9.34% and the total capital ratio was 10.52%.

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

Results of Operations

General

Net income for the six months ended June 30, 2002 was $3,056,000, compared to $2,063,000 for the same period in 2001.  This represents a 48% increase over the prior year.   Net income for the three months ended June 30, 2002 was $1,677,000, compared to $992,000 for the three months ended June 30, 2001.  This represents a 69% increase in net income for the period.

Net interest income increased $1,510,000, an increase of 16% for the six months ended June 30, 2002 over the same period for 2001.  Net interest income increased $622,000, or 13%, for the three months ended June 30, 2002.  The increase in the Company’s net interest income is primarily the result of the reduction in interest rates, and corresponding reduction in cost of funds.  The Company’s small-loan product also had an impact on the growth in net interest income.    This product’s contribution to net interest income grew to $2,257,000 in the first half of 2002 from $1,548,000 in the first half of 2001, a $709,000 increase.

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

Non-interest expenses for the first half of 2002 increased by $355,000, or 4%, over the first half of 2001.  Compensation expense increased $68,000, or 1%.  Occupancy expenses increased $21,000, or 2%.  The other expenses increase of $366,000 included an additional $103,000 in expenses related to the operation of the small-loan program, including increased business and occupation taxes and correspondent bank fees, as well as $86,000 in expenses related to the implementation of a new overdraft product in the third quarter of 2001.  Non-interest expenses for the second quarter of 2002 increased $65,000, or 1%, over the second quarter of 2001.  The ratio of non-interest expense to average assets decreased to 4.82% for the six months ended June 30, 2002 from 5.07% in 2001.  The ratio of net overhead (non-interest expense minus non-interest income) divided by average total assets decreased to 1.44% for the six months ended June 30, 2002 from 3.42% for the same period in 2001.

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

Selected comparative financial information for the small loan division, which are included in the overall financial results, as of and for the six months ended June 30, 2002 are as follows (dollars in thousands):

	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$8,194	$1,572	$9,766

Non-interest income	3,644	—	3,644

Non-interest expense	8,554	396	8,950

Income taxes	1,014	390	1,404

Net Income	$2,270	$786	$3,056

Total assets	$351,384	$20,058	$371,442

Total Loans	$286,199	$6,789	$292,988

Six Months ended June 30, 2001	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$7,693	$1,103	$8,796

Non-Interest income	2,787	—	2,787

Non-Interest expense	8,337	258	8,595

Income taxes	638	287	925

Net Income	$1,505	558	2,063

Total assets	$338,865	$13,435	$352,300

Total Loans	$265,489	$6,461	$271,950

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

Interest Rate Gap Analysis
June 30, 2002

(dollars in thousands)	Within One Year	After One But Within Five Year	After Five Years	Total
Loans	$121,846	$132,373	$38,769	$292,988
Securities:
Available for sale	3,314	7,010	7,265	17,589
Held to maturity	—	505	—	505
Interest bearing deposits with banks	72	—	—	72
Fed funds sold	900	—	—	900
Total Earnings Assets	$126,132	$139,888	$46,034	$312,054

Deposits
Savings, NOW and money market	$129,287	—	$—	$129,287
Time deposits	121,406	$10,876	—	132,282
Short-term borrowings	8,679	—	—	8,679
Long-term debt	550	1,000	—	1,550

Total Interest Bearing Liabilities	$259,922	$11,876	—	$271,798

Net Interest Rate Sensitivity Gap	$(133,790)	$128,012	$46,034	$40,256

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

PART II – OTHER INFORMATION

Item 4     Submission of Matters to Vote of Security Holders

On May 5, 2002, the Company held it’s 2002 Annual Shareholder’s Meeting

Five members of the Company’s Board of Director’s were elected with at least 1,700,273 votes being cast for.  The voting details are as follows:

Lowell (Sonny) Bridges	1,723,564	FOR	10,444	WITHHELD
Linda Buckner	1,719,584	FOR	14,424	WITHHELD
E. Paul DeTray	1,700,273	FOR	33,735	WITHHELD
Jewell Manspeaker	1,709,849	FOR	24,159	WITHHELD
Lawrence (Larry) Schorno	1,712,011	FOR	21,997	WITHHELD

The term for these Directors will expire in 2005

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

Date March 19, 2003	FIRST COMMUNITY FINANCIAL GROUP, INC.
(Registrant)

	By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer