Form 10-K
period 2002-12-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2003-03-24
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

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

Registrant’s telephone number, including area code (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

Yes ☐                    No ☒

There is no active trading market for the Registrant’s voting common equity.  The Registrant’s voting common stock is not listed on any exchange or quoted on Nasdaq.  The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2002 (the last business day of the most recent second quarter),was $41,488,757 (based on the last sale of $11.50 per share on June 28, 2002).

The number of shares of no par value Common Stock outstanding as of March 19, 2003, was 4,387,248.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “Proxy Statement”) for use in connection with the Annual Meeting of Shareholders to be held on May 22, 2003, are incorporated by reference into Part III of this Annual Report on

Form 10-K.

First Community Financial Group, Inc.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
• General
• Competition
• Employees
• Supervision and Regulation

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
• Forward-Looking Information
• Critical Accounting Policies and Estimates
• Performance Overview
• Results of Operations
• Liquidity and Financial Condition
• Capital Resources

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
• Reports of Independent Auditors
• Financial Statements
• Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14	CONTROLS AND PROCEDURES

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
• Signatures and Certifications
• Exhibit Index

PART I

ITEM 1 - BUSINESS

General

First Community Financial Group, Inc. (“FCFG” or “the Company”) was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company.  The Company’s name was changed to First Community Financial Group, Inc. in July 1992.  In 1984, pursuant to a plan of reorganization, FCFG acquired all of the stock of First Community Bank of Washington (“FCB” or “Bank”), a state banking corporation chartered under the laws of the State of Washington in 1979.  The principal offices of FCFG and FCB are located in Lacey, Washington.   References to “we”, “us”, or “our” refers to FCFG.

The Company expanded solely through internal growth until 1993 when it began a series of acquisitions to more rapidly expand its market area and to achieve greater economies of scale.

Acquisition	Year Completed

Citizens First Bank	1993
Northwest Community Bank	1995
Prairie Security Bank	1997
Wells Fargo Bank - Four Branches	1997
Harbor Bank, N.A.	2002

On October 1, 2002, the Company completed the acquisition of Harbor Bank, National Association (“Harbor Bank”) pursuant to an Agreement and Plan of Merger under the terms of which Harbor Bank merged with and into the Bank.  Harbor Bank shareholders received $10.75 in cash for each share of Harbor Bank common stock outstanding as of the effective date of the merger.  The total estimated value of the acquisition was approximately $7 million.  The acquisition was financed out of existing capital, including the proceeds of a $13 million offering of trust preferred securities completed in July 2002.  For additional information, see “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations – Liquidity and Financial Condition.”

In February 1999, a mortgage lending office was opened in Puyallup, which was expanded to a full service branch later that year.  In March 2000, a branch office was opened in the Hawks Prairie area of Lacey, and in January 2001, a branch office was opened on the west side of Olympia to serve two rapidly growing areas of Thurston County.   Also in early 2001, offices were opened in downtown Tacoma and in the South Hill area of Puyallup.  In October 2002, two branches in Gig Harbor were acquired in the purchase of Harbor Bank, NA.

The Bank engages in general banking business through twenty-one offices in Thurston, Grays Harbor, Lewis and Pierce Counties.  A primary focus of the Bank is on business and commercial real estate lending and is a market leader in Thurston County.  The Bank provides a full range of banking services including savings accounts, checking accounts, installment, mortgage and commercial lending, safety deposit facilities, time deposits, and other consumer and business-related financial services including the sale of non-deposit investment products.

FCB Financial Services, a wholly owned subsidiary of the Bank provides a broad range of investment services including retirement and estate planning, annuities, stocks, bonds, mutual funds and profit sharing plans.

In November 2000 and April 2001, the Bank entered into Marketing and Servicing Agreements with Advance America.  Advance America is a Delaware company formed in 1997 and is comprised of a group of “parent-subsidiary” companies whose function is to develop, own, acquire and manage cash advance centers throughout the United States.  Under these agreements, the Bank offers short-term consumer loans (commonly known as “payday loans”) to customers in the states of Alabama and Arkansas.  Payday loans are small dollar ($500 or less), short-term unsecured loans that borrowers promise to repay out of their next paycheck.  The Bank charges a fixed dollar fee, rather than simple interest.  In a typical payday loan transaction, the borrower provides the Bank with a post-dated check for the loan amount plus the fee.  The Bank agrees to defer deposit of the check until the check date, usually two weeks or less.  Advance America acts as the Bank’s agent in marketing and collecting these loans.  The agreements have terms of three years, and may be terminated without cause upon six months notice.  The agreements are immediately terminable if any bank regulatory agency with jurisdiction over the Bank or the Company determines that the Bank’s performance of the agreements is unlawful or an unsafe or unsound practice.  Financial highlights on this segment of the Company is found in Note 20-Business Segment Information, in the Company’s consolidated financial statements.  The federal bank regulators’ perspective on payday lending is generally described below in the section titled, “Business - Supervision and Regulation-Safety and Soundness Standards.”

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits.  The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions.  Banking in Washington is significantly affected by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington.  These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank.  The Bank has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers, to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of the Bank’s target customers.  Over the past few years, numerous “community” banks have been formed or moved into the Bank’s market areas and have developed a similar focus. This growing number of similar banks and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition.

The adoption of the Gramm-Leach-Bliley Act of 1999 in November 1999 has led to further intensification of competition in the banking industry.  The Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. This has led to increased competition in both the market for providing financial services and in the market for acquisitions in which the Bank also participates.  For additional information, see “Business – Supervision and Regulation – Financial Services Modernization.”

In general, the financial services industry has experienced widespread consolidation over the last decade.  It is anticipated that consolidation among financial institutions in the Company’s market area will continue, although at a slower pace. Other financial institutions, many with substantially greater resources, compete in the acquisition market against the Bank. Some of these institutions, have greater access to capital markets, larger cash reserves and a more liquid currency.  Additionally, the rapid adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside the Bank’s market area.  Although the Bank has been able to compete effectively in the financial services markets to date, there can be no assurance that it will be able to continue to do so in the future.

As noted above, the Bank’s small loan division offers short-term consumer loans in Arkansas and Alabama pursuant to agreements with Advance America.  The Bank believes that the principal competitive factors in the check-cashing industry are location, customer service, fees, convenience, and range of services offered.  The Bank faces intense competition and believes that the short-term consumer loan market is becoming more competitive as the industry matures and consolidates. Some of the Bank’s competitors have larger and more established customer bases and substantially greater financial, marketing, and other resources.  There is no assurance that the Bank’s small loan division will be able to compete successfully with its competitors.

Employees

FCFG and its subsidiaries employed a total of 242 employees, consisting of 200 full time and 42 part time employees at December 31, 2002.  A number of benefit programs are available to eligible employees, including group medicals plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan, deferred compensation plans, and stock incentive plan.  Such employees are not represented by a union organization or other collective bargaining group, and management considers  relations with employees to be very good.

SUPERVISION AND REGULATION

General

The Bank is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the Bank’s business and prospects.  The Bank’s operations may also be affected by changes in the policies of banking and other government regulators.  The nature or extent of the possible future effects on business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations cannot accurately be predicted.

Significant Changes In Banking Laws And Regulations

Sarbanes-Oxley Act of 2002.  On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud.  The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.  To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, the Company is subject to the requirements of the Act and are in the process of complying with, and establishing procedures for, compliance with the Act and related rules and regulations issued by the SEC.  At the present time, and subject to the final rules and regulations the SEC may adopt, the Company anticipates that it will incur additional expense as a result of the Act, but it is not expected that such compliance will have a material impact on business.

Federal Bank Holding Company Regulation

General.  The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information with the Federal Reserve.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Holding Company Control of Nonbanks.  With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates.  Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tie-in Arrangements.  The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by the Company or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

Lending Limits.  Washington state banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of the bank’s capital and surplus.

Community Reinvestment.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Regulation of Management.  Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency.  Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.  Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits.  Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Recently the Office of the Comptroller of the Currency (the “OCC”), the primary federal regulator of national banks, and the Office of Thrift Supervision (the “OTS”), the primary regulator of federal savings banks, have increased their scrutiny of banks involved in payday lending.  Published regulatory guidance indicates that regulators are concerned about certain potential risks to banks.  Those risks include strategic, reputation, compliance, transaction and credit risks.  Management is expected to measure, monitor and establish controls to manage these risks and to avoid taking risks that threaten the safety and soundness of the bank.  The OCC and OTS will enforce these expectations through the examination process and have the power to order banks under their jurisdiction to discontinue their participation in payday lending.  The OCC has recently ordered two national banks to discontinue their payday lending operations.

In January of 2003, the FDIC issued draft guidelines for state chartered nonmember banks involved in payday lending.  The draft guidelines, if adopted in their current form, would prescribe safety and soundness and compliance considerations for FDIC-supervised banks engaged in payday lending.  The draft guidelines assume that payday lending involves a higher level of risk than typical subprime lending.  The guidelines suggest, among other things, that banks engaged in payday lending may be required to hold additional capital against payday loans on a dollar-for-dollar basis.  The guidelines further suggest that payday loan portfolios should, on a blanket basis, be classified “substandard.”  The guidelines also contain additional provisions relating to a bank’s allowance for loan and lease losses, recovery and charge off practices, third-party relationships, and numerous compliance issues considered by the FDIC to be significant to payday lending activities.  The comment period for the draft guidelines closed on March 14, 2003.

Management believes that the Bank has taken appropriate steps to manage and control the risks of its payday lending activities consistent with currently applicable regulatory guidance.  Management is also evaluating the potential effects of the FDIC’s draft guidelines on its payday lending activities, should the guidelines be adopted in their current form.  However, there can be no assurance that the final guidelines, once adopted, will allow the Bank to continue its payday lending activities in the same manner and to the same extent as it does currently.  Also, there can be no assurance that the Bank’s regulators would not seek to restrict or terminate the Bank’s participation in payday lending.

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

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

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

Capital Adequacy

Regulatory Capital Guidelines.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital.  Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits.  Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt.  The sum of Tier I capital and Tier II capital represents an institution’s total capital.  The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios.  The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-

weighted assets.  The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk.  An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively.  The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio.  The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.”  Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

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

The Company does not believe that the act will negatively affect operations in the short term.  However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation.  This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than currently offered, and these companies may be able to aggressively compete in the markets the Company currently serves.

Anti-terrorism Legislation

USA Patriot Act of 2001.  On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001.  Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks;  (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports.  The Act also increases governmental powers to investigate terrorism, including expanded government access to account records.  The Department of the Treasury is empowered to administer and make rules to implement the Act.  While the Bank believes the USA Patriot Act may, to some degree, affect recordkeeping and reporting expenses, it does not believe that the Act will have a material adverse effect on business and operations.

Effects Of Government Monetary Policy

The Bank’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact cannot be predicted with certainty.

ITEM 2 - PROPERTIES

The Bank owns the property and buildings on which the Aberdeen, Elma, Hoquiam, Lacey, Yelm, Fircrest, downtown Tacoma , Winlock, Toledo, Montesano, Centralia, and downtown Olympia branches are situated. The Bank also owns the Gig Harbor Loan Center building as part of its Pioneer Location.  The Tumwater, Eatonville and Meridian Road branches are operated in buildings owned by FCB that are situated on leased property. The Hawks Prairie, Panorama City, West Olympia,  Puyallup Canyon Road, Gig Harbor Pioneer, and Gig Harbor Pt. Fosdick branches are operated in leased space.  The aggregate monthly rental on all properties leased by the Bank is approximately $45,000.

The Lacey office is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a branch bank, administrative offices, customer care center and data processing facility. The Meridian Road, Tumwater, Yelm, Eatonville, West Olympia, Winlock, Centralia, Aberdeen, Pt. Fosdick, and Hoquiam branches are single story structures with drive-up facilities.  The Elma, Downtown Olympia, Hawks Prairie, Downtown Tacoma and Montesano branches are two story structures with drive-up facilities.  The Panorama City branch is located on the ground floor of a retirement center. The Toledo and Pioneer branches are single story structures with walk up ATMs. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half.  The Puyallup Canyon Road branch is a single story structure.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, FCFG or its subsidiaries may be involved in litigation.  At the present time neither FCFG nor any of its subsidiaries are involved in any material litigation proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2002, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in FCFG’s common stock, and trading has not been extensive.  Trades that have occurred cannot be characterized as amounting to an active market.  The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market.  Due to the limited information available, the following price information may not accurately reflect the actual market value of FCFG’s shares.  The following data includes trades between individual investors.  It does not include the exercise of stock options nor does it include shares repurchased by the Company as discussed below.  The number of shares and per share information has been adjusted retroactively,  to reflect the two-for-one stock split effective November 15, 2002.

Period		# of Shares Traded	Price Range

2001
1st	Quarter	8,494	$10.00 - $11.23
2nd	Quarter	5,322	$10.00 - $10.38
3rd	Quarter	101,376	$9.25 - $11.50
4th	Quarter	24,680	$10.00 - $10.50

2002
1st	Quarter	20,564	$10.00 - $10.25
2nd	Quarter	81,108	$9.50 - $11.50
3rd	Quarter	16,974	$11.38 - $11.75
4th	Quarter	14,052	$11.75 - $15.00

At December 31, 2002, options for 588,595 shares of FCFG common stock were outstanding.  See Note 16 of the consolidated financial statements for additional information.

On April 23, 2002, the Board approved a stock repurchase program that allowed the repurchase of up to 100,000 shares of FCFG’s Common Stock or 2% of the Company in scheduled purchases over time, through open market transactions, block purchases, or through privately negotiated transactions, including, from time to time, the purchase of shares from directors and executive officers of FCFG.  Under this plan 91,746 shares were repurchased in 2002 for a total of $950,000.

On December 11, 2002, the Board approved stock repurchase program that allowed for the repurchase of up to 132,000 shares of FCFG Common Stock or approximately 3% of the Company in purchases over time, through open market transactions or through privately negotiated transactions.  No purchases were made under this plan in 2002.  As of March 11, 2003 a total of 67,572 shares have been repurchased under this plan for a total of $1,134,792.

On February 19, 2003 The Board approved a stock repurchase program to allow for the repurchase of 87,580 shares of FCFG Common Stock or approximately 2% of the Company in scheduled purchases over time in either privately negotiated transactions or through the open market. No purchases have been made under this plan.

On November 4, 2002, the Board of Directors announced a two-for-one stock split on FCFG stock for shareholders of record on November 15, 2002.

Number of Equity Holders

As of December 31, 2002, there were 1,310 holders of record of FCFG’s common stock.

Dividends

FCFG paid cash dividends of $.05 per share on February 15, May 10, August 9, and November 18, 2002.  The amounts reported for 2002 reflect the stock split which occurred on November 15, 2002.   Cash Dividends of $.10 per share were issued on February 16, May 11, August 10, and November 9, 2001.  Cash dividends of $.10 per share were issued on February 11, May 5, August 11 and November 10, 2000. Cash dividends of $ .40, $ .09 and $.09 per share were issued on April 15, 1999, July 30, 1999 and October 30, 1999, respectively.  There were no cash dividends declared in 1998 or 1997.  Stock dividends of 5% were issued on May 6, 1998 and April 15, 1997, respectively.

Washington law limits the ability of the Bank to pay dividends to the Company.  Under these restrictions, a bank may not declare or pay any dividend in an amount greater than its retained earnings without approval of the Division of Banks.  All of the retained earnings of the Bank are available for the payment of dividends to the Company under these restrictions, subject to the federal capital regulations discussed above.  See “Business – Supervision and Regulation – Dividends”.

Securities Authorized for Issuance Under Equity Compensation Plans

Incorporated by reference to the sections entitled Information Regarding the Board of Directors and its Committees - Director Compensation and Executive Compensation, as set forth in the Proxy Statement.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should read in conjunction with FCFG’s consolidated financial statements and the accompanying notes presented in this report.  The per share information has been adjusted retroactively for all stock dividends and splits.

($ in thousands, except per share data)	2002	2001	2000	1999	1998
For the Year
Net interest income after provision for credit losses	$21,079	$17,682	$16,604	$11,348	$14,302
Non-interest income	7,865	6,324	4,975	4,619	4,883
Non-interest expense and taxes	22,732	19,569	17,218	14,607	15,580

Net income	$6,212	$4,437	$4,361	$1,360	$3,605

Per Common Share
Basic Earnings Per Share	$1.42	$1.02	$1.01	$.32	$.87

Stock Dividends declared	—	—	—	—	5%
Cash Dividends Paid	$.20	$.20	$.20	$.29	—

Balance Sheet Data:
Total Assets	$474,450	$364,623	$324,235	$293,773	$271,566
Long-term debt	24,000	575	1,303	2,030	2,808
Stockholders’ equity	44,209	38,795	34,373	30,618	30,341

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, included in this report.

Forward-Looking Information

Statements appearing in this report which are not historical in nature, including the discussions of the adequacy of the Company’s capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”).  Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking.  Forward-looking statements are subject to the risks and uncertainties that may cause actual future results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  FCFG does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Annual Report, with respect to events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events.

Such risks and uncertainties with respect to the Company include, among others, those related to the general economic environment, particularly in the region in which the Company operates, competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits, loss of customers of greatest value to the Bank, or other losses, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements, changes in prevailing interest rates that could lead to decreased net interest margin, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, changes in technology or required investments in technology, and the availability of and costs associated with sources of liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions (see Note 1 to the consolidated financial statements).  The Company believes that the following is one of the more critical judgment areas in the application of its accounting policies that affect financial condition and results of operations.

Allowance for Credit Losses  The allowance for credit losses is established through a provision for credit losses charged to operations. The allowance for credit losses is a significant estimate and management and the Board of Directors regularly evaluate its adequacy by considering a number of factors, including, among other things, current loan grades and delinquency trends, historical loss rates, changes in the composition of the loan portfolio, overall portfolio quality, industry concentrations, and current economic factors and the effect of those factors on a borrower’s repayment ability.  The use of different estimates or assumptions could produce different provisions for credit losses.  In addition, the allowance for credit losses is also subject to regulatory supervision and examination.

PERFORMANCE OVERVIEW

In 2002, the Company earned $6,212,000.  This represents the Company’s most profitable year to date, surpassing the 2001 record of $4,437,000 by $1,775,000, or 40%.  Earnings for 2001 increased by $76,000, or 2% over 2000 earnings of $4,361,000.  Highlights for 2002 include:

•                  the acquisition of Harbor Bank, NA in October 2002

•                  a 21% increase in net interest income, primarily due to a 37% reduction in interest expense, and

•                  a 24% increase in non-interest income.

Asset growth in 2002 was 30% as total assets have grown to $474,450,000.  Gross loans accounted for $74,667,000 of the $109,827,000 growth in total assets.  Total deposits increased $70,477,000, or 22%, to $384,207,000.  The acquisition of Harbor Bank accounted for $81,546,000, $54,761,000 and $74,163,000 of the growth in total assets, loans, and deposits, respectively.

Basic earnings per share for 2002 were $1.42 per share as compared to $1.02 per share for 2001 and $1.01 per share for 2000.

The Bank’s small loan division contributed significantly to net income in 2002.  The small loan division provides small, short-term consumer loans to customers in Alabama and Arkansas pursuant to agreements with Advanced America.  See “Business – General.”

Financial highlights by line of business as of and for the year ended December 31, 2002 were as follows (thousands):

	Community Banking	Small Loans	Total
Net interest income after provision for credit losses	$17,845	$3,234	$21,079
Non-interest income	7,864	1	7,865
Non-interest expense	19,292	781	20,073
Income taxes	1,832	827	2,659

Net income	$4,585	$1,627	$6,212

Total assets	$457,159	$17,291	$474,450

Total loans	$353,165	$8,967	$362,132

See Note 22 – Business Segment Information of the enclosed financial statements for prior period comparisons.

The following table sets forth certain operating and capital ratios for the Company at December 31:

	2002	2001	2000	1999	1998

Return on Average Assets	1.56%	1.27%	1.40%	0.48%	1.26%
Return on Average Equity	15.13%	12.12%	13.62%	4.26%	12.61%
Average Equity to Average Assets Ratio	10.28%	10.45%	10.25%	11.32%	9.96%
Dividend Payout Ratio	14.13%	19.70%	19.88%	92.79%	—

The Company acquired Harbor Bank, NA on October 1, 2002 in a strategic expansion of its presence in the Pierce County marketplace.  The acquisition provides two branches and lending opportunities in Gig Harbor.  The Company had been considering expansion into the Gig Harbor area via a de novo branch, but this acquisition provided an opportunity to acquire significant market share in a single transaction.  Total assets, loans, and deposits of Harbor Bank on the date of acquisition were $81,546,000, $54,761,000 and $74,163,000, respectively.  The effect on 2002 net income was not material as the net revenues generated were offset by costs related to the acquisition and integration of the organizations’ personnel and information systems. (See Note 2 to the consolidated financial statements for more information on this acquisition.)  In addition to the growth in the Company’s assets and liabilities from this transaction, it also contributed to a significant increase in the Company’s problem loans.  For further discussion, please see the discussion on Asset Quality in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Bank’s principal source of revenue, and is comprised of the difference between the interest earned on interest earning assets, less the interest expense incurred on interest bearing liabilities.  Changes in net interest income from year to year are influenced by both the volume of the assets and the liabilities, and the rates paid on them.  Net interest income in 2002 increased by $4,024,000, or 21% over 2001.  Net interest income in 2001 increased by $2,844,000, or 17% over 2000.  The increase in 2002 was primarily due to the decrease in interest expense incurred on interest bearing liabilities.  The increased volume of loans contributed additional interest income, although this was largely offset by the reduction in the rate earned.  The 2001 increase was primarily the result of increased loan volume.  During 2002, interest income increased $186,000, or 1% as the effect of increased loan volume on interest income was nearly completely offset by the effects of falling interest rates on interest expense.  During 2001, interest income increased $2,824,000, or 10%.  Interest expense in 2002 decreased $3,838,000, or 37%, despite a 14% increase in average interest bearing liabilities, and decreased $20,000 in 2001.  During 2002, the net interest margin increased 47 basis points to 6.84% from 6.37% in 2001 and 5.84% in 2000.

Interest rate cuts in 2002 were less dramatic than in 2001, when the prime rate, a benchmark rate that generally represents the rate at which banks lend to the most credit worthy borrowers, was cut 11 times.  In 2002 rates remained low and included an additional rate cut in September 2002.  For comparison, the prime rate dropped from 9.5% to 4.75% in 2001, and as of December 31, 2002, stood at 4.25%.  Similarly, the Federal Funds rate, which represents banks’ overnight borrowing rate experienced similar rate cuts and has dropped from 6.5% to 1.75% in 2001 and as of December 31, 2002 stood at 1.25%.  As the rates stayed low, the effects of those dramatic reductions in 2001 continued to have an effect on both assets and liabilities as they matured and repriced as well as on new volume generated.

Total interest income earned from loans in 2002 increased by $465,000.  On the one hand, $3,684,000 resulted from an increase in the average volume of loans during the year.  On the other hand, a reduction in the average yield on loans, which decreased from 10.18% in 2001 to 9.08% in 2002, reduced interest income by $3,219,000.  Despite the reduction in average yield, the Bank is able to maintain a relatively high yield due to participation in the small loan program, which began in late 2000.  These short-term consumer loans carry substantially higher yields than those in the Bank’s traditional portfolio, and, because they are a convenience product the price does not rise and fall with changing interest rates.  These loans serve as a stabilizing influence to the Bank’s overall loan yield. Partially offsetting the increased loan interest was a decline in the interest earned on investment securities, which decreased by $207,000.  The most significant reason for this decrease was the reduction in yield, which dropped from 5.98% in 2001 to 5.27% in 2002.  A 3% decrease in average investment balance also reduced interest income by $37,000.

Interest expense on deposits in 2002 decreased 41%, or $4,161,000 from 2001.  The reason for this decrease is due to the reduction in the rate of interest paid on deposits.  The average rate decline on deposits to 2.15% in 2002 from 4.02% in 2001 resulted in $4,400,000 of savings on interest expense while additional volume of average deposits, an increase of 10%, increased interest expense $239,000.  Interest expense on other borrowings increased $323,000.  The reduction in average interest rate to 3.32% from 4.36% saved $92,000 in interest expense.  However the increased average volume of borrowings, primarily the issuance of trust preferred securities totaling $13,000,000, increased interest expense by $415,000.

An analysis of the change in net interest income is as follows (thousands):

	2002 compared to 2001 Increase (decrease) due to			2001 compared to 2000 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$3,684	$(3,219)	$465	$2,335	$752	$3,087
Federal funds sold and deposits in banks	11	(83)	(72)	53	(29)	24
Investment securities	(37)	(170)	(207)	(215)	(72)	(287)
Total interest income	3,658	(3,472)	186	2,173	651	2,824

Interest paid on:
Savings, NOW and MMA	541	(1,269)	(728)	274	(238)	36
Time deposits	(302)	(3,131)	(3,433)	1,175	(529)	646
Other borrowings	415	(92)	323	(388)	(314)	(702)
Total Interest expense	654	(4,492)	(3,838)	1,061	(1,081)	(20)

Net interest income	$3,004	$1,020	$4,024	$1,112	$1,732	$2,844

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

	2002			2001			2000
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates
Earning Assets:
Loans(1)	$315,595	$28,662	9.08%	$277,063	$28,197	10.18%	$253,963	$25,110	9.89%
Federal funds sold and interest bearing deposits in banks	2,954	50	1.69%	2,699	122	4.52%	1,618	98	6.06%
Investment securities	23,935	1,262	5.27%	24,560	1,469	5.98%	28,118	1,756	6.25%
Total earning assets and interest income	342,484	29,974	8.75%	304,322	29,788	9.79%	283,699	26,964	9.50%

Other Assets:
Cash and due from banks	28,479			19,511			11,667
Bank premises and equipment	10,438			10,405			9,540
Other assets	23,349			19,471			13,655
Allowance for credit losses	(5,415)			(3,492)			(6,066)
Total Assets	$399,335			$350,217			$312,495

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$141,734	$(1,695)	1.20%	$111,752	$(2,423)	2.17%	$99,656	$(2,387)	2.40%
Time deposits	133,263	(4,217)	3.16%	138,957	(7,650)	5.51%	118,085	(7,004)	5.93%
Total interest bearing deposits	274,997	(5,912)	2.15%	250,709	(10,073)	4.02%	217,741	(9,391)	4.31%
Other borrowings	19,305	(640)	3.32%	7,265	(317)	4.36%	14,147	(1,019)	7.20%
Total interest bearing liabilities and interest expense	294,302	(6,552)	2.23%	257,974	(10,390)	4.03%	231,888	(10,410)	4.49%

Non-interest bearing deposits	59,559			52,692			45,857
Other liabilities	4,429			2,957			2,722
Stockholders’ equity	41,045			36,594			32,028
Total liabilities, stockholders’ equity and net interest income	$399,335	$23,422		$350,217	$19,398		$312,495	$16,554
Net interest income as a percentage of average of earnings assets:
Interest Income			8.75%			9.79%			9.50%
Interest Expense			1.91%			3.41%			3.67%
Net Interest Income			6.84%			6.37%			5.84%

(1) For purposes of these computations, non-accrual loans are included in the average loan balance outstanding.  Loan fees and late charges of $762,000, $1,492,000, and $1,933,000 are included in interest income in 2002, 2001, and 2000, respectively.

Non-Interest Income

Total non-interest income increased $1,541,000 to $7,865,000, a 24% increase over 2001.  Non-interest income includes service charges on deposit accounts, origination fees on mortgage loans and refinancings, rental income on foreclosed real estate and cash surrender value of life insurance.  Service charges on deposit accounts increased by $670,000, or 27% over 2001 due to increased deposits and the full year effect of the 2001 introduction of a new overdraft privilege program.  These revenues increased in 2001 by $540,000, or 28% from 2000 due to increased deposits and the partial year effects of the introduction of a new overdraft privilege program.  Origination fees on mortgage loans increased $472,000, or 23% from 2001 and 2001 increased $1,048,000, or 105% over 2000.  These increases are related to continued low interest rate environment which is positive for mortgage loan refinancings due to an increased market share in home mortgage financings.  An increase in interest rates would likely have the effect of sharply reducing mortgage financing and refinancing activity.  Other operating income increased $399,000, or 22% over 2001.  This increase was primarily due to increases in rental income on foreclosed real estate and cash surrender value of Company owned life insurance of $236,000 and $174,000 respectively.  Other operating income declined $239,000 in 2001 from 2000 due to a gain on sale of assets in 2000 which did not recur in 2001.

Non-Interest Expense

Total non-interest expense in 2002 increased 13% over 2001 and amounted to $20,073,000.  Total non-interest expense in 2001 increased 17% over 2000 to total $17,701,000.  Salaries and benefits, the largest component of non-interest expense, in 2002 increased $658,000, or 7% over 2001.  This increase includes the addition of the employees acquired in the Harbor Bank acquisition as well as increased commissions related to mortgage origination fees.  These expenses for 2001 increased $1,518,000, or 19% from 2000 due to additional staff required for new branches and due to increases in mortgage related commissions.  Occupancy costs and equipment expenses increased 9% and 8% respectively in 2002, due primarily to the acquisition of the Harbor Bank facilities and continued upgrades to infrastructure.  Occupancy costs and equipment expenses increased 15% and 8% respectively in 2001 due to the branch openings of that year.  Amortization of goodwill and intangible assets were reduced by $380,000 in 2002 while 2001 was unchanged from 2000.  The goodwill and intangibles which had been amortized in 2001 and 2000 were subjects of new accounting pronouncements which eliminated the amortization of those particular intangible assets (see Note 1 to the consolidated financial statements).  The 2002 amortization of $28,000 represents three months of amortization of the core deposit intangible acquired in the Harbor Bank acquisition.  Other expenses in 2002 increased $1,882,000, or 36% over 2001.  The primary increases in 2002 were $264,000 recognized for long-term care benefits for directors, $235,000 in legal fees primarily related to the Harbor Bank acquisition and issuance of trust preferred securities, $182,000 related to the operations of the small loan program, $180,000 in integration costs related to the Harbor Bank acquisition, $141,000 in professional fees related to the Harbor Bank acquisition, issuance of trust preferred securities and an ongoing branding project, and $123,000 in expenses related to foreclosed real estate.  Other expenses in 2001 increased $842,000 over 2000 due to operational expenses related to the small loan program, and advertising expenses related to the opening of the new branches.

LIQUIDITY AND FINANCIAL CONDITION

Total assets increased by $109,827,000, or 30% to $474,450,000.  Included in this increase are the assets acquired in the purchase of Harbor Bank, which totaled $81,546,000.  Asset growth was greatest in loans, which increased $70,808,000, or 24% net of the allowance for credit losses, and totaled $361,617,000 at December 31, 2002.  Total deposits increased $70,477,000, or 22% to $384,207,000.  Borrowings increased during 2002 by $34,317,000 and included $13,000,000 in proceeds from the issuance of trust preferred securities, $10,000,000 in long-term notes of five year maturities and $12,993,000 in overnight repurchase agreements related to fund sweep obligations.

The principal source of the Company’s cash is dividends received from the Bank.  The Bank’s ability to pay dividends is regulated by federal and state law.  See “Business – Supervision and Regulation – Dividends.”

The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), and the use of Federal Funds markets.  In addition, in June 2002, the Bank raised $13,000,000 through its participation in a pooled trust preferred securities offering.  The floating rate trust preferred securities issued by FCFG Capital Trust I accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.65% per annum on the outstanding balance. The stated maturity date of this offering is July 2032.

Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not.  Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

Deposits are the primary source of new funds. Total deposits were $384,207,000 (including deposits of $74,163,000 acquired in the Harbor Bank, NA acquisition) at December 31, 2002, up from $313,730,000 at December 31, 2001.  See

“Deposits” below.  The Bank has attempted to attract deposits in its market areas through competitive pricing and delivery of a quality product.

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources include assets that can be converted to cash with little or no risk of loss.  These include overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, and are the principal source of asset liquidity.  At December 31, 2002, cash, deposits in banks, interest-bearing deposits in banks and securities available for sale totaled $71,663,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities.  At December 31, 2002, overnight and federal funds lines of credit totaled $39,416,000.  These credit lines were accessed regularly as a source of funding during 2002 and amounted to $10,000,000 at December 31, 2002.

Management believes the Bank’s liquidity position at December 31, 2002, was adequate to meet its short-term funding requirements.

Management expects to continue relying on customer deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity.  Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future.  Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors.  Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds.  Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Investments

In 2002 the Company’s securities available for sale and securities held to maturity increased $15,517,000 to $34,127,000.  The primary reason for the increase in the securities available for sale is to provide collateral required by overnight repurchase agreements initiated in 2002.  Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates.

The carrying amount of securities and the approximate fair values were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Realized Losses	Fair Value
Available-for-Sale Securities
December 31, 2002
U.S. Government and agency securities	$21,874	$337	$28	$22,183
Corporate Securities	3,999	109	—	4,108
Mortgage backed securities	997	17	—	1,014
State and municipal securities	5,904	371	—	6,275
Equity Securities	42	—	—	42
	$32,816	$834	$28	$33,622

December 31, 2001
U.S. Government and agency securities	$3,722	$51	$129	$3,644
Corporate Securities	3,987	139	—	4,126
Mortgage backed securities	2,823	89	—	2,912
State and municipal securities	7,057	323	—	7,380
Equity Securities	42	—	—	42
	$17,631	$602	$129	$18,104

December 31, 2000
U.S. Government and agency securities	$7,899	$17	$316	$7,600
Corporate securities	4,985	7	54	4,938
Mortgage backed securities	5,053	18	32	5,039
State and municipal securities	7,402	15	155	7,262
Equity Securities	36	—	—	36
	$25,375	$57	$557	$24,875
Held-to-Maturity Securities

December 31, 2002
State and municipal securities	$505	$36	$1	$540

December 31, 2001
State and municipal securities	$506	$49	$1	$554

December 31, 2000
State and municipal securities	$676	$27	$1	$702

The stated maturities of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year or less	$—	$—	—%	$3,167	$3,227	6.63%
Due after one year through five years	505	540	8.91%	24,262	24,705	3.73%
Due after five years through ten years	—	—	—%	3,328	3,541	7.11%
Due after 10 years	—	—	—%	1,020	1,093	7.86%
Mortgage Backed Securities				997	1,014	6.50%
	$505	$540		$32,774	$33,580

Weighted average yield is reported on tax-equivalent basis.

There were no gross realized gains or gross realized losses on sales of securities available for sale in 2002, 2001, or 2000.

Loans

Total loans excluding loans held for sale increased by $73,431,000 to $362,132,000 in 2002.

The composition of the loan portfolio was as follows at December 31 (dollars in thousands):

	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$64,716	17.9%	$40,870	14.2%	$37,989	14.9%	$34,981	15.0%	$29,446	15.2%
Real estate construction	70,385	19.4%	50,798	17.6%	39,486	15.5%	19,169	8.2%	17,390	8.9%
Real estate mortgage	207,346	57.3%	185,012	64.1%	167,680	65.7%	170,203	73.1%	141,120	72.6%
Consumer	10,718	3.0%	4,732	1.6%	6,792	2.6%	8,472	3.7%	6,405	3.3%
Small loans	8,967	2.4%	7,289	2.5%	3,236	1.3%	—	—	—	—

	$362,132	100.0%	$288,701	100.0%	$255,183	100.0%	232,825	100%	$194,361	100.0%

The Bank’s loan portfolio is concentrated in real estate secured loans which include real estate construction loans and real estate mortgage loans.  Real estate mortgage loans primarily consist of commercial loans secured by real estate.  The Bank made 444,852 small loans in 2002, representing $152,951,393 in total advances.

The following table shows the maturity analysis of commercial and real estate construction loans outstanding as of December 31, 2002 (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial	$40,151	$17,836	$6,729	$64,716
Real estate construction	36,477	19,421	14,487	70,385

	$76,628	$37,257	$21,216	$135,101

Of these loans maturing after one year, $45,024,000 have predetermined or fixed interest rates and $13,449,000 have floating   or adjustable interest rates.

Asset Quality

Non-performing assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets.  Total non-performing assets amounted to $12,775,000 at December 31, 2002, an increase of 96% from December 31, 2001.  Non-accrual loans increased $4,713,000 during 2002 from the December 31, 2001 balance of $1,830,000.  Total foreclosed real estate, net of a $250,000 allowance for losses, amounted to $4,899,000 at December 31, 2002.  Of this amount, $3,250,000 represents one commercial property that is leased to a Washington State Agency and is currently under a purchase option by a third party.  Accruing loans past due 90 days or more increased from $284,000 to $1,278,000.  Any anticipated losses on these loans have been adequately reserved for in the allowance for credit losses.

Loans will be placed on non-accrual using the following guidelines: 1) a loan will be placed on nonaccrual when collection of all principal or all interest is deemed unlikely; and 2) a loan will automatically be placed on nonaccrual when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of being collected.  Placing a loan on non-accrual does not diminish in any way the Bank’s claims against the borrower.

Non-performing assets were as follows at December 31 (thousands):

	2002	2001	2000	1999	1998

Non-accrual loans	$6,543	$1,830	$857	$1,476	$2,492
Accruing loans past due 90 days or more	1,278	284	1,264	28	471
Foreclosed real estate	4,899	4,387	4,097	1,890	1,996
Other assets	55	7	7	24	—
	$12,775	$6,508	$6,225	$3,276	$4,959

The gross interest income that would have been recorded in 2002 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, totaled $412,642.  No interest income on these loans was included in net income in 2002.

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for credit losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC which can order the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified assets (as determined by the Bank), and of the Bank’s allowance for credit losses at the dates indicated, were as follows:

	At December 31,
	2002	2001	2000
	(In thousands)

Doubtful	$1,081	$900	$0
Substandard	11,722	2,904	2,320
Special mention	12,214	2,692	4,194
Allowance for credit losses	7,947	4,088	3,503

The Bank’s classified assets increased by $18,521,000 at December 31, 2002, primarily as a result of the acquisition of the Harbor Bank loan portfolio.  These loans were acquired along with the related allowance for credit losses, resulting in a significant increase in the Bank’s total allowance for credit losses.

Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged.  Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. At December 31, 2002, 101 loans were classified as substandard compared to 24 at

December 31, 2001. Two loans account for $3,155,000 or 27% of the total, one for $1,466,000 secured by a first mortgage position on commercial property in Gig Harbor, Washington, the second for $1,689,000 secured by a first mortgage position in a commercial income property in Tacoma, Washington. The Gig Harbor property is a nursery operation that is being impacted by the weak economy, and the Tacoma property is a multi-tenant warehouse facility that lost a major tenant. Management believes the Bank is adequately provisioned against losses that might occur with either loan.

Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention.  If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan.  Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. There were two loans in this category as of December 31, 2002 aggregating $5,131,000 or 42% of the total, with no other concentrations.  One loan was for $3,985,000 secured by a first mortgage position on a hotel in Federal Way, Washington, and the second for $1,146,000 was secured by a first mortgage position on a gas station and convenience store operation near Puyallup, Washington.  Subsequent to year end, the hotel loan was reclassified as substandard.  Management believes neither loan will result in a loss for the Bank.  Each of these loans is current and paying in accordance with the required loan terms.

The Company is not aware of any loans continuing to accrue interest at December 31, 2002 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.  Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been adequately reserved in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses reflects management’s current estimate of the amount required to absorb probable losses on existing loans and commitments to extend credit.  Loans deemed uncollectible are charged against and reduce the allowance.  Periodically, the provision for credit losses is charged to current expense.  This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.

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

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level.   The provisions are based on an analysis of various factors including historical loss experience for the bank and for the industry as a whole, based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions.  Provisions for loan losses on small loans are made monthly to maintain this segment of the allowance for credit losses at a level sufficient to absorb losses on existing loans.  This portion of the allowance is generally maintained at a level sufficient to cover all small loans that have defaulted, as well as an amount sufficient to absorb the anticipated losses on two small loan operating cycles (approximately one month in duration), based on both the Bank’s and the industry’s historical loss experience.

Transactions in the allowance for credit losses for the five years ended December 31, 2002 are as follows (dollars in thousands):

	2002	2001	2000	1999	1998

Balance at beginning of year	$4,088	$3,503	$5,825	$2,290	$2,122

Provision for credit losses	2,343	1,716	(50)	3,730	425

Transfer from acquisition of Harbor Bank, N.A.	3,868	—	—	—	—

Charge offs:
Commercial	(60)	(60)	(2,217)	(116)	(219)
Real Estate Mortgage and Construction	—	—	(77)	(65)	(98)
Small Loans	(2,398)	(2,051)	—	—	—
Consumer	(36)	(36)	(57)	(66)	(94)

	(3,274)	(2,147)	(2,351)	(247)	(411)

Recoveries:
Commercial	12	12	43	17	72
Real Estate Mortgage and Construction	8	8	8	12	61
Small Loans	862	983	—	—	—
Consumer	13	13	28	23	17
	922	1,016	79	52	154

Net charge-offs	(2,352)	(1,131)	(2,272)	(195)	(257)

Balance at end of year	$7,947	$4,088	$3,503	$5,825	$2,290

Ratio of net charge-offs to average loans outstanding	.75%	.41%	.89%	.09%	.13%

The Bank’s small loan division made 444,852 small loans in 2002, representing $152,951,393 in total advances.  The Bank charged off $2,398,000 in small loans, and recovered $862,000.  The net charge-offs as a percent of total small loan advances for 2002 was 1.00%.

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

	2002	2001	2000	1999	1998
Total Impaired Loans	$6,543,000	$1,830,000	$857,000	$4,726,000	$2,492,000
Total Impaired Loans with Valuation Allowance	$5,795,000	$928,000	$817,000	$3,680,000	$362,000
Allocation of Allowance for Credit Losses	$908,000	$528,000	$308,000	$3,347,000	$227,000

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

In the following table, the allowance for credit losses at December 31, 2002, 2001, 2000, 1999 and 1998 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations (dollars in thousands):

	2002		2001		2000		1999		1998
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial	$3,705	17.9%	$1,581	14.2%	$1,626	14.9%	$3,616	15.0%	$576	15.2%
Real Estate(1)	3,523	76.7%	2,132	81.7%	1,800	81.2%	2,112	81.3%	1,633	81.5%
Consumer	301	3.0%	31	1.6%	23	2.6%	97	3.7%	81	3.3%
Small Loans	418	2.4%	344	2.5%	54	1.3%	—	—	—	—

Total	$7,947	100.0%	$4,088	100.0%	$3,503	100%	$5,825	100.0%	$2,290	100.0%

(1) Real estate includes real estate mortgage and real estate construction.

Deposits

Total deposits increased by $70,477,000, or 22% from 2001 to $384,207,000.  Deposits totaling $74,163,000 were acquired in the Harbor Bank, NA acquisition.  Non-interest bearing deposits increased 50% to $82,267,000 in 2002.  Savings and interest-bearing demand deposits increased 27% to $156,031,000 in 2002.

The Bank’s average deposits for the year ended December 31, 2002 are summarized as follows (dollars in thousands):

	2002			2001			2000
	Amount	%	Weighted Average Rate	Amount	%	Weighted Average Rate	Amount	%	Weighted Average Rate

Demand Deposits- non-interest bearing	$59,559	17.8	—	$52,692	17.4	—	$45,857	17.4	—
Interest bearing demand	110,085	32.9	1.31%	87,465	28.8	2.30%	75,245	28.5	2.47%
Savings Accounts	31,649	9.5	.79%	24,287	8.0	1.69%	24,411	9.3	2.18%
Other time deposits	133,263	39.8	3.16%	138,957	45.8	5.46%	118,085	44.8	5.93%

TOTAL	$334,556	100.0		$303,401	100.0		$263,598	100.0

Time deposits at December 31, 2002 are scheduled to mature as follows (dollars in thousands):

	Under $100,000	$ 100,000 and over	Total

0-90 days	$27,524	$28,580	$56,104
91-180 days	23,292	14,917	38,209
181-365 days	20,569	6,433	27,002
Over 1 year	18,124	6,470	24,594
	$89,509	$56,400	$145,909

CAPITAL RESOURCES

Consolidated capital of FCFG increased $5,414,000 during 2002 to $44,209,000.  Net earnings of $6,212,000 provided the largest increase to capital.  Exercising of stock options provided $784,000, the fair value of securities available for sale increased $221,000, and elimination of the debt related to the Company’s Employee Stock Ownership Plan amounted to $25,000.  Decreases to capital were $950,000 in stock repurchased by the Company and cash dividends of $0.20 per share, adjusted for the November 2002 stock split, or $878,000.  Cash dividends totaling $0.20 per share after the effect of the stock split, were paid in 2001 and 2000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum “leverage” ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%.  At December 31, 2002, the Company’s leverage ratio was 11.60%, compared to 8.91% at year-end 2001.  For regulatory purposes, any goodwill and other intangible assets are treated as a reduction of capital.  In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders’ equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%.  At December 31, 2002, the Tier I capital ratio was 10.23%, and total capital was 11.49%.  The similar ratios at December 31, 2001 were a Tier I capital ratio of 9.34% and a total capital ratio of 10.52%.  For additional information, See “Item 1-Business-Bank Supervision and Regulation-Capital Adequacy”.

Borrowings

Information concerning short-term borrowings is summarized as follows (thousands):

	2002	2001	2000
Average balance during the year	$11,450	$6,441	$14,050
Average interest rate during the year	1.8%	4.0%	6.4%
Maximum month-end balance during the year	$27,802	$17,202	$20,148
Weighted average rate at December 31,	.90%	2.0%	6.8%
Balance at end of year	$16,547	$7,055	$14,001

Short-term borrowings represent federal funds purchased, generally maturing within one to four days, demand notes from the U.S. Treasury, and advances from the Federal Home Loan Bank of Seattle (FHLB), normally maturing within one year.

Long-term borrowings include trust preferred securities, term advances from the FHLB, and a note payable to Key Bank.  (See Note 11 of the Consolidated Financial Statements.)

Supplementary Quarterly Data

	Quarter Ended
(Dollars in thousands, except per share amounts)	Dec 2002	Sept 2002	June 2002	March 2002	Dec 2001	Sept 2001	June 2001	March 2001
Interest income	$8,716	$7,327	$6,995	$6,936	$6,990	$7,968	$7,664	$7,166
Interest expense	1,740	1,632	1,464	1,716	2,221	2,580	2,755	2,834
Net interest income	6,976	5,695	5,531	5,220	4,769	5,388	4,909	4,332

Provision for credit losses	735	623	364	621	758	513	300	145
Non-interest income	2,181	2,040	1,828	1,816	1,936	1,601	1,296	1,491
Non-interest expense	6,509	4,614	4,541	4,409	4,445	4,664	4,476	4,119
Income taxes	439	816	777	627	396	547	437	488

Net income	$1,474	$1,682	$1,677	$1,379	$1,106	$1,268	$992	$1,071

Basic earnings per share	$0.34	$0.38	$0.38	$0.32	$0.26	$0.29	$0.23	$0.25
Diluted earnings per share	$0.33	$0.37	$0.38	$0.31	$0.25	$0.28	$0.22	$0.24

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

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities.  The Company’s net interest margin is affected by changes in the level of market interest rates.  Management’s objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income.  See “Management’s Discussion and Analysis — Liquidity and Financial Condition — Results of Operations — Net Interest Income”.

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

Interest Rate Gap Analysis
December 31, 2002

(thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Loans	$160,598	$159,370	$42,164	$362,132
Securities:
Available for sale	3,298	24,815	5,509	33,622
Held to maturity	—	505	—	505
Federal Funds Sold	7,000	—	—	7,000
Interest bearing deposits with banks	76	—	—	76
Total Earning Assets	$170,972	$184,690	$47,673	$403,335

Deposits:
Savings, NOW and money market	$156,031	$—	$—	$156,031
Time deposits	121,380	24,529	—	145,909
Short-term borrowings	16,547	—	—	16,547
Long-term debt	1,000	10,000	13,000	24,000

Total Interest Bearing Liabilities	$294,958	$34,529	$13,000	$342,487

Net Interest Rate Sensitivity Gap	$(123,986)	$150,161	$34,673	$60,848
Cumulative Interest Rate Sensitivity Gap	$(123,986)	$26,176	$60,848
Cumulative Gap as a Percent of Earning Assets	(31)%	6%	15%

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

According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $320,000.  This amount represents approximately 1.4% of the 2002 net interest income.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor’s Report

Board of Directors

First Community Financial Group, Inc.

Lacey, Washington

We have audited the accompanying consolidated balance sheets of First Community Financial Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Financial Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Tacoma, Washington

January 10, 2003

Independent Auditor’s Report

Board of Directors

First Community Financial Group, Inc.

Lacey, Washington

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of First Community Financial Group, Inc. and Subsidiary for the year ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Community Financial Group, Inc. and Subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Tacoma, Washington

January 12, 2001

Consolidated Balance Sheets

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiaries

December 31, 2002 and 2001

	2002	2001

Assets

Cash and due from banks	$30,965	$21,383
Interest bearing deposits at other financial institutions	76	74
Federal funds sold	7,000	—
Securities available for sale	33,622	18,104
Securities held to maturity (market value: 2002 - $540; 2001 - $554)	505	506
Federal Home Loan Bank stock, at cost	877	1,985
Loans held for sale	7,432	6,196

Loans	362,132	288,701
Allowance for credit losses	(7,947)	(4,088)
Net loans	354,185	284,613

Premises and equipment	11,141	10,382
Foreclosed real estate	4,899	4,387
Accrued interest receivable	1,884	1,471
Cash value of life insurance	8,863	8,453
Goodwill	10,961	4,159
Other intangible assets	747	2,109
Other assets	1,293	801

Total assets	$474,450	$364,623

Liabilities
Deposits:
Demand — noninterest bearing	$82,267	$55,013
Savings and interest-bearing demand	156,031	123,093
Time	145,909	135,624
Total deposits	384,207	313,730

Federal funds purchased	—	1,400
Short-term borrowings	16,547	5,655
Accrued interest payable	315	364
Long-term debt:
Guaranteed preferred beneficial interest in subordinated debt	13,000	—
Other long-term debt	11,000	575
Other liabilities	5,172	4,104

Total liabilities	430,241	325,828

Commitments and Contingent Liabilities	—	—

Stockholders’ Equity
Preferred stock (no par value); 200,000 shares authorized, none issued	—	—
Common stock, (no par value); 10,000,000 shares authorized, shares issued: 2002 - 4,389,236; 2001 - 2,186,681	5,487	5,467
Additional paid-in capital	22,943	23,129
Retained earnings	15,246	9,912
Accumulated other comprehensive income	533	312
Unearned KSOP shares	—	(25)
Total stockholders’ equity	44,209	38,795

Total liabilities and stockholders’ equity	$474,450	$364,623

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Data)

First Community Financial Group, Inc. and Subsidiaries

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest Income
Loans	$28,662	$28,197	$25,110
Federal funds sold and deposits in banks	50	122	98
Investment securities:
Taxable	939	1,091	1,369
Non-taxable	323	378	387
Total interest income	29,974	29,788	26,964

Interest Expense
Deposits	5,912	10,073	9,391
Short-term borrowings	208	256	900
Long-term debt	432	61	119
Total interest expense	6,552	10,390	10,410

Net interest income	23,422	19,398	16,554

Provision for Credit Losses	2,343	1,716	(50)

Net interest income after provision for credit losses	21,079	17,682	16,604

Non-Interest Income
Service charges on deposit accounts	3,132	2,462	1,922
Origination fees and gains on sales of loans	2,519	2,047	999
Other operating income	2,214	1,815	2,054
Total non-interest income	7,865	6,324	4,975

Non-Interest Expenses
Salaries and employee benefits	10,247	9,589	8,071
Occupancy	1,285	1,174	1,023
Equipment	1,356	1,255	1,163
Amortization of goodwill	—	207	207
Amortization of intangible assets	28	201	201
Other	7,157	5,275	4,433
Total non-interest expenses	20,073	17,701	15,098

Income before income taxes	8,871	6,305	6,481

Income Taxes	2,659	1,868	2,120

Net income	$6,212	$4,437	$4,361

Earnings Per Share

Basic	$1.42	$1.02	$1.01
Diluted	1.39	0.99	0.98

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiaries

Years Ended December 31, 2002, 2001 and 2000

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulate Other Comprehensive Income (Loss)	Unearned KSOP Shares	Total

Balance, December 31, 1999	2,177,167	$5,443	$23,428	$2,855	$(728)	$(380)	$30,618

Comprehensive income:
Net income	—	—	—	4,361	—	—	4,361
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	396	—	396
Comprehensive income							4,757

Stock options exercised	46,834	117	398	—	—	—	515
Stock repurchased	(39,998)	(100)	(834)	—	—	—	(934)
Cash dividends paid ($.40 per share)	—	—	—	(867)	—	—	(867)
Income tax benefit from exercise of stock options	—	—	107	—	—	—	107
Net decrease in unearned
KSOP shares	—	—	—	—	—	177	177

Balance, December 31, 2000	2,184,003	5,460	23,099	6,349	(332)	(203)	34,373

Comprehensive income:
Net income	—	—	—	4,437	—	—	4,437
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	644	—	644
Comprehensive income							5,081

Stock options exercised	2,678	7	20	—	—	—	27
Cash dividends paid ($.40 per share)	—	—	—	(874)	—	—	(874)
Income tax benefit from exercise of stock options	—	—	10	—	—	—	10
Net decrease in unearned KSOP shares	—	—	—	—	—	178	178

Balance, December 31, 2001	2,186,681	5,467	23,129	9,912	312	(25)	38,795

Comprehensive income:
Net income	—	—	—	6,212	—	—	6,212
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	221	—	221
Comprehensive income							6,433

2-for-1 stock split	2,186,681
Stock options exercised	107,620	135	597	—	—	—	732
Stock repurchased	(91,746)	(115)	(835)	—	—	—	(950)

Cash dividends paid ($.20 per share)	—	—	—	(878)	—	—	(878)
Income tax benefit from exercise of stock options	—	—	52	—	—	—	52
Net decrease in unearned KSOP shares	—	—	—	—	—	25	25

Balance, December 31, 2002	4,389,236	$5,487	$22,943	$15,246	$533	$—	$44,209

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

(Dollars in Thousands)

First Community Financial Group, Inc. and Subsidiaries

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities
Net income	$6,212	$4,437	$4,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,343	1,716	(50)
Depreciation and amortization	1,149	1,134	1,085
Deferred income taxes (benefit)	130	(215)	942
Stock dividends received	(104)	(131)	(115)
Amortization of goodwill	—	207	207
Amortization of other intangible asset	28	201	201
Origination of loans held for sale	(119,336)	(99,491)	(44,119)
Proceeds from sales of loans held for sale	118,100	97,824	43,154
Increase in cash value of life insurance	(312)	(264)	(96)
Gain on sales of foreclosed real estate	(12)	(22)	(48)
Gain on sale of premises and equipment	—	—	(198)
(Increase) decrease in accrued interest receivable	(68)	346	(591)
Increase (decrease) in accrued interest payable	(151)	(86)	151
Other - net	211	2,640	(510)
Net cash provided by operating activities	8,190	8,296	4,374

Cash Flows from Investing Activities
Purchase of Harbor Bank, net of cash received	(4,035)	—	—
Net (increase) decrease in interest bearing deposits in banks	(2)	98	(36)
Net decrease in federal funds sold	7,905	—	—
Activity in securities available for sale:
Maturities, prepayments and calls	5,822	7,987	2,602
Purchases	(19,435)	(9)	—
Activity in securities held to maturity:
Maturities, prepayments and calls	—	170	—
Proceeds from sale of FHLB stock	1,370	—	—
Proceeds from sale of Federal Reserve Stock	142	—	—
Net increase in loans	(18,058)	(35,544)	(28,167)
Purchase of life insurance policies	(98)	(5,079)	—
Proceeds from sales of foreclosed assets	337	263	817
Additions to premises and equipment	(716)	(1,449)	(2,175)
Proceeds from sales of premises and equipment	—	—	408
Other - net	—	—	(12)
Net cash used in investing activities	(26,768)	(33,563)	(26,563)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(3,686)	$42,353	$25,850
Net increase (decrease) in short-term borrowings	9,492	(6,946)	466
Proceeds from exercise of stock options	732	27	515
Proceeds from long term debt	24,000	—	—
Repayment of long-term debt	(550)	(550)	(550)
Repurchase of common stock	(950)	—	(934)
Payment of cash dividends	(878)	(874)	(867)
Net cash provided by financing activities	28,160	34,010	24,480

Net increase in cash and due from banks	9,582	8,743	2,291

Cash and Due from Banks
Beginning of year	21,383	12,640	10,349

End of year	$30,965	$21,383	$12,640

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,499	$10,476	$10,259
Income taxes	2,835	1,695	2,127

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$904	$497	$4,147
Financed sale of foreclosed real estate	—	—	610
Fair value adjustment of securities available for sale, net	221	644	396
Net decrease in unearned KSOP shares	(25)	(178)	(177)
Income tax benefit from exercise of stock options	52	10	107

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

First Community Financial Group, Inc. and Subsidiaries

December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

First Community Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 21 offices concentrated in and around Thurston, Grays Harbor, Pierce and Lewis Counties.  The Company provides loan and deposit services to customers who are predominately small- and middle-market businesses and middle-income individuals in western Washington.  The Company also provides real estate mortgage lending services and the sale of non-deposit investment products through its branch network.  In addition, the Company is engaged in the small loan business in Alabama and Arkansas, making short-term loans primarily to individuals in those states.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FCFG Capital Trust I and First Community Bank of Washington (the Bank); and the Bank’s wholly owned subsidiary, First Community Financial Services.  All significant intercompany transactions and balances have been eliminated.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of foreclosed real estate.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.  The reclassifications had no effect on net income or retained earnings as previously reported.  All dollar amounts, except per share information, are stated in thousands.

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

Loans Held for Sale

Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value.  Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.  Net unrealized losses are recognized through a valuation allowance established by charges to income.

Loans

Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for credit losses.  Interest on loans is accrued daily based on the principal amount outstanding.  Interest on small loans is recognized when the loan is repaid by the borrower.

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection.  When interest accrual is discontinued, all unpaid accrued interest is reversed against current income.  If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

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

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Goodwill

Goodwill represents costs in excess of net assets acquired, and is evaluated periodically for impairment.  (see “Recent Accounting Pronouncements” for the effect of a new accounting standard effective January 1, 2002.)

Other Intangible Assets

Other intangible assets at December 31, 2002 represent the deposit premium acquired in the purchase of Harbor Bank, NA (see
Note 2).  The core deposit premium is being amortized on the straight-line method over seven years.  (See “Recent Accounting Pronouncements” for information related to a reclassification in 2002 from Other Intangible Assets to Goodwill.)

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal.  Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses.  Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the recorded amounts to fair value less estimated costs to dispose are recorded as necessary.  Any subsequent reductions in carrying values, and revenue and expense from the operations of properties are charged to operations.

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

At December 31, 2002, the Company has two stock-based employee and director compensation plans, which are described more fully in Note 16.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common tock on the date of grant.  The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2002	2001	2000

Net income, as reported	$6,212	$4,437	$4,361
Less total stock-based compensation expense determined under fair value method for all qualifying awards	143	146	254

Pro forma net income	$6,069	$4,291	$4,107

Earnings Per Share
Basic:
As reported	$1.42	$1.02	$1.01
Pro forma	1.39	.98	.95
Diluted:
As reported	1.39	.99	.98
Pro forma	1.37	.98	.95

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in the consolidated balance sheets:

Cash and Due From Banks, Interest Bearing Deposits at Other Financial Institutions, and Federal Funds Sold

The recorded amounts of cash and due from banks, interest bearing deposits at other financial institutions, and federal funds sold.

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

Deposits

The fair value of deposits with no stated maturity date is included at the amount payable on demand.  The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using rates currently offered by the Bank for deposits of similar remaining maturities.

Federal Funds Purchased and Short-Term Borrowings

The recorded amounts of federal funds purchased and short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt

The fair values of the Company’s long-term, fixed rate debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The recorded amounts of variable rate debt approximate their fair value.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers.  Since the majority of the Bank’s off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

Cash Equivalents and Cash Flows

The Company considers all amounts included in the balance sheets caption “Cash and due from banks” to be cash equivalents.  Cash flows from loans, federal funds purchased and sold, deposits and short-term borrowings are reported net.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.

Recent Accounting Pronouncements

In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for all fiscal years beginning after June 15, 2002.  The Company does not anticipate that the adoption of SFAS Nos. 143 will have a material effect on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144, and FASB Interpretation No. 9.  This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9, and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  In addition, this Statement amends FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This Statement is effective for acquisitions for which the date of the transaction is on or after October 1, 2002.  It also contains transition provisions that relate to transactions in which unidentifiable intangible assets were  recognized.  If those transactions were business combinations, the Statement requires that the carrying amount of any unidentified intangible assets be reclassified to goodwill as of the later of the date of acquisition or the date that SFAS No. 142, Goodwill and Other Intangible Assets, is applied in its entirety (January 1, 2002 for the Company).  As a result of adopting this statement the  Company reclassified $2,109 of unidentifiable intangible assets to goodwill effective January 1, 2002 and ceased amortizing the goodwill which reduced expenses by $133, net of tax, for the year ended December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results.  This statement was effective for years ending after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements, and accordingly, the disclosure requirements are set forth in Note 1, in the Stock Based Compensation section.

The Financial Accounting Standards Board has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” – an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the accompanying financial statements for December 31, 2002, with no additional disclosure required.

Note 2 – Acquisitions

To expand the Company’s market presence in Pierce County, on October 1, 2002 the Company purchased all of the common stock of Harbor Bank, N.A. (Harbor), located in Gig Harbor, Washington, for $6,929 in cash.  The Company had been considering a possible branch expansion into Gig Harbor and determined that this acquisition would be more cost effective than de novo branching.   After acquisition, Harbor was merged into the Bank.  Results of operations of Harbor are included in the Company’s consolidated financial statements from October 1, 2002, the effective date of the merger.  Goodwill of approximately $4,693, and core deposit intangible of approximately $775 were recorded, as a result of the acquisition.  The goodwill is not being amortized, but is subject to annual impairment tests with the other goodwill recorded in the Company’s financial statements. None of the goodwill will be deductible for income tax purposes. The core deposit intangible is being amortized on a straight-line basis over seven years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Harbor at the date of acquisition:

Cash and due from banks	$2,894
Federal funds sold	14,905
Securities available for sale	1,819
Loans	54,761
Core deposit premium	775
Goodwill	4,693
Other assets	1,699
Total assets acquired	81,546
Total deposits	74,163
Other liabilities	454
Total liabilities	74,617
Net assets acquired	$6,929

Assuming the acquisition of Harbor had occurred on January 1, 2001, the Company’s results of operations would have been as follows for the years ended December 31, 2002 and 2001 :

	Unaudited
	2002	2001

Interest income	$33,970	$36,286
Interest expense	7,921	13,412
Net interest income	26,049	22,873
Provision for credit losses	5,526	4,568
Noninterest income	8,131	6,681
Noninterest expense	23,980	21,178
Net income	2,015	1,941
Earnings per share:
Basic	$.46	$.45
Diluted	.45	.43

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank.  The amounts of such balances for the years ended December 31, 2002 and 2001 were approximately $5,991 and $4,359, respectively.

Note 4 - Securities

Securities have been classified according to management’s intent.  The recorded amounts of securities and their fair value at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale

December 31, 2002
U.S. Government and agency securities	$21,874	$337	$28	$22,183
Corporate securities	3,999	109	—	4,108
Mortgage backed securities	997	17	—	1,014
State and municipal securities	5,904	371	—	6,275
Equity securities	42	—	—	42

	$32,816	$834	$28	$33,622

December 31, 2001
U.S. Government and agency securities	$3,722	$51	$129	$3,644
Corporate securities	3,987	139	—	4,126
Mortgage backed securities	2,823	89	—	2,912
State and municipal securities	7,057	323	—	7,380
Equity securities	42	—	—	42

	$17,631	$602	$129	$18,104

Securities Held to Maturity

December 31, 2002
State and municipal securities	$505	$36	$1	$540

December 31, 2001
State and municipal securities	$506	$49	$1	$554

The contractual maturities of securities held to maturity and available for sale at December 31, 2002 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.  Therefore, the mortgage backed securities have been classified separately in the maturity table.

Held to Maturity

Available for Sale

Amortized Cost

Fair Value

Amortized Cost

Fair Value

Due in one year or less	$—	$—	$3,167	$3,227
Due after one year through five years	505	540	24,262	24,705
Due after five years through ten years	—	—	3,328	3,541
Due after ten years	—	—	1,020	1,093
Mortgage backed securities	—	—	997	1,014

	$505	$540	$32,774	$33,580

Securities recorded at approximately $27,360 at December 31, 2002 and $4,978 at December 31, 2001 were pledged to secure public deposits and for other purposes required or permitted by law.

Note 5 - Loans

Loans at December 31 consist of the following:

	2002		2001
	Portfolio	Percent of Portfolio	Portfolio	Percent of Portfolio

Commercial	$64,798	17.9%	$41,268	14.2%
Real estate:
Residential 1-4 family	15,386	4.2	9,993	3.4
Commercial	192,493	53.0	175,019	60.1
Construction	70,613	19.5	50,798	17.5
Consumer	10,690	2.9	4,732	1.6
Small loans	8,967	2.5	7,289	2.5

Loans, net of unearned income

$

362,947

100.0

%

$

289,099

100.0

%

Unearned income	(815)		(398)
Allowance for credit losses	(7,947)		(4,088)

Total loans, net

$

354,185

100.0

%

$

284,613

100.0

%

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2002	2001	2000

Balance at beginning of year	$4,088	$3,503	$5,825
Provision charged (credited) to operations	2,343	1,716	(50)

Transfer from Harbor Bank	3,868	—	—

Charge-offs (community banking)	(876)	(96)	(2,351)
Recoveries (community banking)	60	33	79
Charge-offs (small loans)	(2,398)	(2,051)	—
Recoveries (small loans)	862	983	—

Net charge-offs	(2,352)	(1,131)	(2,272)

Balance at end of year	$7,947	$4,088	$3,503

Ratio of net charge-offs to average loans outstanding	0.75%	0.41%	0.89%

Following is a summary of information pertaining to impaired loans:

	2002	2001	2000

December 31
Impaired loans without a valuation allowance	$748	$902	$40
Impaired loans with a valuation allowance	5,795	928	817

Total impaired loans	$6,543	$1,830	$857

Valuation allowance related to impaired loans	$908	$528	$308

Years Ended December 31
Average investment in impaired loans	$2,925	$1,258	$1,623
Interest income recognized on a cash basis on impaired loans	—	—	—

At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans were impaired.  Loans over 90 days past due still accruing interest were $1,278 and $284 at December 31, 2002 and 2001, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2002 and 2001.  Total loans outstanding at December 31, 2002 and 2001 to key officers and directors were $8,447 and $16,412, respectively.  During 2002, advances totaled $1,603, and repayments totaled $9,568 on these loans.  In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made.  During 2002 and 2001, there were no loans to related parties that were considered to be classified or impaired.

Note 6 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2002	2001

Land	$1,695	$1,445
Buildings and leasehold improvements	9,149	8,484
Equipment, furniture and fixtures	9,643	8,633
Construction in progress	70	66
Total cost	20,557	18,628
Less accumulated depreciation and amortization	9,416	8,246

Premises and equipment	$11,141	$10,382

The Bank leases premises and equipment under operating leases.  Rental expense of leased premises and equipment was $509, $468 and $365 for 2002, 2001 and 2000, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2003	$313

2004	264
2005	120
2006	47
2007	47
Thereafter	950

Total minimum payments required	$1,741

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 7 - Foreclosed Real Estate

Foreclosed real estate consisted of the following at December 31:

	2002	2001

Real estate acquired through foreclosure	$5,149	$4,637
Allowance for losses	(250)	(250)

Total foreclosed real estate	$4,899	$4,387

Changes in the allowance for losses for the years ended December 31 are as follows:

	2002	2001	2000

Balance, beginning of year	$250	$500	$—
Provision for losses	—	(250)	500

Balance, end of year	$250	$250	$500

Note 8 – Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company applied FASB Statement No. 142, Goodwill and Other Intangible Assets.  Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill and intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.

	2002	2001	2000

Net income, as reported	$6,212	$4,437	$4,361
Add goodwill amortization, net of tax	—	133	133
Adjusted net income	$6,212	$4,570	$4,494

Earnings per share:
Basic:
As reported	$1.42	$1.02	$1.01
Goodwill amortization	—	0.03	0.03
Adjusted net income	$1.42	$1.05	$1.04

Diluted:
As reported	$1.39	$0.99	$0.98
Goodwill amortization	—	0.03	0.03
Adjusted net income	$1.39	$1.02	$1.01

After the transition date the Company had no intangible assets remaining to amortize prior to its Harbor Bank N.A. purchase.

Note 9 - Deposits

The composition of deposits at December 31 is as follows:

	2002	2001

Demand deposits, non-interest bearing	$82,267	$55,013
NOW and money market accounts	124,431	98,250
Savings deposits	31,600	24,843
Time certificates, $100,000 or more	56,400	45,828
Other time certificates	89,509	89,796

Total	$384,207	$313,730

Scheduled maturities of time deposits for future years ending December 31 are as follows:

2003	$121,315
2004	10,509
2005	1,183
2006	113
2007	12,789

Total	$145,909

Note 10 - Federal Funds Purchased and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date.  The balances at December 31, 2002 and 2001 represent advances from a line of credit agreement with KeyBank (agreement had a limit of $8,000 and $7,000 at December 31, 2002 and 2001, respectively).

Short-term borrowings at December 31 are as follows:

	2002	2001

Demand note issued to U. S. Treasury, bearing interest at the federal funds rate less .25% (0.99% at December 31, 2002), due on demand, secured by securities pledged to the Federal Reserve Bank of San Francisco in the amount of $3,430.	$3,554	$655

Overnight repurchase agreements with customers. Balances of repurchase agreements fully collateralized by separate portfolio of securities pledged to Federal Home Loan Bank of Seattle in the amount of $17,813 for this purpose. The weighted average interest rate on these agreements at December 31, 2002 was 0.92%.	12,993	5,000

Total short-term borrowings	$16,547	$5,655

Information concerning short-term borrowings is summarized as follows:

	2002	2001	2002

Average balance during the year	$11,450	$6,441	$14,050
Average interest rate during the year	1.8%	4.0%	6.4%
Maximum month-end balance during the year	$27,802	$17,202	$20,148
Weighted average rate at December 31	0.9%	2.0%	6.8%

Note 11 - Long-Term Debt

Long-term debt at December 31 is as follows:

	2002	2001

Note payable on behalf of the Company’s KSOP, maturing March 2002; due in monthly principal installments of $15, plus interest at 90% of prime rate (4.275% at December 31, 2001), collateralized by 10,968 shares of Company stock; guaranteed by the Company.	$—	$25

Note payable to Key Bank, maturing May 2003; interest-only payments due quarterly at prime rate (4.25% at December 31, 2002), unsecured.	1,000	—

Note payable to Key Bank, maturing July 2002; due in annual installments of $550, plus monthly installments of interest at prime rate minus 85 basis points (3.90% at December 31, 2001), collateralized by investment in First Community Bank.	—	550

Term advances from Federal Home Loan Bank of Seattle, maturing December 2007; two advances of $5,000 each, interest-only monthly payments prior to maturity, fixed interest rates on advances are 3.78% and 3.58%.	10,000	—

Trust preferred securities issued July 2002, maturing July 2032; interest only payments due quarterly at a rate of LIBOR plus 3.65% (5.425% at December 31, 2002.	13,000	—

	$24,000	$575

Guaranteed Preferred Beneficial Interests in Subordinated Debt:

On July 11, 2002, $13,000 of floating rate capital securities were issued by FCFG Capital Trust I (the Trust).  The trust is a business trust organized in 2002, owned 100% by the Company.

The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company.  The debentures held by the Trust are the sole assets of the Trust.  Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.65% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company entered into the agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The Company used the proceeds for general corporate purposes including the acquisition of Harbor Bank and stock repurchases.  The capital securities qualify as Tier I capital, provided they do not exceed 25 percent of total Tier 1 capital, under the capital guidelines of the Federal Reserve Board.

At the Company’s option, the debentures will not mature earlier than July 7, 2007 and not later than October 7, 2032.  After July 7, 2007, the debentures can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

Scheduled maturities of long-term debt for future years ending December 31 are as follows:

	Parent	Consolidated
2003	$1,000	$1,000
2007	—	10,000
Thereafter	13,000	13,000
	$14,000	$24,000

Note 12 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2002	2001	2000

Current	$2,529	$2,083	$1,178
Deferred (benefit)	130	(215)	942

Total income taxes	$2,659	$1,868	$2,120

The following is a reconciliation between the statutory and the effective federal income tax rate for the years ended December 31:

	2002		2001		2000
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Income tax based on statutory rate	$3,105	35.0%	$2,207	35.0%	$2,268	35.0%
Adjustments resulting from:
Tax-exempt income	(156)	(1.7)	(150)	(2.4)	(151)	(2.3)
Goodwill amortization	—	—	70	1.1	70	1.1
Life insurance income	(136)	(1.5)	(81)	(1.3)	(21)	(.3)
Tax credits	(115)	(1.3)	(115)	(1.8)	(115)	(1.8)
Other	(39)	(.5)	(63)	(1.0)	69	1.0

Total income taxes	$2,659	30.0%	$1,868	29.6%	$2,120	32.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2002	2001

Deferred Tax Assets
Allowance for credit losses	$813	$1,031
Deferred compensation	773	668
Other deferred tax assets	94	56
Total deferred tax assets	$1,680	$1,755

Deferred Tax Liabilities
Deferred income	1,982	2,032
Unrealized gain on securities available for sale	273	161
Accumulated depreciation	108	3
Total deferred tax liabilities	$2,363	$2,196

Net deferred tax liabilities	$683	$441

Note 13 - Commitments and Contingent Liabilities

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

	2002	2001

Commitments to extend credit:
Real estate secured	$40,852	$19,180
Credit card lines	2,900	1,301
Other	28,345	27,805

Total commitments to extended credit	$72,097	$48,286

Standby letters of credit	$6,585	$215

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

Note 14 - Significant Concentrations of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, related to real estate loans as disclosed in Notes 5 and 13.  The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region.  The Bank generally requires collateral on all real estate lending arrangements and typically maintains loan-to-value ratios of no greater than 80%.

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

Note 15 - Benefit Plans

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

Eligible employees may defer up to 15% of their annual compensation on a pre-tax basis subject to certain IRS limits. The Company contributes to the plan one-half the employees’ contributions up to 3% of the employees’ compensation.  Profit sharing contributions to the plan may also be made at the discretion of the Board of Directors.  The Company also makes contributions equal to the amount required to service the plan’s debt under the terms of the KSOP note.  Company contributions to this plan totaled $600, $450 and $350 in 2002, 2001 and 2000, respectively.  Cash dividends paid on unallocated shares which are collateral for debt are used to reduce the principal of the debt.  Dividends paid on allocated shares are distributed to the employee account.

The KSOP shares as of December 31 were as follows:

	2002	2001	2000

Allocated shares	439,430	398,644	354,552
Unallocated shares	—	2,718	21,936

Total KSOP shares	439,430	401,362	376,488

Estimated fair value of unallocated shares	—	$27,197	$232,419

Upon termination from the plan, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash.  Certain participants may also be eligible to diversify a certain percentage of their accounts.  A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant.  This permits the participant to sell the stock to the Company at fair value at any time during the option periods, which can be as long as 18 months.  At December 31, 2002, 2001 and 2000, outstanding put options were not material.

Incentive Compensation Plan

Incentive compensation is awarded to officers and qualified employees based on the financial performance of the Company. Awards are payable if the Company and the Bank meet earnings and other performance objectives and are determined as a percentage of their base salary.  Fees paid to directors are also adjusted annually based on the financial performance of the Company.  Awards under the plan for 2002 and 2001 totaled $576 and $340, respectively.

Salary Continuation Plan

The Company provides a Salary Continuation Plan (SCP) covering certain management personnel.  The post-retirement benefit provided by the SCP is designed to supplement a participating officer’s retirement benefits from social security.  This plan which was established in 2001, is a successor plan to the Executive Supplemental Income Plan described below.  Expenses related to this plan totaled $416, $497 in 2002 and 2001.

Benefits to employees may be funded by life insurance policies purchased by the Company, which had cash surrender values of $8,836 and $8,427 at December 31, 2002 and 2001.  Liabilities to employees, which are being accrued over their expected time to retirement, were $1,564 and $1,268 at December 31, 2002 and 2001.

Executive Supplemental Income Plan

The Company provided an Executive Supplemental Income (ESI) plan covering certain management personnel.  This plan has been superceded by the Salary Continuation Plan.  Former employees are currently receiving benefits under this plan.  Expenses related to this plan totaled $23, $25 and $94 in 2002, 2001 and 2000, respectively.

Liabilities to employees were $301 and $314 at December 31, 2002 and 2001, respectively.

Director Deferred Income Plan

In 1992 the Board of Directors approved a plan under which a director may elect to defer director fees until retirement, and to provide a death benefit.

Benefits to directors may be funded by life insurance policies purchased by the Company, which had cash surrender values of $27 and $26 at December 31, 2002 and 2001, respectively.  Accrued liabilities to directors at December 31, 2002 and 2001 totaled $328 and $326, respectively.  Expenses associated with this plan were $36 and $82 in 2001 and 2000, respectively.  There was no expense in 2002.

Long-Term Care Plan

In 2002, the Company purchased long-term care insurance on certain board members and management personnel.  Benefits under this plan vest over ten years from the date of initial service to the Company.  Expense associated with this plan was $398 in 2002.

Note 16 - Stock Option Plans

The Company maintains non-qualified stock option plans for non-employee members of the Board of Directors and incentive stock option plans for key employees.  The exercise price of the stock options under the plans is usually not less than the fair market value of the stock at the date of grant.  The Company has the first right of refusal to purchase any shares issued under the plans prior to their sale on the open market.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted average assumptions:

	2002	2001	2000

Dividend yield	1.7%	2.0%	1.8%
Expected life	8 years	8 years	8 years
Risk-free interest rate	5.1%	4.9%	6.7%
Expected volatility	19.5%	12.0%	2.0%

The weighted average fair value of options granted during 2002, 2001 and 2000 was $3.72, $2.14 and $3.22, respectively.  In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted during 2002, 2001 and 2000 are 20% vested on each of the five subsequent anniversaries of the grant date.

Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits, and are as follows:

	Employee Options	Director Options	Total Options	Weighted Average Exercise Price

Under option at December 31, 1999	595,864	119,340	715,204	$8.57
Granted	49,000	4,000	53,000	11.50
Exercised	(48,886)	(44,782)	(93,668)	5.50
Forfeited	(21,686)	(2)	(21,688)	10.81
Under option at December 31, 2000	574,292	78,556	652,848	$9.18
Granted	18,000	—	18,000	10.00
Exercised	—	(5,356)	(5,356)	4.90
Forfeited	(5,200)	—	(5,200)	12.62

Under option at December 31, 2001	587,092	73,200	660,292	$9.20

Granted	21,000	28,000	49,000	10.25
Exercised	(69,762)	(37,858)	(107,620)	6.80
Forfeited	(13,072)	(5)	(13,077)	7.62

Under option at December 31, 2002	525,258	63,337	588,595	$9.77

Options exercisable at December 31, 2002	446,458	32,937	479,395	$9.41

Options becoming exercisable under both stock option plans in future years ending December 31 are as follows:

2003 – 32,400; 2004 – 31,200; 2005 – 22,400; 2006 – 13,400; and 2007 – 9,800.

Options for 72,491 shares remain available to be granted under the director plan at December 31, 2002.  None are available under the employee plan.

The following summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Under $7.00	106,565	1.5	$6.79	106,565	$6.79
$8.64	209,530	3.2	8.64	209,530	8.64
$10.00 to $11.25	169,500	6.6	10.78	106,100	11.13
$11.50 to $12.00	45,000	7.1	11.56	18,000	11.56
$15.00	58,000	6.1	15.00	39,200	15.00

	588,595			479,395

Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2002	2001

Assets
Cash	$5,411	$44
Investment in the Bank	52,064	39,389
Other assets	866	45

Total assets	$58,341	$39,478

Liabilities and Stockholders’ Equity

Liabilities
Long-term debt	14,000	$575
Other liabilities	132	108

Total liabilities

14,132

683

Stockholders’ Equity	44,209	38,795

Total liabilities and stockholders’ equity

$

58,341

$

39,478

Condensed Statements of Income - Years Ended December 31

	2002	2001	2000

Operating Income
Dividends from the Bank	$1,220	$695	$1,946
Interest	7	3	3
Total operating income	1,227	698	1,949

Operating Expenses
Interest	409	61	119
Other	374	110	77
Total operating expenses	783	171	196

Income before income taxes and equity in undistributed income of the Bank	444	527	1,753

Income Tax Benefit	(224)	(58)	(66)

Income before equity in undistributed income of the Bank	668	585	1,819

Equity in Undistributed Income of the Bank	5,544	3,852	2,542

Net income	$6,212	$4,437	$4,361

Condensed Statements of Cash Flows - Years Ended December 31

	2002	2001	2000

Cash Flows from Operating Activities
Net income	$6,212	$4,437	$4,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of the Bank	(5,544)	(3,852)	(2,542)
Other - net	(726)	570	45
Net cash provided by (used in) operating activities	(58)	1,155	1,864

Cash Flows from Investing Activities
Cash investment in the Bank	(6,929)	—	—

Cash Flows from Financing Activities
Proceeds from exercise of stock options	732	27	515
Repurchase of common stock	(950)	—	(934)
Proceeds from long-term debt	14,000	—	—
Payments on long-term debt	(550)	(550)	(550)
Payment of dividends	(878)	(874)	(867)
Net cash provided by (used in) financing activities	12,354	(1,397)	(1,836)

Net increase (decrease) in cash	5,367	(242)	28

Cash
Beginning of year	44	286	258

End of year	$5,411	$44	$286

Note 18 - Regulatory Matters

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

As of December 31, 2002, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts and ratios are as follows:

	Actual Amount	Ratio	Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
			Amount	Ratio	Amount	Ratio

December 31, 2002

Tier 1 capital (to average assets):
Consolidated	$44,968	11.60%	$15,505	4.00%	N/A	N/A
FCB	39,823	10.03	15,884	4.00	19,855	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	44,968	10.23%	17,582	4.00	N/A	N/A
FCB	39,823	9.07	17,569	4.00	26,353	6.00%
Total capital (to risk-weighted assets):
Consolidated	50,493	11.49%	35,165	8.00	N/A	N/A
FCB	45,344	10.32	35,138	8.00	43,922	10.00%

December 31, 2001

Tier 1 capital (to average assets):
Consolidated	$32,213	8.91%	$14,467	4.00%	N/A	N/A
FCB	32,807	9.07	14,467	4.00	$18,083	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	32,213	9.34	13,797	4.00	N/A	N/A
FCB	32,807	9.52	13,785	4.00	20,678	6.00
Total capital (to risk-weighted assets):
Consolidated	36,301	10.52	27,594	8.00	N/A	N/A
FCB	36,895	10.71	27,570	8.00	34,463	10.00

Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, the Bank could pay dividends to its parent of up to $1,422 and still be well capitalized under prompt corrective action provisions.

Note 19 - Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2002 Recorded Amount	Fair Value	2001 Recorded Amount	Fair Value
Financial Assets
Cash and due from banks, interest bearing deposits with banks, and federal funds sold	$38,041	$38,041	$21,457	$21,457
Securities available for sale	33,622	33,622	18,104	18,104
Securities held to maturity	505	540	506	554
Loans held for sale	7,432	7,542	6,196	6,250
Loans receivable, net	354,185	360,318	284,613	284,930
Accrued interest receivable	1,884	1,884	1,471	1,471

Financial Liabilities
Deposits	$384,207	$385,950	$313,730	$316,153
Long-term debt	24,000	24,000	575	575
Federal funds purchased	—	—	1,400	1,400
Short-term borrowings	16,547	16,547	5,655	5,655
Accrued interest payable	315	315	364	364

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 20 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2002	2001	2000

Other Operating Income
Commission on sale of non-deposit investment products	$524	$605	$741
Earnings on bank owned life insurance	441	267	60
Rent from foreclosed real estate	381	145	53

Other Operating Expense
State taxes	$856	$777	$470
Telephone	291	233	256
Advertising and marketing	569	621	510
Expenses of salary continuation plan and executive supplemental income plan	439	522	94
Consulting fees	467	273	192

Note 21 - Earnings Per Share Disclosures

In November 2002 the Company’s Board of Directors approved a 2 for 1 stock split to stockholders of record on November 15, 2002.  The earnings per share, the shares used for purposes of recalculating earnings per share, and the option amounts and prices for the years ended December 31, 2001 and 2000 have been retroactively adjusted for this split as if it took place prior to 2000.

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended December 31, 2002

Basic earnings per share:
Net income	$6,212	4,379,910	$1.42
Effect of dilutive securities:
Options	—	84,993	(.03)
Diluted earnings per share:
Net income	$6,212	4,464,903	$1.39

Year Ended December 31, 2001

Basic earnings per share:
Net income	$4,437	4,360,258	$1.02
Effect of dilutive securities:
Options	—	108,184	(.03)
Diluted earnings per share:
Net income	$4,437	4,468,442	$0.99

Year Ended December 31, 2000

Basic earnings per share:
Net income	$4,361	4,317,386	$1.01
Effect of dilutive securities:
Options	—	138,420	(.03)
Diluted earnings per share:
Net income	$4,361	4,455,806	$0.98

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 22 - Business Segment Information

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000.  Community banking consists of all lending, deposit and administrative operations conducted through its 21 offices in Washington State.  The small loan division provides small, short-term consumer loans to customers in Alabama and Arkansas.

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

Financial highlights by line of business as of and for the years ended December 31, 2002 and 2001 were as follows:

	Community Banking	Small Loans	2002 Total

Net interest income after provision for credit losses	$17,845	$3,234	$21,079
Non-interest income	7,864	1	7,865
Non-interest expense	19,292	781	20,073
Income taxes	1,832	827	2,659

Net income	$4,585	$1,627	$6,212

Total assets	$457,159	$17,291	$474,450

Total loans	353,165	8,967	362,132

	Community Banking	Small Loans	2001 Total

Net interest income after provision for credit losses	$15,493	$2,189	$17,682
Non-interest income	6,324	—	6,324
Non-interest expense	17,102	599	17,701
Income taxes	1,354	514	1,868

Net income	$3,361	$1,076	$4,437

Total assets	$346,355	$18,268	$364,623

Total loans	$281,412	$7,289	$288,701

Note 23 - Subsequent Event

Subsequent to December 31, 2002, the Company declared a dividend in the amount of $.05 per share to be paid on February 12, 2003 for shareholders of record as of February 3, 2003.

Note 24 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

Year Ended December 31, 2002
Interest and dividend income	$8,716	$7,327	$6,995	$6,936
Interest expense	(1,740)	(1,632)	(1,464)	(1,716)
Net interest income	6,976	5,695	5,531	5,220

Provision for loan losses	(735)	(623)	(364)	(621)
Noninterest income	2,181	2,040	1,828	1,816
Noninterest expenses	(6,509)	(4,614)	(4,541)	(4,409)

Income before income taxes	1,913	2,498	2,454	2,006

Income taxes	(439)	(816)	(777)	(627)

Net income	$1,474	$1,682	$1,677	$1,379

Earnings per share:
Basic	$0.34	$0.38	$0.38	$0.32
Diluted	$0.33	$0.37	$0.38	$0.31

Year Ended December 31, 2001
Interest and dividend income	$6,990	$7,968	$7,664	$7,166
Interest expense	(2,221)	(2,580)	(2,755)	(2,834)
Net interest income	4,769	5,388	4,909	4,332

Provision for loan losses	(758)	(513)	(300)	(145)
Noninterest income	1,936	1,601	1,296	1,491
Noninterest expenses	(4,445)	(4,661)	(4,476)	(4,119)

Income before income taxes	1,502	1,815	1,429	1,559

Income taxes	396	547	437	488

Net income	$1,106	$1,268	$992	$1,071

Earnings per share:
Basic	$0.26	$0.29	$0.23	$0.25
Diluted	0.25	0.28	0.22	0.24

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosures.

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

ITEM 14 - CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure that information FCFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and principal financial officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the CEO and principal financial officer have concluded that FCFG’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by FCFG reports that it files or submits under the Exchange Act.   Also, since the date of their evaluation, there have not been any significant changes in FCFG’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

(a)(1) Financial Statements.

Index to Consolidated Financial Report

Report of McGladrey Pullen, LLP, Independent Auditors

Report of Knight Vale & Gregory PLLC, Independent Auditors

Consolidated balance sheets as of December 31, 2002 and 2001

Consolidated statements of income for the years ended
December 31, 2002, 2001 and 2000

Consolidated statements of stockholders’ equity for
the years ended December 31, 2002, 2001 and 2000

Consolidated statements of cash flows for the years ended
December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits.	See separate Exhibit Index

(2)	Reports on Form 8-K:

Form 8-K on October 16, 2003, announcing the completion of the acquisition of Harbor Bank, N.A. and including pro forma financial statements.
Form 8-K on November 21, 2003, announcing the appointment of Jon M. Jones as President of the Bank.

(3)	Exhibits.	See separate Exhibit Index

(4)	Financial Statement Schedules:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2003.

FIRST COMMUNITY FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 2003.

Signatures	Title

Principal Executive Officer

/s/ Ken F. Parsons, Sr.	President, Chief Executive Officer, and Chairman of the Board
Ken F. Parsons, Sr.

Principal Financial and Accounting Officer

/s/ Thomas L. Dhamers	Vice President/Controller
Thomas L. Dhamers

Remaining Directors:

/s/ Lowell E.(Sonny) Bridges	Director
Lowell E. (Sonny) Bridges

/s/ Linda Buckner	Director
Linda Buckner

/s/ E. Paul DeTray	Director
E. Paul DeTray

/s/ Jewell C. Manspeaker	Director
Jewell C. Manspeaker

/s/ Patrick L. Martin	Director
Patrick L. Martin

/s/ A. Richard Panowicz	Director
A. Richard Panowicz

/s/ Lawrence Schorno	Director
Lawrence Schorno

CERTIFICATIONS

I, Ken F. Parsons, Sr., certify that:

1.             I have reviewed this annual report on Form 10-K of First Community Financial Group, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, Thomas L. Dhamers, certify that:

1.             I have reviewed this annual report on Form 10-K of First Community Financial Group, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ Thomas L. Dhamers
Thomas L. Dhamers
Vice President/Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3 (a)	Articles of Amendment to Articles of Incorporation.

3 (b)	Amended and Restated Articles of Incorporation.

3 (c)	Bylaws.(1)

10 (a)	Employment Contract for Ken F. Parsons, Sr.(2)

10 (b)	1992 Stock Option Plan for Non-Employee Directors.(3)

10 (c)	Executive Supplemental Income Plan.(3)

10 (d)	Employee Stock Option and Restricted Stock Award Plan dated April 19, 1989.(3)

10 (e)	1994 Stock Option Plan for Non-employee Directors.(4)

10 (f)	Employment contract for James F. Arneson.(5)

10 (g)	1999 Employee Stock Option and Restricted Award Plan and form of agreements.(6)

10 (h)	Marketing and Service Agreement with Advance America.(7)

10 (i)	Marketing and Service Agreement with Advance America dated March 21, 2001.(1)

10 (j)	Employment contract for Jon M. Jones.(8)

10 (k)	Amended and Restated First Community Financial Group, Inc. Employee Stock Ownership Plan with 401(k) Provisions.(1)

10 (l)	Form of Long-Term Care Agreement.(1)

21	Subsidiaries of Registrant.

23(a)	Consent of Independent Auditors (McGladrey & Pullen, LLP).

23(b)	Consent of Independent Auditors (Knight Vale & Gregory PLLC).

99	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001.

(2)	Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on form 10-QSB for the quarter ended September 30, 1996.

(3)	Incorporated by reference from Exhibit 10 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.

(4)	Incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.

(5)	Incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 1998.

(6)	Incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999.

(7)	Incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000.

(8)	Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.