Form 10-Q
period 2003-03-31
FIRST COMMUNITY FINANCIAL GROUP INC
filed 2003-05-15
CIK 892449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  ☐  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding at April 30, 2003
Common Stock	4,386,936

First Community Financial Group, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31 2003	December 31 2002
Assets
Cash and due from banks	$22,572	$30,965
Interest bearing deposits in banks	66	76
Federal funds sold	7,500	7,000
Securities available for sale	32,435	33,622
Securities held to maturity	505	505
FHLB Stock	1,109	877
Loans held for sale	10,162	7,432

Loans	358,971	362,132
Allowance for credit losses	8,216	7,947
Net loans	350,755	354,185

Premises and equipment	11,137	11,141
Foreclosed real estate	4,785	4,899
Accrued interest receivable	1,930	1,884
Cash surrender value of life insurance	8,966	8,863
Intangible assets	11,680	11,708
Other assets	1,319	1,293

Total assets	$464,921	$474,450

Liabilities
Deposits:
Demand	$75,598	$82,267
Savings and interest bearing demand	161,052	156,031
Time deposits	136,165	145,909
Total deposits	372,815	384,207

Short term borrowing	17,607	16,547
Long term debt	23,000	24,000
Accrued interest payable	292	315
Other liabilities	5,866	5,172
Total liabilities	419,580	430,241

Stockholders’ Equity
Common stock, (no par value); 10,000,000 shares authorized, shares issued: 2003 - 4,392,798; 2002 - 4,389,236	28,033	28,430

Retained earnings	16,808	15,246
Accumulated other comprehensive income, net of tax	500	533

Total stockholders’ equity

45,341

44,209

Total liabilities and stockholders’ equity	$464,921	$474,450

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended March 31
	2003	2002

Interest income
Loans	$7,883	$6,629
Federal funds sold and deposits in banks	2	2
Securities	351	305
Total interest income	8,236	6,936
Interest Expense
Deposits	1,260	1,645
Other	358	71
Total interest expense	1,618	1,716
Net interest income	6,618	5,220
Provision for credit losses	577	621
Net interest income after provision for credit losses	6,041	4,599
Non-interest income
Service charges on deposit accounts	920	723
Origination fees on mortgage loans sold	858	557
Other operating income	788	536
Total non-interest income	2,566	1,816
Non-interest expense
Salaries and employee benefits	3,146	2,265
Occupancy and equipment	803	642
Other expense	2,031	1,502
Total non-interest expense	5,980	4,409
Operating income before income taxes	2,627	2,006
Income Taxes	845	627

Net income	$1,782	$1,379

Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	(33)	(264)

Comprehensive Income	$1,749	$1,115

Earnings per Share Data
Basic earnings per share	$.41	$.32
Diluted earnings per share	$.39	$.31

Dividends declared per share	$0.05	$0.05

Weighted average number of common shares outstanding	4,381,610	4,374,186

Weighted average number of common shares outstanding, Including dilutive stock options	4,562,704	4,384,819

Return on average assets	1.52%	1.50%

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

Three Months Ended March 31, 2002 and 2003

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned KSOP Shares	Total

Balance, December 31, 2001	$28,596	$9,912	$312	$(25)	$38,795

Net income	—	1,379	—	—	1,379

Stock options exercised	17	—	—	—	17

Cash dividend ($0.05 per share)	—	(219)	—	—	(219)

Other comprehensive loss	—	—	(264)	—	(264)

Net decrease in unearned KSOP shares	—	—	—	25	25

Balance, March 31, 2002	$28,613	$11,072	$48	$0	$39,733

Balance, December 31, 2002

$

28,430

$

15,246

$

533

$

0

$

44,209

Net income	—	1,782	—	—	1,782

Stock options exercised	778	—	—	—	778

Stock repurchased	(1,175)	—	—	—	(1,175)

Cash dividend ($0.05 per share)	—	(220)	—	—	(220)

Other comprehensive loss	—	—	(33)	—	(33)

Balance, March 31, 2003	$28,033	$16,808	$500	$0	$45,341

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31
	2003	2002

Cash Flows from Operating Activities
Net Income	$1,782	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	577	621
Depreciation and amortization	353	302
Amortization of other intangible assets	28	—
Other - net	306	(1,060)
Originations of loans held for sale	(37,351)	(22,667)
Proceeds from sales of loans held for sale	34,621	23,992
Net cash provided by operating activities	316	2,567

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	10	11
Net increase in Federal funds sold	(500)	—
Proceeds from maturities and prepayments of available-for-sale securities	1,108	739
Purchase of securities available for sale	—	(2,424)
Purchase of FHLB stock	(215)	—
Net decrease in loans	2,853	757
Proceeds from sale of other real estate	333	—
Additions to premises and equipment	(349)	(86)
Net cash provided (used) by investing activities	3,240	(1,003)

Cash Flows from Financing Activities
Net decrease in deposits	(11,392)	(3,409)
Net increase in short-term borrowings	1,060	10,287
Sale of common stock	778	17
Repurchase of common stock	(1,175)	—
Repayment of long-term borrowings	(1,000)	(25)
Payment of cash dividends	(220)	(219)
Net cash provided (used) by financing activities	(11,949)	6,651

Net change in cash and due from banks	(8,393)	8,215

Cash and Due from Banks:
Beginning of period	30,965	21,383

End of period	$22,572	$29,598

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,641	$1,832
Taxes	—	200

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Decrease in unearned KSOP shares	—	(25)
Fair value adjustment of securities available for sale, net	(33)	(264)

See notes to condensed consolidated financial statements

FIRST COMMUNITY FINANCIAL GROUP, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including notes thereto, included in the Company’s 2002 Annual Report to Shareholders.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003.

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

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results.  This statement was effective for fiscal years ending after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements, and accordingly, the disclosure requirements are set forth in Note 4 – Stock Based Compensation.

2.                                      Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended March 31,
	2003	2002

Basic EPS computation Numerator - Net Income
	$1,782,000	$1,379,000

Denominator - Weighted Average common shares outstanding	4,381,610	4,374,186

Basic EPS	$.41	$.32

	Three Months Ended March 31,
	2003	2002

Diluted EPS computation Numerator - Net Income	$1,782,000	$1,379,000

Denominator - Weighted average common shares outstanding	4,381,610	4,374,186

Effect of dilutive stock options	181,094	10,633

Weighted average common shares and common stock equivalents	4,562,704	4,384,819

Diluted EPS	$.39	$.31

3.             Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000.  The proceeds are expected to be used for general Company purposes, which may include utilization in a stock repurchase program or to provide additional capital to First Community Bank.  Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors.  The wholly owned subsidiary trust will be consolidated in the Consolidated Financial Statements.  The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust.  The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital.

4.             Stock-Based Compensation

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

At March 31, 2003, the Company has two stock-based employee and director compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common tock on the date of grant.  The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2003	2002

Net income, as reported	$1,782	$1,379
Less total stock-based compensation expense determined under fair value method for all qualifying awards	4	3

Pro forma net income	$1,778	$1,376

Earnings per Share
Basic:
As reported	$0.41	$0.32
Pro forma	0.41	0.31
Diluted:
As reported	0.39	0.31
Pro forma	0.39	0.31

5.                                      Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE).  It define a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return.  The provisions of interpretation No. 46 are required to be applied immediately to VIE’s created after January 31, 2003.  The Company does not have any VIE and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operation.

Item 2                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company’s and its subsidiaries operating results and financial condition for the first quarter of 2003.  When warranted, comparisons are made to the same period in 2002, and to the previous year ended December 31, 2002.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2002, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands.

Forward-Looking Information

In addition to historical information, statements appearing in this report which are not historical in nature, including the discussions of the adequacy of the Company’s capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”).  Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking.  Forward-looking statements are subject to the risks and uncertainties that may cause actual future results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  The Company does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Quarterly Report, with respect to events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events.

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

Financial Condition

General

The Company’s consolidated total assets at March 31, 2003 of $464,921,000 represents a 2.0% decrease from December 31, 2002 assets of $474,450,000.  The decrease in assets was primarily caused by a decrease of cash in banks of nearly $8.4 million and a decrease in loans of $3.1 Million.  This was partially offset by an increase in loans held for sale of $2.8 million.  Other assets were largely unchanged.   Loan balances, net of allowance for credit losses, decreased $3,400,000 in the first quarter to $350,755,000 from $354,185,000 at December 31, 2002.

Loans

The composition of the loan portfolio is as follows (dollars in thousands):

	March 31 2003	December 31 2002

Commercial	$60,603	$64,716
Real Estate
Mortgage	212,161	207,346
Construction	69,401	70,385
Consumer	9,842	10,718
Small Loans	6,964	8,967
Total Loans	$358,971	$362,132

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, increased since December 31, 2002 by $1,834,000 as shown in the following table of non-performing assets (dollars in thousands):

	March 31 2003	December 31 2002

Non-accrual loans	$7,074	$6,543
Accruing loans past due 90 days or more	2,581	1,278
Foreclosed real estate	4,785	4,899
Other assets	99	55
	$14,539	$12,775

Non-accrual loans increased $531,000 during the first quarter of 2003.  Accruing loans past due 90 days or more increased $1,303,000 over the same period, centered in one loan of $1,689,000, for a warehouse facility located in Pierce County, Washington, that went over 90 days past due during the quarter.  Accruing loans past due 90 days or more are well secured and in the process of collection for the accrual of interest to continue.  These loans are monitored and may be reclassified as non-accrual as conditions warrant.  The percentage of non-performing loans to total loans increased to 2.69% on March 31, 2003 from 2.16% on December 31, 2002.

Allowance for Credit Losses

The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal and independent external credit reviews; and economic conditions.  All loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination.  These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level.  Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance.  If a loan becomes impaired, the Company’s loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan.   After reviewing the composition of the loan portfolio at March 31, 2003, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date.  An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.

The allowance for credit losses increased $269,000 in the first quarter of 2003, with the ratio of the allowance for credit losses to total loans at 2.28% on March 31, 2003, compared to 2.19% on December 31, 2002.  During the quarter an additional $577,000 was reserved for potential losses, and net charge-offs were $308,000, or 0.08% of the loan portfolio.  The charge-offs were centered in the Bank’s small loan portfolio.  Non-performing loans equated to 117.5% of the allowance for credit losses on March 31, 2003, compared to 98.4% on December 31, 2002.  Management believes the allowance is at an appropriate level.

Investment Portfolio

Investment securities decreased by $1,187,000, or 3.5% during the first quarter of 2003 to a total of $32,940,000.    The decrease in investment balances is due to maturity and prepayments on securities in the portfolio.  Although no securities were purchased during the first quarter, securities are purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Deposits and Borrowings

Total deposits decreased $11,392,000, or 3.0% in the three months ended March 31, 2003 to $372,815,000.  Increases were shown in savings and interest-bearing deposits while demand deposits and time deposits experienced decreases.  Short term borrowings have also been used as a funding source due to their relatively low cost as compared to time deposits.  Short term borrowings increased during the quarter by $1,060,000 to $17,607,000.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources are those assets that can be converted to cash with little or no risk of loss.  These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity.  At March 31, 2003, cash, deposits in banks, federal funds sold and securities available for sale totaled $62,573,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, borrowings and the issuance of capital and debt securities.  At March 31, 2003, borrowing lines of credit totaled $46,148,000.  These credit facilities are being used regularly as a source of funds. At March 31, 2003, $10,000,000 was borrowed against these lines of credit in the form of long term advances.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities, a decrease in loans outstanding and increase in short-tem borrowings.  As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2003 contributed $316,000 to liquidity compared to $2,567,000 for the three months ended March 31, 2002.  The majority of the Company’s funding comes from short-term borrowings.  Short-term borrowings provided $1,060,000 for the three months ended March 31, 2003 compared to $10,287,000 for the three months ended March 31, 2002.

Management believes the Bank’s liquidity position at March 31, 2003, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of the Company increased $1,132,000 during the first quarter of 2003.  The net income for the first quarter and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $778,000.  Capital decreases were the result of $1,175,000 worth of stock being repurchased and retired, the quarterly cash dividend paid to shareholders in the amount of $220,000 and a reduction in the market value of securities available for sale of $33,000 on an after-tax basis.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum “leverage” ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At March 31, 2003, the Company’s leverage ratio was 10.13%, compared to 11.60% at year-end 2002.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders’ equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At March 31, 2003, the Company’s Tier I capital ratio was 10.75%, and total capital was 12.01%.  At December 31, 2002 the Company’s Tier I capital ratio was 10.23% and the total capital ratio was 11.49%.

Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000.  The proceeds are expected to be used for general Company purposes, which may include utilization in a stock repurchase program or to provide additional capital to First Community Bank.  Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors.  The wholly owned subsidiary trust will be consolidated in the Consolidated Financial Statements.  The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust.  The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital.

Results of Operations

General

Net income for the three months ended March 31, 2003 was $1,782,000, compared to $1,379,000 for the three months ended March 31, 2002.

Net interest income increased $1,398,000, an increase of 26.8% for the three months ended March 31, 2003 over the same period for 2002.  The increase in the Company’s net interest income is primarily the result of the reduction in interest rates, and corresponding reduction in cost of funds.  The Company’s small loan product also impacted the growth in net interest income for the quarter.    This product’s contribution to net interest income grew to $1,432,000 in the first quarter of 2003 from $1,156,000 in the first quarter of 2002, a $276,000 increase.

The average volumes of both earning assets, primarily loans, and interest bearing liabilities, deposits, increased significantly due to the acquisition of Harbor Bank, N.A. in the fourth quarter of 2002.  The impact of this acquisition on average balances is evident in the year to year comparisons for the first quarters of 2002 and 2003.

Interest income for the three months ended March 31, 2003 increased $1,300,000, or 18.7%, from the same period of the prior year.   Increased volume of earning assets provided an additional $4,121,000 of interest income, which was partially offset by the $2,821,000 reduction in interest income due to the reduced earnings rate of these assets.   Average earning assets for the first three months of 2003 were $89,815,000, or 28.6% higher than in the same period of 2002.  The average rate earned on assets decreased from 8.95% in the first quarter of 2002 to 8.27% for the same period of 2003, a decrease of 68 basis points.

Total interest expense for the three months ended March 31, 2003 decreased $98,000, or 5.7%, from the comparable period of the prior year.  The decrease in the interest rate paid on deposits and borrowings, which declined 66 basis points, to 1.89% in the first quarter of 2003 from 2.55% in the first quarter of 2002, resulted in a reduction to interest expense of $1,372,000.  Of this amount, $1,274,000 was offset by an increase in the volume of these liabilities, which rose from an average of $273,003,000 in 2002 to $347,831,000 in 2003.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 10 basis points to 6.64% from 6.74% in the first quarter of 2003 compared to the same period in 2002.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

	2003			2002
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$370,528	$7,883	8.63%	$293,042	$6,629	9.17%
Federal funds sold	650	2	1.25%	224	2	1.81%
Investment securities	32,895	351	4.33%	20,992	305	5.91%
Total earning assets and interest income	$404,073	$8,236	8.27%	$314,258	$6,936	8.95%

Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$157,611	$(381)	0.98%	$129,040	$(411)	1.29%
Time deposits	142,638	(879)	2.50%	130,535	(1,234)	3.83%

Total interest bearing deposits	$300,249	$(1,260)	1.70%	$259,575	$(1,645)	2.57%

Other borrowings	47,582	(358)	3.05%	13,428	(71)	2.14%
Total interest bearing liabilities and interest expense	$347,831	$(1,618)	1.89%	$273,003	$(1,716)	2.55%

Net interest income		$6,618			$5,220

Net interest margin as a percent percentage of average earning assets:			6.64%			6.74%

An analysis of the change in net interest income is as follows for the three months ended March 31 (dollars in thousands):

	2003 compared to 2002 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:

Loans	$3,636	$(2,382)	$1,254

Federal funds sold and deposits in banks	3	(2)	1

Investment securities	482	(437)	45

Total interest income	4,121	(2,821)	1,300

Interest paid on:

Savings, NOW and MMA	370	(400)	(30)

Time deposits	658	(1,013)	(355)

Other borrowings	246	41	287

Total Interest expense	1,274	(1,372)	(98)

Net interest income	$2,847	$(1,449)	$1,398

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the quarter ended March 31, 2003 was $750,000, or 41.3% greater than the same period for 2002.  Service charges, primarily due to the increased relationships generated from the addition of Harbor Bank in the fourth quarter of 2002, increased $197,000, or 27.2%, over the first quarter of 2002.  Origination fees on mortgage loans sold continued a strong performance, increasing by $301,000, or 54.0% over the same period in 2002.  The increase in other income was due to a $219,000 gain on the sale of other real estate owned and a $32,000 increase in debit card revenues.

Non-interest expenses for the first quarter of 2003 increased by $1,571,000, or 35.6% over the first quarter of 2002.  Salaries and employee benefits increased by $881,000, or 38.9%, reflecting the additional employees related to the Harbor Bank acquisition as well as increased commission compensation associated with the large increase in origination fees on mortgage loans.  Occupancy expense which reflects the operation of the additional branches not in operation for the same period in 2002 increased $161,000, or 25.1%.  Other expense increased by $529,000, or 35.2% from the prior year, due to increased operational costs associated with the new branches and consulting costs associated with developing our brand strategy.

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

Selected comparative financial information for community banking and the small loan division, which are included in the overall financial results, as of and for the three months ended March 31, are as follows (dollars in thousands):

Three months ended March 31, 2003	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$4,886	$1,155	$6,041
Non-interest income	2,550	16	2,566
Non-interest expense	5,817	163	5,980
Income taxes	502	343	845
Net Income	$1,117	$665	$1,782
Total assets	$450,087	$14,834	$464,921
Total Loans	$352,007	$6,964	$358,971

Three months ended March 31, 2002	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$3,914	$685	$4,599
Non-Interest income	1,798	18	1,816
Non-Interest expense	4,204	205	4,409
Income taxes	477	150	627
Net Income	$1,031	$348	$1,379
Total assets	$354,221	$17,930	$372,151
Total Loans	$282,508	$5,123	$287,631

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

Management considers any asset or liability which matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well.  The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative.  If positive, more assets reprice before liabilities.  If negative, the reverse is true.  Gap analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customer responses to interest rate changes.  Currently the Bank’s interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin.

Interest Rate Gap Analysis
March 31, 2003

(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Loans	$157,971	$155,536	$45,464	$358,971
Securities:
Available for sale	4,514	18,842	8,417	31,773
Held to maturity	—	505	—	505
Federal funds sold	7,500	—	—	7,500
Interest bearing deposits with banks	66	—	—	66
Total Earning Assets	$170,051	$174,883	$53,881	$398,815

Deposits:
Savings, NOW and money market	$161,052	—	—	$161,052
Time deposits	103,188	$32,977	—	136,165
Short-term borrowings	17,607	—	—	17,607
Long-term debt	—	10,000	13,000	23,000

Total Interest Bearing Liabilities	$281,847	$42,977	—	$337,824

Net Interest Rate Sensitivity Gap	$(111,796)	$131,906	$40,881	$60,991

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

Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest.  These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable.  The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.  According to this model and its assumptions, the change in net interest income over a 12 month period in the event market interest rates were to immediately rise by 100 basis points is estimated to be a reduction of $1,520,000, or 5.5% of total estimated annual net interest income, whereas a decrease of 100 basis points is estimated to increase net interest income by $1,176,000, or 4.2%.

Item 4     Disclosure Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Principal Accounting Officer, have conducted an evaluation of the Company’s disclosure controls and procedures in accordance with rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “evaluation date”) within 90 days prior to the filing date of this report.  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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

PART II - OTHER INFORMATION

Item 6              Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibit is filed herewith, and this list constitutes the exhibit index:

99.1 Certification of CEO and Principal Accounting Officer under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Year-end 2002 Earnings Report filed January 29, 2003

Stock Repurchase Program filed March 5, 2003

First Community Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY FINANCIAL GROUP, INC.

(Registrant)

Date: May 14, 2003	By:	/s/ Ken F. Parsons

Ken F. Parsons

President, Chief Executive Officer

	By:	/s/ Catherine M. Reines

Catherine M. Reines

Chief Financial Officer

	By:	/s/ Thomas L. Dhamers

Thomas L. Dhamers

Principal Accounting Officer

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

Date May 14, 2003	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr. President, Chief Executive Officer

CERTIFICATION UNDER SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, Catherine M. Reines certify that:

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

Date May 14, 2003	/s/ Catherine M. Reines
Catherine M. Reines
Chief Financial Officer

CERTIFICATION UNDER SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, Thomas L. Dhamers certify that:

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

Date May 14, 2003	/s/ Thomas L. Dhamers
Thomas L. Dhamers
Principal Accounting Officer