Form 10-Q
period 2003-06-30
VENTURE FINANCIAL GROUP INC
filed 2003-08-14
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number     0-24024

Venture Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1277503
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

721 College Street. SE, P.O. Box 3800, Lacey, WA  98509
(Address of principal executive offices)

Issuer’s telephone number:    (360) 459-1100

First Community Financial Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)  ☐Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Outstanding at July 22, 2003
Common Stock	4,344,240

Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30	December 31
(Dollars in thousands)	2003	2002

Assets
Cash and due from banks	$31,281	$30,965
Interest bearing deposits in banks	593	76
Federal funds sold	6,100	7,000
Securities available for sale	32,554	33,622
Securities held to maturity	505	505
FHLB Stock	1,124	877
Loans held for sale	11,825	7,432

Loans	355,829	362,132
Allowance for credit losses	8,178	7,947
Net loans	347,651	354,185

Premises and equipment	11,614	11,141
Foreclosed real estate	8,520	4,899
Accrued interest receivable	1,766	1,884
Cash surrender value of life insurance	9,070	8,863
Intangible assets	11,653	11,708
Other assets	1,832	1,293

Total assets	$476,088	$474,450

Liabilities
Deposits:
Demand	$80,824	$82,267
Savings and interest bearing demand	166,881	156,031
Time deposits	128,365	145,909
Total deposits	376,070	384,207

Short term borrowing	19,135	16,547
Long term debt	29,000	24,000
Accrued interest payable	472	315
Other liabilities	5,848	5,172
Total liabilities	430,525	430,241

Stockholders’ Equity
Common stock, (no par value); 10,000,000 shares authorized, shares issued: 2003 - 4,342,002; 2002 - 4,389,236	26,342	28,430
Retained earnings	18,542	15,246
Accumulated other comprehensive income, net of tax	679	533
Total stockholders’ equity	45,563	44,209

Total liabilities and stockholders’ equity	$476,088	$474,450

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Interest income
Loans	$7,788	$6,689	$15,671	$13,318
Federal funds sold and deposits in banks	28	2	30	4
Investments	348	304	699	609
Total interest income	8,164	6,995	16,400	13,931

Interest Expense
Deposits	1,169	1,383	2,429	3,028
Other	381	81	739	152
Total interest expense	1,550	1,464	3,168	3,180

Provision for credit losses	622	364	1,199	985
Net interest income after provision
For credit losses	5,992	5,167	12,033	9,766

Non-interest income
Service charges on deposit accounts	935	749	1,855	1,472
Mortgage loans sold	990	496	1,848	1,053
Other operating income	524	583	1,312	1,119
Total non-interest income	2,449	1,828	5,015	3,644

Non-interest expense
Salaries and employee benefits	3,065	2,370	6,211	4,635
Occupancy and equipment	915	585	1,718	1,227
Other expense	1,671	1,636	3,702	3,188
Total non-interest expense	5,651	4,591	11,631	9,050

Operating income before income taxes	2,790	2,404	5,417	4,360

Income Taxes	836	760	1,681	1,370

Net income	$1,954	$1,644	$3,736	$2,990

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	179	(88)	146	(352)

Comprehensive Income	$2,133	$1,556	$3,882	$2,638

Earnings per Share Data
Basic earnings per share	$.45	$.38	$.85	$.68
Diluted earnings per share	$.43	$.37	$.82	$.67

Dividends declared per share	$0.05	$0.05	$0.05	$0.05

Weighted average number of common shares	4,381,335	4,375,446	4,380,932	4,374,824
Weighted average number of common shares, Including dilutive stock options	4,596,864	4,436,408	4,574,334	4,434,086

Return on average assets	1.66%	1.76%	1.57%	1.61%

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2002 and 2003
			Accumulated
			Other	Unearned
	Common	Retained	Comprehensive	KSOP
(Dollars in thousands)	Stock	Earnings	Income (Loss)	Shares	Total

Balance, December 31, 2001	$28,596	$9,912	$312	$(25)	$38,795

Net income	—	2,990	—	—	2,990

Stock options exercised	618	—	—	—	618

Stock repurchased	(950)	—	—	—	(950)

Cash dividend ($0.05 per share)	—	(440)	—	—	(440)

Other comprehensive loss	—	—	(352)	—	(352)

Net decrease in unearned KSOP shares	—	—	—	25	25

Balance, June 30, 2002	$28,264	$12,462	$(40)	$0	$40,686

Balance, December 31, 2002	$28,430	$15,246	$533	$0	$44,209

Net income	—	3,736	—	—	3,736

Stock options exercised	1,297	—	—	—	1,297

Stock repurchased	(3,385)	—	—	—	(3,385)

Cash dividend ($0.05 per share)	—	(440)	—	—	(440)

Other comprehensive income	—	—	146	—	146

Balance, June 30, 2003	$26,342	$18,542	$679	$0	$45,563

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities
Net Income	$3,736	$2,990
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	1,199	985
Depreciation and amortization	722	583
Amortization of other intangible assets	55	100
Increase in cash surrender value of life insurance	(207)	(101)
Income from mortgage loans sold	1,848	1,053
Other - net	(63)	(773)
Originations of loans held for sale	(77,252)	(41,701)
Proceeds from sales of loans held for sale	71,011	42,369
Net cash provided by operating activities	1,049	5,505

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(517)	2
Net (increase) decrease in Federal funds sold	900	(900)
Proceeds from maturities and prepayments of available-for-sale securities	1,226	2,479
Purchase of securities available for sale	—	(2,424)
Net (increase) decrease in loans	5,335	(5,607)
Proceeds from sale of other real estate	(3,405)	325
Additions to premises and equipment	(1,195)	(226)
Net cash provided (used) by investing activities	2,344	(6,351)

Cash Flows from Financing Activities
Net decrease in deposits	(8,137)	2,625
Net increase in short-term borrowings	2,588	1,624
Sale of common stock	1,297	618
Repurchase of common stock	(3,385)	(950)
Increase in long-term borrowings	5,000	1,000
Repayment of long-term borrowings	—	(25)
Payment of cash dividends	(440)	(440)
Net cash provided (used) by financing activities	(3,077)	4,452

Net change in cash and due from banks	316	3,606

Cash and Due from Banks:
Beginning of period	30,965	21,383

End of period	$31,281	$24,989

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,011	$3,301
Taxes	1,580	1,415

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$4,474	$727
Decrease in unearned KSOP shares	—	(25)
Fair value adjustment of securities available for sale, net	146	(352)

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including notes thereto, included in the Company’s 2002 Annual Report to Shareholders.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003.

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

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results.  This statement was effective for fiscal years ending after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements, and accordingly, the disclosure requirements are set forth in Note 4 — Stock Based Compensation.

2.                                      Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic EPS computation	$1,954	$1,644	$3,736	$2,990
Numerator — Net Income

Denominator — Weighted Average common shares outstanding	4,381,335	4,375,446	4,380,932	4,374,824

Basic EPS	$.45	$.38	$.85	$.68

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Diluted EPS computation	$1,954	$1,644	$3,736	$2,990
Numerator — Net Income
Denominator — Weighted average common shares outstanding	4,381,335	4,375,446	4,380,932	4,374,824

Effect of dilutive stock options	215,529	60,962	193,402	59,262

Weighted average common shares and common stock equivalents	4,596,864	4,436,408	4,574,408	4,434,086

Diluted EPS	$.43	$.37	$.82	$.67

3.             Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000.  The proceeds are expected to be used for general Company purposes, which may include utilization in a stock repurchase program or to provide additional capital to Venture Bank.  Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors.  The wholly owned subsidiary trust is consolidated in the Consolidated Financial Statements.  The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust.  The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital.

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

At June 30, 2003, the Company has two stock-based employee and director compensation plans.  The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended June 30:

	2003	2002

Net income, as reported	$3,736	$2,990
Less total stock-based compensation expense determined under fair value method for all qualifying awards	144	143

Pro forma net income	$3,592	$2,847

Earnings per Share
Basic:
As reported	$0.85	$0.68
Pro forma	0.82	0.65
Diluted:
As reported	0.82	0.67
Pro forma	0.79	0.65

5.              Recent Accounting Pronouncements

During the second quarter of 2003 the Financial Accounting Standards Board (FASB) issued the following new pronouncements.

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

6.              Subsequent Events

On July 15, the Company sold property that had been acquired as a result of a failed loan identified in 1999.  The sale resulted in a $2,100,000 “Gain on Sale of Asset” and will be reflected in the Company’s third quarter results as “Other noninterest income”.  The sale of this property reduces the Company’s Nonperforming assets from $13,394,000 reported at June 30, 2003 to $10,144,000.   This transaction should increase third quarter earnings per share by approximately $.33.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company’s and its subsidiaries operating results and financial condition for the first six month of and period ended June 30, 2003.  When warranted, comparisons are made to the same period in 2002, and to the previous year ended December 31, 2002.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2002, which contains additional statistics and explanations.  All numbers in tables, except per share data, are expressed in thousands.

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

Financial Condition

General

The Company’s consolidated total assets at June 30, 2003 of $476,088,000 represents a .35% increase from December 31, 2002 assets of $474,450,000.  The increase in assets was caused by an increase in loans held for sale of $4,393,000 and foreclosed real estate of $3,621,000, offset by a reduction in the Company’s loan portfolio of $6,303,000.  Other assets were largely unchanged.   The increase in loans held for sale is largely attributed to the favorable interest rates on one-to-four family residential mortgages while the increase in foreclosed real estate is primarily attributed to the acquisition of one foreclosed property in the second quarter 2003.

Loans

The composition of the loan portfolio is as follows (dollars in thousands):

	June 30 2003	December 31 2002
Commercial	$59,246	$64,716

Real Estate

Mortgage	207,683	207,346

Construction	71,625	70,385

Consumer	8,593	10,718

Small Loans	8,682	8,967

Total Loans	$355,829	$362,132

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2002 by $3,123,000 as shown in the following table of non-performing assets (dollars in thousands):

	June 30	December 31
	2003	2002

Non-accrual loans	$3,450	$6,543
Accruing loans past due 90 days or more	1,248	1,278
Foreclosed real estate	8,520	4,899
Other assets	176	55
	$13,394	$12,775

The percentage of non-performing loans to loans decreased to 1.32% on June 30, 2003 from 2.16% on December 1, 2002.  Non-accrual loans decreased $3,093,000 during the first six months of 2003, while foreclosed real estate and other assets increased $3,742,000 during the same period.  The reduction in non-accrual loans and increase in foreclosed real estate is primarily attributed to one credit that was transferred to foreclosed real estate in the second quarter of 2003.

Accruing loans past due 90 days or more are well secured and in the process of collection for the accrual of interest to continue.  These loans are monitored and may be classified as non-accrual as conditions warrant.

Allowance for Credit Losses

The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans and commitments to extend credit.  Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions.  All loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination.  These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level.  Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance.  If a loan becomes impaired, the Company’s loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan.   After reviewing the composition of the loan portfolio at June 30, 2003, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date.  An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors.   Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses increased $231,000 for the first six months of 2003, with the ratio of the allowance for credit losses to loans at 2.30% on June 30, 2003, compared to 2.19% on December 31, 2002.  During the first six months an additional $1,199,000 was reserved for potential losses, and net charge-offs were $968,000, or .27 % of the loan portfolio.  The charge-offs were centered in the Bank’s small loan portfolio.  The allowance for credit losses to nonperforming loans was 174.0% on June 30, 2003, compared to 101.61% on December 31, 2002.  Management believes the allowance is at an appropriate level.

Investment Portfolio

Investment securities decreased by $1,068,000, or 3.2% during the first six months of 2003 to a total of $32,554,000.    The decrease in investment balances is due to maturity and prepayments on securities in the portfolio.  Although no securities were purchased during the first six months, securities are purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Deposits and Borrowings

Total deposits decreased $8,137,000, or 2.1% in the six months ended June 30, 2003 to $376,070,000.  Savings and interest-bearing deposit accounts reflected a $10,850,000 increase while time and demand deposits experienced a $17,544,000 and $1,443,000 decrease respectively.  Short term borrowings have also been used as a funding source due to their relatively low cost as compared to time deposits.  Short term borrowings increased in the first six months by $2,588,000 to $19,135,000.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquidity is generated from both internal and external sources.  Internal sources are those assets that can be converted to cash with little or no risk of loss.  These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity.  At June 30, 2003, cash, deposits in banks, federal funds sold and securities available for sale totaled $70,528,000.  External sources refer to the ability to attract new liabilities and capital.  They include increasing savings and demand deposits, federal funds purchased, borrowings, and the issuance of capital and debt securities.  At June 30, 2003, borrowing lines of credit totaled $48,553,000.  These credit facilities are being used regularly as a source of funds. At June 30, 2003, $10,000,000 was borrowed against these lines of credit in the form of long term advances.

Cash flows from operations contributed to liquidity as well as proceeds from maturities of securities, a net decrease in loans outstanding, an increase in short-term and long-term borrowings and sale of common stock.  As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2003 contributed $1,049,000 to liquidity compared to $5,505,000 for the six months ended June 30, 2002.  Short-term and long-term borrowings provided $7,588,000 for the six months ended June 30, 2003 compared to $2,624,000 for the six months ended June 30, 2002.  In the stock repurchase program, $3,385,000 of the funds provided were used to repurchase common stock of the Company.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market.  On June 18, 2003, the Company’s board of directors authorized an additional 37,420 shares of stock be added to the stock repurchase program.  Under the program the Company expects to buy a total of approximately 125,000 shares of the Company’s common stock or approximately 3% of the total common shares currently outstanding.  As of June 30, 2003 the Company had repurchased 109,144 shares at a cost of $2,212,000.  There are 15,856 shares left for repurchase.

Management believes the Bank’s liquidity position at June 30, 2003, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of the Company increased $1,354,000 or 3.1% during the first six months of 2003.  The net income for the first six months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $1,297,000 and an increase in the market value of securities available for sale of $146,000 on an after-tax basis.  Capital decreases were the result of $3,385,000 worth of stock being repurchased and retired and the first two quarterly cash dividends paid to shareholders totaling $440,000

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets.  Regulations require banks and holding companies to maintain a minimum “leverage” ratio (primary capital ratio) of total assets.  For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%.  At June 30, 2003, the Company’s leverage ratio was 11.43%, compared to 11.60% at year-end 2002.  In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common stockholders’ equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets.  The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%.  At June 30, 2003, the Company’s Tier I capital ratio was 11.93%, and total capital was 13.19%.  At December 31, 2002 the Company’s Tier I capital ratio was 10.23% and the total capital ratio was 11.49%.

Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000.  The proceeds are expected to be used for general Company purposes, which may include utilization in a stock repurchase program or to provide additional capital to Venture Bank.  Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors.  The wholly owned subsidiary trust is consolidated in the Consolidated Financial Statements.  The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust.  The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds will qualify as Tier 1 capital.

Results of Operations

General

Net income for the six months ended June 30, 2003 increased 25% to $3,736,000, compared to $2,990,000 for the same period in 2002 The increase in net income can be primarily attributed to increased interest income due to the loans acquired with the purchase of Harbor Bank in Gig Harbor in October 2002 and increased fees earned on mortgage loans sold.

Net interest income increased $2,481,000, an increase of 23.08% for the six months ended June 30, 2003 over the same period for 2002.  The increase in the Company’s net interest income is primarily the result of increased loan volumes due to the acquisition of Harbor Bank and a reduction in interest rates causing a corresponding reduction in cost of funds.  The Company’s small loan product also impacted the growth in net interest income for the period.    This product’s contribution to net interest income grew to $2,856,000 in the first six months of 2003 from $2,257,000 during the same period in 2002, a $599,000 or 27% increase.

The average volumes of both earning assets, primarily loans, and interest bearing liabilities, deposits, increased significantly due to the acquisition of Harbor Bank, N.A. in the fourth quarter of 2002.  The impact of this acquisition on average balances is evident in the year to year comparisons for the first six months of 2002 and 2003.

Interest income for the six months ended June 30, 2003 increased $2,469,000, or 17.7%, from the same period in the prior year.  Increased volume of earning assets provided an additional $3,532,000 of interest income for the first six months, which was partially offset by a $1,063,000 reduction in interest income due to the reduced earnings rate of these assets.   Average earning assets for the first six months of 2003 were $91,000,000 or 29.0% higher than in the same period of 2002.  The average rate earned on assets decreased to 8.12% in the first six months of 2003 from 8.89% for the same period in 2002, a decrease of 77 basis points.

Interest income for the three months ended June 30, 2003 increased $1,169,000, or 16.7%, from the same period in the prior year.  Increased volume of earning assets provided an additional $1,731,000 of interest income for the period, which was partially offset by a $562,000 reduction in interest income due to the reduced earnings rate of these assets.   Average earning assets for the first six months of 2003 were $91,300,000 or 29.0% higher than in the same period of 2002.  The average rate earned on assets decreased to 8.00% from 8.82% for the same period in 2002, a decrease of 82 basis points.

Total interest expense for the six months ended June 30, 2003 decreased $12,000, or.38%, from the comparable period in the prior year.  The decrease in the interest rate paid on deposits and borrowings, which declined 40 basis points, to 1.94% in the first six months of 2003 from 2.34% in the first six months of 2002, resulted in a reduction to interest expense of $62,000.  Of this amount, $50,000 was offset by an increase in the volume of these liabilities, which rose from an average of $274,532,000 in 2002 to $329,406,000 in 2003.

Total interest expense for the three months ended June 30, 2003 decreased $86,000, or 5.9%, from the comparable period in the prior year.  The decrease in the interest rate paid on deposits and borrowings, which declined 22 basis points, to 1.92% for the quarter ended June 30, 2003 from 2.14% for the same period in 2002, resulted in a reduction to interest expense of $115,000.  Of this amount, $201,000 was offset by an increase in the volume of these liabilities, which rose from an average of $274,168,000 in 2002 to $324,040,000 in 2003.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 31 basis points to 6.55% from 6.86% in the first six months of 2003 compared to the same period in 2002 and decreased by 49 basis points to 6.48% from 6.97% for the quarter ended June 30, 2003 compared to the same quarter in 2002.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):

	2003			2002
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)(a)	$386,036	$15,671	8.59%	$294,994	$13,318	9.10%
Federal funds sold	5,941	30.98%		386	4	1.57%
Investment securities(b)	33,392	699	4.23%	20,490	609	6.00%
Total earning assets and interest income	$407,369	$16,400	8.12%	$315,870	$13,931	8.89%
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$160,235	$(749)	0.94%	$129,873	$(827)	1.28%
Time deposits	138,194	(1,680)	2.45%	129,339	(2,201)	3.43%
Total interest bearing deposits	$298,249	$(2,429)	1.64%	$259,212	$(3,028)	2.36%
Other borrowings	30,977	(739)	4.81%	15,320	(152)	2.28%
Total interest bearing liabilities and interest expense	$329,406	$(3,168)	1.94%	$274,532	$(3,180)	2.34%

Net interest income		$13,232			$10,751
Net interest margin as a percent of average earning assets:			6.55%			6.86%

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

	2003 compared to 2002
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans(c)	$3,054	$(701)	$2,353
Federal funds sold and deposits in banks	27	(1)	26
Investment securities	170	(80)	90
Total interest income	3,532	(1,063)	1,300
Interest paid on:
Savings, NOW and MMA	567	(645)	(78)
Time deposits	164	(685)	(521)
Other borrowings	456	131	587
Total Interest expense	(62)	50	(12)
Net interest income	$3,594	$(1,113)	$2,481

(a)  Average loan balance includes nonaccrual loans.  Interest income on nonaccrual loans has been included.

(b)  The yield on investment securities is calculated using historical cost basis.

(c)  Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended June 30 (dollars in thousands):

	2003			2002
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$365,572	$7,788	8.54%	$296,925	$6,689	9.04%
Federal funds sold	8,847	28	1.27%	547	2	1.47%
Investment securities	34,999	348	3.99%	20,640	304	5.91%
Total earning assets and interest income	$409,418	$8,164	8.00%	$318,111	$6,995	8.82%
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money Market Deposits	$162,831	$(368)	0.91%	$130,696	$(416)	1.28%
Time deposits	133,799	(801)	2.40%	128,152	(967)	3.03%
Total interest bearing deposits	$296,630	$(1,169)	1.58%	$258,848	$(1,383)	2.14%
Other borrowings	27,410	(381)	5.58%	15,320	(81)	2.12%
Total interest bearing liabilities and interest expense	$324,040	$(1,550)	1.92%	$274,168	$(1,464)	2.14%

Net interest income		$6,614			$5,531
Net interest margin as a percent of average earning assets:			6.48%			6.97%

An analysis of the change in net interest income is as follows for the three months ended June 30 (dollars in thousands):

	2003 compared to 2002
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$1,437	$(338)	$1,099
Federal funds sold and deposits in banks	26	(1)	25
Investment securities	83	(39)	44
Total interest income	1,731	(562)	1,169
Interest paid on:
Savings, NOW and MMA	268	(316)	(48)
Time deposits	45	(211)	(166)
Other borrowings	98	202	300
Total Interest expense	201	(115)	86
Net interest income	$1,529	$(446)	$1,083

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the six months ended June 30, 2003 was $1,371,000, or 37.6% greater than the same period for 2002.  Service charges increased $383,000, or 26.0%, over the first six months of 2002.  Fees on mortgage loans sold increased by $795,000, or 75.5% over the same period in 2002.

Non-interest income for the quarter ended June 30, 2003 was $621,000, or 34.0% greater than the same period for 2002.  Service charges increased $186,000, or 25.0%, over the same period in 2002.  Fees on mortgage loans sold increased by $494,000, or 100% over the same period in 2002.  The year-to-date and quarter-to-date increase over the same period in 2002 can be attributed to the increased service charges primarily due to the increased relationships generated from the addition of Harbor Bank in the fourth quarter of 2002 and a continued a strong performance in fees generated on mortgage loans sold.

Non-interest expense, for the first six months of 2003, increased by $2,581,000 or 29.0% over the same period in 2002.  Non-interest expense for the quarter ended June 30 2003 increased by $1,060,000 or 23% over the same period in 2002.  Salaries and employee benefits for the first six months of 2003 increased by $1,576,000, or 34.0% over the same six month period in 2002 and increased $695,000 or 29% for the quarter ended June 30 2003 over the quarter ended June 30, 2002.  Both increases reflect the additional employees related to the Harbor Bank acquisition as well as increased commission compensation associated with the large increase in mortgage loan originations.  The change in occupancy expense which reflects the operation of two additional Harbor Bank branches not in operation for the same period in 2002 increased $491,000, or 40.0% for the first six months of 2003 and $330,000 or 56% for the quarter ended June 30, 2003 over the same period in 2002.  For the first six months other expense increased by $514,000, or 16.0% compared to the prior year.  This fluctuation was due to increased asset size and costs associated with developing the Company’s branding strategy, reduced by a business and occupation tax refund received in the second quarter of 2003.

Business Segment Reporting

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000.  Community banking consists of all lending, deposit and administrative operations conducted through its 21 offices in Washington State.  The small loan division provides small, short-term consumer loans to customers in Alabama and Arkansas.

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

Selected comparative financial information for community banking and the small loan division, which are included in the overall financial results, as of and for the six months ended June 30, are as follows (dollars in thousands):

Six months ended June 30, 2003	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$10,231	$2,257	$12,488
Non-interest income	4,628	11	4,639
Non-interest expense	10,866	255	11,121
Income taxes	1,180	742	1,922
Net Income	$2,814	$1,271	$4,085
Total assets	$455,104	$20,564	$475,668
Total Loans	$359,066	$8,682	$367,748

Six months ended June 30, 2002	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$3,914	$685	$4,599
Non-Interest income	1,798	18	1,816
Non-Interest expense	4,204	205	4,409
Income taxes	477	150	627
Net Income	$1,031	$348	$1,379
Total assets	$354,221	$17,930	$372,151
Total Loans	$282,508	$5,123	$287,631

Regulatory Developments

Three recent legislative and regulatory developments may impact the operations and earnings generated by the small loan division.

The Alabama legislature recently enacted the Deferred Presentment Services Act.  The Act creates a regulatory framework within which licensed, non-bank lenders may now make small loans in Alabama.  Among other things, the Act authorizes such lenders to charge a loan fee of up to 17.5% of the amount advanced.  Through its relationship with Advance America, the Bank currently offers loans in Alabama and charges a loan fee of up to 15% of the amount advanced, the maximum amount allowed under Washington law.   Due to changes in Alabama law, the Bank and Advance America terminated the original Marketing and Servicing Agreement effective July 11, 2003.  The terms of the termination agreement include Advance America continuing to remit to the Bank a portion of the fees earned for the period July 11, 2003 through October 31, 2003, the termination date of the original agreement.  The fee structure was established to keep the Bank financially whole as if the Bank had continued in the small loan program in Alabama through the original agreement termination date.

The Washington State legislature recently passed amendments to the Check Cashers and Sellers Act, the law that authorizes small loans in Washington.  Among other changes, the amendments increase the maximum small loan amount from $500 to $700 (with lower fees allowed on any amounts over $500), allows borrowers to rescind a loan within one business day, and requires lenders to offer payment plans to certain repeat borrowers.  While the amendments may cause an increase in certain administrative expenses, we do not anticipate that they will have a material impact on our small loan operations.

The Federal Deposit Insurance Corporation (FDIC) recently issued Guidelines for state chartered, nonmember banks that participate in small loan programs with third party contractors.  The Guidelines cover safety and soundness considerations, including loan concentrations, capital adequacy, allowance for loan and lease losses (ALLL), and loan classification guidelines.  Compliance considerations, such as Community Reinvestment Act performance, Truth in Lending, and consumer privacy are also covered.  The Guidelines allow examiners wide discretion to review and, where necessary, criticize a bank’s loan program based upon these considerations.  Where serious deficiencies exist, the FDIC may order a bank to discontinue its small loan program.

The Guidelines will certainly increase the regulatory scrutiny of the Bank’s small loan program.  While we do not believe that grounds exist for the FDIC to order the Bank to curtail or discontinue its small loan program, it is likely that the increased regulatory scrutiny will add to the Bank’s compliance burdens and costs.  It may also cause the Bank to evaluate the extent of its continued participation in the small loan business.

The Company is taking steps to forestall any negative effect that may occur from these developments, including the discussions regarding provision of small loan programs with Advance America and other small loan providers in other states and the introduction of replacement programs.  While the Company believes it will be able to ameliorate any negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful.  Because of the significance of the small loan division to the Company’s earnings, unsuccessful or delayed substitution of other states, providers or programs could have a material adverse effect on the Company’s earnings.

Item 3     Quantitative and Qualitative Disclosure About Market Risk

The Company’s results of operation are dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a risk that could have a material effect on the Company’s financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses.  An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include repayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  At June 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002.  For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Interest Rate Gap Analysis
June 30, 2003

(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Loans	$187,249	$143,327	$33,628	$364,204
Securities:
Available for sale	3,792	24,073	4,647	32,512
Held to maturity	—	505	—	505
Federal funds sold	6,100	—	—	6,100
Interest bearing deposits with banks	593	—	—	593
Total Earning Assets	$197,734	$167,905	$38,275	$403,914

Deposits:
Savings, NOW and money market	$166,881	$—	$—	$166,881
Time deposits	91,594	15,189	21,582	128,365
Short-term borrowings	19,135	—	—	19,135
Long-term debt	—	10,000	19,000	29,000

Total Interest Bearing Liabilities	$277,610	$25,189	40,582	$343,381

Net Interest Rate Sensitivity Gap	($79,876)	$142,716	$(2,307)	$60,553

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

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders.

(a)                                  The Company’s Annual Shareholders’ Meeting was held on May 22, 2003

(b)                                 Not Applicable

(c)                                  A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)	Election of three Directors for terms expiring in 2006 or until their successors have been elected and qualified.

	Directors:

	Jewell C. Manspeaker —
	Votes Cast For:	3,577,213
	Votes Cast Against:	—
	Votes Withheld:	36,716

	Patrick L. Martin —
	Votes Cast For:	3,588,573
	Votes Cast Against:	—
	Votes Withheld:	25,356

	Ken F. Parsons, Sr. —
	Votes Cast For:	3,594,885
	Votes Cast Against:	—
	Votes Withheld:	19,044

(2)	Amendment to the Employee Stock Option Plan
	Votes Cast For:	3,289,448
	Votes Cast Against:	133,452
	Abstentions:	191,029

(d)                                 None

Item 6     Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibit is filed herewith, and this list constitutes the exhibit index:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

Change in Registrant’s Certifying Accountant filed April 1, 2003

Hiring of Chief Financial Officer filed May 2, 2003

Change of Corporate Names filed May 29, 2003

First Quarter 2003 Earnings Release filed May 29, 2003

Additional Shares for Repurchase Added to the Stock Repurchase Program filed June 27, 2003

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

Date: August 13, 2003	By:	/s/ Ken F. Parsons

Ken F. Parsons

President, Chief Executive Officer

	By:	/s/ Catherine M. Reines

Catherine M. Reines

Chief Financial Officer