Form 10-Q
period 2003-09-30
VENTURE FINANCIAL GROUP INC
filed 2003-11-14
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 #9; #9;

For the transition period from _________ to _________

Commission File Number 0-24024

Venture Financial Group, Inc.
 (Exact name of registrant as specified in its charter)
Washington	91 -1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

721 College Street. SE, P.O. Box 3800, Lacey, WA 98509
(Address of principal executive offices)

Issuer's telephone number: (360) 459-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: X Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) __Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Title of Class	Outstanding at October 27, 2003
Common Stock	4,351,915

Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Dollars in thousands)
	September 30	December 31
	2003	2002
	(Unaudited)
Assets
Cash and due from banks	$17,969	$30,965
Interest bearing deposits in banks	985	76
Federal funds sold	3,600	7,000
Securities available for sale	86,646	33,622
Securities held to maturity	504	505
FHLB Stock	1,139	877
Loans held for sale	6,141	7,432

Loans	355,936	362,132
Allowance for credit losses	7,787	7,947
Net loans	348,149	354,185

Premises and equipment	11,919	11,141
Foreclosed real estate	2,256	4,899
Accrued interest receivable	1,967	1,884
Cash surrender value of life insurance	12,958	8,863
Intangible assets	11,626	11,708
Other assets	1,251	1,293

Total assets	$507,110	$474,450

Liabilities
Deposits:
Demand	$86,328	$82,267
Savings and interest bearing demand	176,617	156,031
Time deposits	122,143	145,909
Total deposits	385,088	384,207

Short term borrowing	24,821	16,547
Long term debt	42,000	24,000
Accrued interest payable	444	315
Other liabilities	6,529	5,172
Total liabilities	458,882	430,241

Stockholders' Equity
Common stock, (no par value); 10,000,000 shares authorized,	26,458	28,430
shares issued: 2003 - 4,351,915; 2002 - 4,389,236
Retained earnings	21,534	15,246
Accumulated other comprehensive income, net of tax	236	533
Total stockholders' equity	48,228	44,209

Total liabilities and stockholders' equity	$507,110	$474,450

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002
Interest income
Loans	$6,944	$6,987	$22,615	$20,305
Federal funds sold and deposits in banks	30	17	60	21
Investments	545	323	1,244	932
Total interest income	7,519	7,327	23,919	21,258

Interest Expense
Deposits	1,116	1,403	3,545	4,431
Other	391	229	1,130	381
Total interest expense	1,507	1,632	4,675	4,812

Provision for credit losses	654	623	1,853	1,608

Net interest income after provision
For credit losses	5,358	5,072	17,391	14,838

Non-interest income
Service charges on deposit accounts	932	768	2,787	2,240
Mortgage loans sold	920	662	2,768	1,715
Other operating income	3,303	610	4,615	1,729
Total non-interest income	5,155	2,040	10,170	5,684

Non-interest expense
Salaries and employee benefits	3,198	2,451	9,409	7,086
Occupancy and equipment	813	620	2,531	1,847
Other expense	1,636	1,593	5,338	4,781
Total non-interest expense	5,647	4,664	17,278	13,714

Operating income before income taxes	4,866	2,448	10,283	6,808

Income Taxes	1,571	799	3,252	2,169

Net income	$3,295	$1,649	$7,031	$4,639

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities
arising during the period	(443)	274	(297)	(77)

Comprehensive Income	$2,852	$1,923	$6,734	$4,562

Earnings per Share Data
Basic earnings per share	$0.76	$0.38	$1.60	$1.06
Diluted earnings per share	$0.72	$0.37	$1.53	$1.04
Dividends declared per share	$0.07	$0.05	$0.17	$0.15

Weighted average number of common shares	4,347,253	4,381,902	4,386,039	4,377,210
Weighted average number of common shares,
Including dilutive stock options	4,569,043	4,490,330	4,593,126	4,445,626
Return on average assets	2.71%	1.70%	1.98%	1.64%

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30, 2002 and 2003

			Accumulated
			Other	Unearned
	Common	Retained	Comprehensive	KSOP
	Stock	Earnings	Income (Loss)	Shares	Total

Balance, December 31, 2001	$28,596	$9,912	$312	$(25)	$38,795

Net income	- -	4,639	- -	- -	4,639

Stock options exercised	707	- -	- -	- -	707

Stock repurchased	(950)	- -	- -	- -	(950)

Cash dividend ($0.15 per share)	- -	(659)	- -	- -	(659)

Other comprehensive loss	- -	- -	(77)	- -	(77)

Net decrease in unearned
KSOP shares	- -	- -	- -	25	25

Balance, September 30, 2002	$28,353	$13,892	$235	$0	$42,480

Balance, December 31, 2002	$28,430	$15,246	$533	$0	$44,209

Net income	- -	7,031	- -	- -	7,031

Stock options exercised	1,429	- -	- -	- -	1,429

Stock repurchased	(3,401)	- -	- -	- -	(3,401)

Cash dividend ($0.17 per share)	- -	(743)	- -	- -	(743)

Other comprehensive loss	- -	- -	(297)	- -	(297)

Balance, September 30, 2003	$26,458	$21,534	$236	$0	$48,228

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)
	Nine months ended September 30
	2003	2002

Cash Flows from Operating Activities
Net Income	$7,031	$4,639
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	1,853	1,608
Depreciation and amortization	1,101	861
Amortization of other intangible assets	82	150
Increase in cash surrender value of life insurance	(4,095)	(302)
Income from mortgage loans sold	(2,768)	1,715
Gain on sale of other real estate owned	(2,606)	- -
Other - net	1,533	(1,417)
Originations of loans held for sale	(113,523)	(66,979)
Proceeds from sales of loans held for sale	117,582	62,226
Net cash provided by operating activities	6,190	2,501

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(909)	2
Net (increase) decrease in Federal funds sold	3,400	(3,000)
Proceeds from maturities and prepayments of available-for-sale securities	4,838	5,658
Purchase of securities available for sale	(58,466)	(12,279)
Net (increase) decrease in loans	2,796	(15,446)
Proceeds from sale of other real estate	6,594	325
Additions to premises and equipment	(1,879)	(478)
Net cash provided (used) by investing activities	(43,626)	(25,218)

Cash Flows from Financing Activities
Net increase in deposits	881	8,357
Net increase in short-term borrowings	8,274	3,362
Sale of common stock	1,429	707
Repurchase of common stock	(3,401)	(950)
Increase in long-term borrowings	18,000	14,403
Repayment of long-term borrowings	- -	(575)
Payment of cash dividends	(743)	(659)
Net cash provided (used) by financing activities	24,440	24,645

Net change in cash and due from banks	(12,996)	1,928

Cash and Due from Banks:
Beginning of period	30,965	21,383

End of period	$17,969	$23,311

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,546	$4,794
Taxes	2,188	2,215

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$4,986	$727
Decrease in unearned KSOP shares	- -	(25)
Fair value adjustment of securities available for sale, net	(297)	(77)

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands except per share amount)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including notes thereto, included in the Company's 2002 Annual Report to Shareholders. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003.

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

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This statement was effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements, and accordingly, the required disclosures are set forth below.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements where the grant price is equal to market price. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

At September 30, 2003, the Company has two stock-based employee and director compensation plans. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended September 30:

	2003	2002

Net income, as reported	$7,031	$4,639
Less total stock-based compensation expense determined
under fair value method for all qualifying awards	95	107

Pro forma net income	$6,936	$4,532

Earnings per Share
Basic:
As reported	$1.60	$1.06
Pro forma	1.58	1.04
Diluted:
As reported	1.53	1.04
Pro forma	1.51	1.02

2. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic EPS computation Numerator - Net Income	$ 3,295	$ 1,649	$ 7,031	$ 4,639

Denominator - Weighted Average common shares outstanding	4,347,253	4,381,902	4,386,039	4,377,210

Basic EPS	$ .76	$ .38	$ 1.60	$ 1.06

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Diluted EPS computation Numerator - Net Income	$ 3,295	$ 1,649	$ 7,031	$ 4,639

Denominator - Weighted average common shares outstanding	4,347,253	4,381,902	4,386,039	4,377,210

Effect of dilutive stock options	221,790	108,428	207,087	68,416

Weighted average common shares and common stock equivalents	4,569,043	4,490,330	4,593,126	4,445,626

Diluted EPS	$ .72	$ .37	$ 1.53	$ 1.04

3. Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910. The proceeds are being used for general Company purposes, including utilization in the stock repurchase program and potentially to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. The wholly owned subsidiary trust is consolidated in the Consolidated Financial Statements. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-third of total capital adjusted for accumulated other comprehensive income, will qualify as Tier 1 capital.

4. Recent Accounting Pronouncements

No new accounting pronouncements were issued in the third quarter 2003.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries operating results and financial condition for the first nine months of and period ended September 30, 2003. When warranted, comparisons are made to the same period in 2002, and to the previous year ended December 31, 2002. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2002, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

Forward-Looking Information

In addition to historical information, statements appearing in this report which are not historical in nature, including the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PLSRA"). Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Forward-looking statements are subject to the risks and uncertainties that may cause actual future results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Quarterly Report, with respect to events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events.

Such risks and uncertainties with respect to the Company include, among others, those related to the general economic environment, particularly in the region in which the Company operates, competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits, loss of customers of greatest value to the Bank, litigation or other losses, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements, changes in prevailing interest rates that could lead to decreased net interest margin, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, changes in technology or required investments in technology, and the availability of and costs associated with sources of liquidity.

Financial Condition

General

The Company's consolidated assets at September 30, 2003 totaling $507,110,000 represents a 6.88% increase from December 31, 2002 assets totaling $474,450,000. The increase in assets was caused by an increase in securities available for sale of $53,024,000 and cash value of life insurance of $4,095,000, offset by a reduction in cash and due from banks in the amount of $12,996,000, loans in the amount of $6,196,000 and fed funds sold of $3,400,000. Other assets were largely unchanged.

Loans

The composition of the loan portfolio was as follows (dollars in thousands):

	September 30 2003	December 31 2002
Commercial	$56,375	$64,716
Real Estate
Commercial	201,008	191,960
Mortgage	10,068	15,386
Construction	78,702	70,385
Consumer	7,120	10,718
Small Loans	2,663	8,967
Total Loans	$355,936	$362,132

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2002 by $5,072,000 as shown in the following table of non-performing assets (dollars in thousands):

	September 30	December 31
	2003	2002

Non-accrual loans	$2,749	$6,543
Accruing loans past due 90 days or more	- -	1,278
Foreclosed real estate	2,256	4,899
Other assets	27	55
	$5,032	$12,775

The percentage of non-performing loans to total loans decreased to .77% on September 30, 2003 from 2.16% on December 31, 2002. Non-accrual loans decreased $3,794,000 during the first nine months of 2003, while foreclosed real estate and other assets decreased $2,643,000 during the same period. The reduction in foreclosed real estate is primarily attributed to one property the Company sold in July 2003. The property had been acquired as a result of a failed loan identified in 1999. The reduction in non-accrual loans is attributed to the Company's special credits team and the increased attention paid to the Company's non-accrual portfolio.

The Company has no loans past due 90 days or more continuing to accrue interest.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at September 30, 2003, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses decreased $160,000 for the first nine months of 2003, with the ratio of the allowance for credit losses to loans at 2.15% on September 30, 2003, compared to 2.19% on December 31, 2002. During the first nine months, an additional $1,853,000 was reserved for potential losses, and net charge-offs were $2,013,000, or .56% of the loan portfolio. The charge-offs were primarily in the Bank's small loan portfolio. The allowance for credit losses to nonperforming loans was 283.27% on September 30, 2003, compared to 101.61% on December 31, 2002. Management believes the allowance is at an appropriate level.

Investment Portfolio

Investment securities increased $53,024,000, or 157.71% during the first nine months of 2003 to a total of $86,646,000. The increase in securities available for sale is primarily attributed to a large security transaction that occurred in the third quarter of 2003. The securities were funded primarily out of due from accounts and fed funds sold with additional funding from the decrease in loan balances and borrowed funds. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Deposits and Borrowings

Total deposits increased $881,000, or .23% in the nine months ended September 30, 2003 to $385,088,000. Savings and interest-bearing deposit accounts and non-interest bearing demand increased $20,586,000 and $4,061,000 respectively while time deposits decreased $23,766,000. Short term and long term borrowings have also been used as a funding source due to their relatively low cost as compared to time deposits. Short term borrowings increased in the first nine months by $8,274,000 to $24,821,000 while long term borrowings increased in the first nine months by $18,000,000 to $42,000,000.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 2003, cash, deposits in banks, federal funds sold and securities available for sale totaled $109,200,000. External sources refer to the ability to access new borrowings and capital. They include increasing savings and demand deposits, federal funds purchased, borrowings, and the issuance of capital and debt securities. At September 30, 2003, borrowing lines of credit totaled $48,553,000. These credit facilities are being used regularly as a source of funds. At September 30, 2003, $10,000,000 was borrowed against these lines of credit in the form of long term advances.

Cash flows from operations contributed to liquidity as well as proceeds from maturities of securities, a net decrease in loans outstanding, net proceeds from the sale of other real estate, an increase in short-term and long-term borrowings and sale of common stock. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2003 contributed $6,190,000 to liquidity compared to $2,501,000 for the nine months ended September 30, 2002. Short-term and long-term borrowings provided $26,274,000 for the nine months ended September 30, 2003 compared to $17,765,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 $3,401,000 of the funds provided were used to repurchase common stock of the Company compared to $950,000 for the same period in 2002.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On December 11, 2002, the Company's board of directors authorized the repurchase of 132,000 shares during the first quarter of 2003. On February 19, 2003 and June 18, 2003 the Company's board of directors authorized 87,580 and 37,420 shares, respectively, be added to the stock repurchase program. Under this program the Board authorized the purchase of a total of 257,000 of the Company's common stock or approximately 6% of the total common shares currently outstanding.  As of September 30, 2003 the Company had repurchased 179,421 shares at a cost of $3,401,000. There are 15,151 shares left for repurchase.

Management believes the Bank's liquidity position at September 30, 2003, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of the Company increased $4,019,000 or 9.1% during the first nine months of 2003. The net income for the first nine months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $1,429,000. Capital decreases were the result of $3,401,000 in stock being repurchases, quarterly cash dividends paid to shareholders totaling $743,000 and a decrease in the market value of securities available for sale of $297,000 on an after-tax basis.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 2003, the Company's leverage ratio was 11.03%, compared to 11.60% at year-end 2002. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 2003, the Company's Tier I capital ratio was 11.54%, and total capital was 13.46%. At December 31, 2002 the Company's Tier I capital ratio was 10.23% and the total capital ratio was 11.49%.

Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used to repurchase stock and for general Company purposes; the proceeds may be used to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. The wholly owned subsidiary trust is consolidated in the Consolidated Financial Statements. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-third of total capital adjusted for accumulated other comprehensive income, will qualify as Tier 1 capital.

Results of Operations

General

Net income for the nine months ended September 30, 2003 increased 51.56% to $7,031,000, compared to $4,639,000 for the same period in 2002. The increase in net income can be primarily attributed to increased interest income due to the loans acquired with the purchase of Harbor Bank in Gig Harbor in October 2002, increased fees earned on mortgage loans sold and a $1,386,000 gain on sale of assets recorded in July 2003. Net income without the gain on sale of assets would have been $5,645,000 for the nine months ended September 30, 2003 a 22% increase over the same period in 2002.

Interest income for the nine months ended September 30, 2003 increased $2,661,000, or 12.52%, from the same period in the prior year. Increased volume of earning assets provided an additional $9,922,000 of interest income for the first nine months, which was partially offset by a $4,261,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the first nine months of 2003 were $93,754,000 or 29.15% higher than in the same period of 2002. The average rate earned on assets decreased to 7.70% in the first nine months of 2003 from 8.84% for the same period in 2002, a decrease of 114 basis points.

Total interest expense for the nine months ended September 30, 2003 decreased $137,000, or 2.85%, from the comparable period in the prior year. The decrease in the interest rate paid on deposits and borrowings, which declined 56 basis points, to 1.79% in the first nine months of 2003 from 2.35% in the first nine months of 2002, resulted in a reduction to interest expense of $1,698,000. This amount was offset by a $1,561,000 increase in the volume of these liabilities, which rose from an average of $273,590,000 in 2002 to $348,425,000 in 2003. The increase in volumes is primarily attributed to the purchase of Harbor Bank in October 2002.

Net interest income increased $2,798,000, an increase of 17.01% for the nine months ended September 30, 2003 over the same period for 2002. The increase in the Company's net interest income is primarily the result of increased loan volumes due to the acquisition of Harbor Bank and a reduction in interest rates causing a corresponding reduction in cost of funds. The Company's small loan product also impacted the growth in net interest income for the period. This product's contribution to net interest income decreased slightly to $3,462,000 in the first nine months of 2003 from $3,561,000 during the same period in 2002, a $99,000 or 2.78% decrease. The decrease in the product's contribution to net interest income can be attributed to a modification in the Company's Advance America agreement related specifically to loan originations in Alabama. Effective July 11, 2003 the Company discontinued the origination of small loans in Alabama; Advance America is paying the Company a fee equal to the loan fees that would have been received under its original agreement through October 31, 2003. These fees are recorded as "Other Income", as opposed to loan fee income.

Interest income for the three months ended September 30, 2003 increased $192,000, or 2.62%, from the same period in the prior year. Increased volume of earning assets provided an additional $7,615,000 of interest income for the period while rate differentials reduced income by $7,423,000. Average earning assets for the three months ended September 30, 2003 were $102,305,000 or 31.40% higher than in the same period of 2002. The average rate earned on assets decreased to 6.97% from 8.92% for the same period in 2002, a decrease of 95 basis points. As noted above Alabama small loan fees are recorded as "Other Income", as opposed to loan fee income, thus reducing the Company's loan income and the average rate earned on loans.

Total interest expense for the three months ended September 30, 2003 decreased $125,000, or 7.66%, from the comparable period in the prior year. The decrease in the interest rate paid on deposits and borrowings, which declined 57 basis points, to 1.69% for the quarter ended September 30, 2003 from 2.26% for the same period in 2002, resulted in a reduction to interest expense of $1,650,000. This amount was offset by a $1,525,000 increase in the volume of these liabilities, which rose from an average of $285,957,000 in 2002 to $353,666,000 in 2003.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 65 basis points to 6.19% from 6.84% in the first nine months of 2003 compared to the same period in 2002 and decreased by 137 basis points to 5.57% from 6.94% for the quarter ended September 30, 2003 compared to the same quarter in 2002.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

		2003			2002
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)[a]	$365,539	$22,615	8.27%	$298,027	$20,305	9.11%
Federal funds sold	8,372	59.94%		1,513	19	1.68%
Investment securities[b]	41,522	1,245	4.01%	22,140	934	5.64%
Total earning assets
and interest income	$415,433	$23,919	7.70%	$321,680	$21,258	8.84%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$164,811	$(1,109)	0.90%	$130,489	$(1,235)	1.27%
Time deposits	134,497	(2,436)	2.42%	130,822	(3,196)	3.27%
Total interest bearing deposits	$299,308	$(3,545)	1.58%	$261,311	$(4,431)	2.27%
Other borrowings	49,117	(1,130)	3.08%	12,279	(381)	4.15%
Total interest bearing liabilities
and interest expense	$348,425	$(4,675)	1.79%	$273,590	$(4,812)	2.35%

Net interest income		$19,244			$16,446
Net interest margin as a percent
of average earning assets:			6.19%			6.84%

An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

	2003 compared to 2002
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans[c]	$5,193	$(2,883)	$2,310
Federal funds sold and deposits in banks	57	(17)	40
Investment securities	777	(466)	311
Total interest income	6,922	(4,261)	2,661

a    Average loan balance includes nonaccrual loans.  Interest income on nonaccrual loans has been included.
b    The yield on investment securities is calculated using historical cost basis.
c    Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

Interest paid on:
Savings, NOW and MMA	395	(521)	(126)
Time deposits	142	(902)	(760)
Other borrowings	932	(183)	749
Total Interest expense	1,561	(1,698)	(137)
Net interest income	$5,361	$(2,563)	$2,798

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended September 30 (dollars in thousands):

		2003			2002
	Average Balance	Interest Income (Expense)	Average Rates	Average Balance	Interest Income (Expense)	Average Rates

Earning Assets:
Loans (Interest and fees)	$360,625	$6,944	7.64%	$299,491	$6,987	9.26%
Federal funds sold	13,155	30.90%		3,728	17	1.70%
Investment securities	54,296	545	3.98%	22,552	323	5.70%
Total earning assets
and interest income	$428,076	$7,519	6.97%	$325,771	$7,327	8.92%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$173,813	$(360)	0.82%	$131,702	$(408)	1.23%
Time deposits	127,223	(756)	2.36%	133,751	(995)	2.95%
Total interest bearing deposits	$301,036	$(1,116)	1.47%	$265,453	$(1,403)	2.10%
Other borrowings	52,630	(391)	2.95%	20,504	(229)	4.43%
Total interest bearing liabilities
and interest expense	$355,666	$(1,507)	1.69%	$285,957	$(1,632)	2.26%

Net interest income		$6,012			$5,695
Net interest margin as a percent
of average earning assets:			5.57%			6.94%

An analysis of the change in net interest income is as follows for the three months ended September 30 (dollars in thousands):

	2003 compared to 2002
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans	$5,195	$(5,238)	$(43)
Federal funds sold and deposits in banks	62	(49)	13
Investment securities	820	(598)	222
Total interest income	7,615	(7,423)	192
Interest paid on:
Savings, NOW and MMA	503	(551)	(48)
Time deposits	(47)	(192)	(239)
Other borrowings	635	(473)	162
Total Interest expense	1,525	(1,650)	(125)
Net interest income	$6,090	$(5,773)	$317

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the nine months ended September 30, 2003 was $4,486,000, or 78.92% greater than the same period for 2002. Service charges increased $587,000, or 24.42%, over the first nine months of 2002. Fees on mortgage loans sold increased by $1,063,000, or 61.40% over the same period in 2002. Non-interest income for the quarter ended September 30, 2003 was $3,115,000, or 152.70% greater than the same period for 2002. Service charges increased $164,000, or 21.35%, over the same period in 2002. Fees on mortgage loans sold increased by $258,000, or 38.97% over the same period in 2002. The year-to-date and quarter-to-date increase over the same period in 2002 can be attributed to the increased service charges primarily due to the increased relationships generated from the addition of Harbor Bank in the fourth quarter of 2002 and a continued strong performance in fees generated on mortgage loans sold. In July 2003 the Company reflected a $2,100,000 gain on sale of assets not reflected in 2002. Finally, as previously noted the Company, effective July 11, 2003 began recording fees earned on Alabama small loans as "Non-interest income". The amount recorded in the third quarter approximated $581,000.

Non-interest expense for the nine months ended September 30, 2003 increased by $3,564,000 or 25.99% over the same period in 2002. Non-interest expense for the quarter ended September 30, 2003 increased by $983,000 or 21.08% over the same period in 2002. Salaries and employee benefits for the first nine months of 2003 increased by $2,323,000, or 32.78% over the same nine month period in 2002 and increased $747,000 or 30.48% for the quarter ended September 30, 2003 over the quarter ended September 30, 2002. Both increases reflect the additional employees related to the Harbor Bank acquisition as well as increased commission compensation associated with the large increase in mortgage loan originations. The change in occupancy expense which primarily reflects the operation of two additional Harbor Bank branches not in operation for the same period in 2002 increased $684,000, or 37.03% for the first nine months of 2003 and $193,000 or 31.13% for the quarter ended September 30, 2003 over the same period in 2002. For the first nine months other expense increased by $557,000, or 11.65% compared to the prior year. This fluctuation was due to increased asset size and costs associated with developing the Company's branding strategy, reduced by a business and occupation tax refund received in the second quarter of 2003.

Business Segment Reporting

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through its 20 offices in Washington State. The small loan division provides small, short-term consumer loans to customers in Arkansas and prior to July, in Alabama. Effective July 14, 2003 the Company discontinued originating small loans in Alabama. The Company continues to receive income comparable to the amount the Company would have received if it had continued to originate these loans in the State of Alabama. This income will continue through October 31, 2003.

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

The organizational structure of the Company is not necessarily comparable with other companies. As such, the Company's business line performance may not be directly comparable with similar information from other financial institutions.

Selected comparative financial information for community banking and the small loan division, which are included in the overall financial results, as of and for the nine months ended September 30, are as follows (dollars in thousands):

Nine months ended September 30, 2003	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$15,548	$2,554	$18,102
Non-interest income	9,701	581	10,282
Non-interest expense	16,945	316	17,261
Income taxes	2,747	836	3,582
Net Income	$5,558	$1,982	$7,540
Total assets	$500,284	$6,336	$506,620
Total Loans	$359,401	$2,663	$362,064

Nine months ended September 30, 2002	Community Banking	Small Loans	Total

Net Interest income after provision for credit losses	$12,659	$2,403	$15,062
Non-Interest income	5,346	(8)	5,338
Non-Interest expense	12,535	608	13,143
Income taxes	1,716	596	2,312
Net Income	$3,754	$1,191	$4,945
Total assets	$376,106	$17,529	$939,635
Total Loans	$304,716	$7,574	$312,290

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

The Federal Deposit Insurance Corporation (FDIC) recently issued Guidelines for state chartered, nonmember banks that participate in small loan programs with third party contractors. The Guidelines cover safety and soundness considerations, including loan concentrations, capital adequacy, allowance for loan and lease losses, and loan classification guidelines. Compliance considerations, such as Community Reinvestment Act performance, Truth in Lending, and consumer privacy are also covered. The Guidelines allow examiners wide discretion to review and, where necessary, criticize a bank's loan program based upon these considerations. Where serious deficiencies exist, the FDIC may order a bank to discontinue its small loan program.

The Guidelines will certainly increase the regulatory scrutiny of the Bank's small loan program. While we do not believe that grounds exist for the FDIC to order the Bank to curtail or discontinue its small loan program, it is likely that the increased regulatory scrutiny will add to the Bank's compliance burdens and costs. It may also cause the Bank to evaluate the extent of its continued participation in the small loan business.

The Company is taking steps to forestall any negative effect that may occur from these developments, including the discussions regarding providing small loan programs with Advance America and other small loan providers in other states and the introduction of replacement programs. While the Company believes it will be able to minimize any negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful. Because of the significance of the small loan division to the Company's earnings, unsuccessful or delayed substitution of other states, providers or programs could have a material adverse effect on the Company's earnings.

Item 3 Quantitative and Qualitative Disclosure About Market Risk

The Company's results of operation are dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2002. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2002.

Interest Rate Gap Analysis
September 30, 2003
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Loans	$ 173,382	$136,376	$49,570	$359,328
Securities:
Available for sale	2,762	36,231	47,611	86,604
Held to maturity	- -	504	- -	504
Federal funds sold Interest bearing deposits in banks	3,600 985	- - - -	- - - -	3,600 985
Total Earning Assets	$ 180,729	$ 173,111	$97,181	$451,021

Deposits:
Savings, NOW and money market	$ 176,617	$ - -	$ - -	$176,617
Time deposits	85,370	36,770	3	122,143
Short-term borrowings	24,821	- -	- -	24,821
Long-term debt	- -	23,000	19,000	42,000

Total Interest Bearing Liabilities	$ 286,808	$ 59,770	19,003	$365,581

Net Interest Rate Sensitivity Gap	($ 106,079)	$ 113,341	$ 78,178	$ 85,440

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

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 1          Legal Proceedings

Due to the nature of the banking business, we are in involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 6          Exhibits and Reports on Form 8-K
(a)    Exhibits

The following exhibits are filed herewith, and this list constitutes the exhibit index:

3.1 Second Amended and Restated Articles of Incorporation

3.2 Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 2001, filed April 1, 2002)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of CEO and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

Second Quarter 2003 Earnings Release furnished July 28, 2003

Second Quarter 2003 Cash Dividend Declared filed July 22, 2003

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)
Date: November 13, 2003	By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons President, Chief Executive Officer
Date: November 13, 2003	By:	/s/ Catherine M. Reines
Catherine M. Reines Chief Financial Officer

EXHIBIT 3.1

SECOND AMENDED AND RESTATED ARTICLES OF INCORPORATION
OF
FIRST COMMUNITY FINANCIAL GROUP, INC.

* * * * *

ARTICLE I
Name

        The name of the corporation shall be VENTURE FINANCIAL GROUP, INC.

ARTICLE II
Duration

        The corporation's period of duration shall be perpetual.

ARTICLE III
Purposes

        The purposes for which the corporation is organized are:

Section 3.1    To engage in business as a bank holding company.

Section 3.2    To carry on any lawful business whatsoever in connection with the foregoing for which corporations may be incorporated under the Washington Business Corporation Act, including any amendments thereto or successor statutes that may hereinafter be enacted.

ARTICLE IV
Capital

        The aggregate number of shares that the Corporation shall have authority to issue is 20,200,000 shares, 20,000,000 of which shall be common shares with no par value per share, and 200,000 shares of preferred stock with no par value per share. The preferred stock will have such rights and preferences as may be determined by resolution of the Board of Directors.

ARTICLE V
No Pre-Emptive Rights

        No shareholder shall have the pre-emptive right to acquire unissued shares of the corporation, or securities convertible into shares of any class whatsoever, whether now or hereafter authorized, and whether issued for cash, property, services or otherwise.

ARTICLE VI
No Cumulative Voting

        Each shareholder entitled to vote at any election for directors shall have the right to vote, in person or by proxy, the number of shares owned by him/her for as many persons as there are directors to be elected and for whose election he/she has a right to vote, and no shareholder shall be entitled to cumulate his/her votes.

ARTICLE VII
Power to Amend Bylaws

        The Board of Directors shall have full power to adopt, alter, amend or repeal the Bylaws or adopt new Bylaws. Nothing herein, however, shall deny the concurrent power of the shareholders to adopt, alter, amend or repeal the Bylaws.

ARTICLE VIII
Right to Amend

        The corporation reserves the right to amend, alter, change or repeal any provision of its Articles of Incorporation to the extent permitted by the laws of the State of Washington. All rights of shareholders are granted subject to this reservation.

ARTICLE IX
Registered Office and Agent

        The address of the initial registered office of the corporation is 721 College Street S.E., P.O. Box 3800, Lacey, Washington 98509-3800. The name of its initial registered agent at that address is Ken F. Parsons.

ARTICLE X
Contracts

        The corporation may enter into a contract and otherwise transact business as vendor, purchaser or otherwise, with its directors, officers and shareholders, and with corporations, associations, firms and entities in which they are or may become interested as directors, officers, shareholders, members or otherwise, as freely as though such adverse interest did not exist, even though the vote, action or presence of such director, officer or shareholder may be necessary to obligate the corporation upon such contract or transaction; and in the absence of fraud, no such contract or transaction shall be avoided and no such director, officer or shareholder shall be held liable to account to the corporation, by reason of such adverse interest or any fiduciary relationship to the corporation arising out of such office or stock ownership, for any profit or benefit realized by him/her through any such contract or transaction; provided that the nature of the interest of such director, officer or shareholder though not necessarily the details or extent thereof, be disclosed or known to the Board of Directors or shareholders of the corporation, at the meeting thereof at which such contract or transaction is authorized or confirmed. A general notice that a director, officer or shareholder of the corporation is interested in any corporation, association, firm or entity shall be sufficient disclosure as to such director, officer or shareholder with respect to all contracts and transactions with that corporation, association, firm or entity.

ARTICLE XI
Capital Surplus

        The corporation may use its unreserved and unrestricted capital surplus to purchase its own shares and may, from time to time, distribute to shareholders, cash or property out of its capital surplus.

ARTICLE XII
Board Nominations

        Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of stock of the corporation entitled to vote for the election of directors. Nominations, other than those made by the Board of Directors, shall be made in writing and shall be delivered or mailed, U.S. mail, postage prepaid, to the Chairman of the corporation not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of directors; provided, however, that if less than twenty-one (21) days' notice of the meeting is given to shareholders, such nomination shall be delivered or mailed, U.S. mail, postage prepaid, to the Chairman of the corporation not later than the close of business on the seventh (7th) day following the day on which the notice of meeting was mailed. Such notification shall contain the following information to the extent known to the notifying shareholder:

    The name and address of each proposed nominee;
    The principal occupation of each proposed nominee;
    The total number of shares of stock of the corporation that will be voted for each proposed nominee;
    The name and address of the notifying shareholder; and
    The number of shares of common stock of the corporation owned by the notifying shareholder.

        Nominations not made in accordance herewith may, in his/her discretion, be disregarded by the Chairman of the meeting, and upon his/her instructions, the vote teller may disregard all votes cast for such nominee.

ARTICLE XIII
Indemnification and Director Liability

        Section 13.1    Definitions. As used in this Article:

                (a)    The term "Egregious Conduct" by a person shall mean acts or omissions that involve intentional misconduct or a knowing violation of law, conduct violating Section 23B.08.310 of the Revised Code of Washington, as amended, or participation in any transaction from which the person will personally receive a benefit in money, property, or services to which the person is not legally entitled.

                (b)    The term "Finally Adjudged" shall mean stated in a judgment based upon clear and convincing evidence by a court having jurisdiction, from which there is no further right to appeal.

                (c)    The term "Director" shall mean any person who is a director of the corporation and any person who, while a director of the corporation, is serving at the request of the corporation as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, limited liability company, partnership, joint venture, trust, or other enterprise, or is a fiduciary or party in interest in relation to any employee benefit plan covering any employee of the corporation or of any employer in which it has an ownership interest; and "conduct as a Director" shall include conduct while a Director is acting in any of such capacities.

                (d)    The term "Officer-Director" shall mean any person who is simultaneously both an officer and director of the corporation and any person who, while simultaneously both an officer and director of the corporation, is serving at the request of the corporation as a director, officer, manager, partner, trustee, employee, or agent of another foreign or domestic corporation, limited liability company, partnership, joint venture, trust, or other enterprise, or is a fiduciary or party in interest in relation to any employee benefit plan covering any employee of the corporation or of any employer in which it has an ownership interest; and "conduct as an Officer-Director" shall include conduct while such a person is acting as an officer of the corporation or in any of such other capacities.

                (e)    The term "Subsidiary Corporation" shall mean any corporation or limited liability company at least eighty percent of the voting interests of which is held beneficially by this corporation.

                (f)    The term "Subsidiary Outside Director" shall mean any person who, while not principally employed by this corporation or any Subsidiary Corporation, is a director or manager of a Subsidiary Corporation and any such person who, while a director or manager of a Subsidiary Corporation, is serving at the request of such corporation as a director, officer, manager, partner, trustee, employee, or agent of another foreign or domestic corporation, limited liability company, partnership, joint venture, trust, or other enterprise, or is a fiduciary or party in interest in relation to any employee benefit plan covering any employee of such corporation or of any employer in which it has an ownership interest; and "conduct as a Subsidiary Outside Director" shall include conduct while such a person is acting in any of such capacities.

        Section 13.2    Liability of Directors. No Director, Officer-Director, former Director or former Officer-Director shall be personally liable to the corporation or its shareholders for monetary damages for conduct as a Director or Officer-Director occurring after the effective date of this Article unless the conduct is Finally Adjudged to have been Egregious Conduct.

        Section 13.3    Liability of Subsidiary Outside Directors. No Subsidiary Outside Director or former Subsidiary Outside Director shall be personally liable in any action brought directly by this corporation as a shareholder of the Subsidiary Corporation or derivatively on behalf of the Subsidiary Corporation (or by any shareholder of this corporation double-derivatively on behalf of this corporation and the Subsidiary Corporation) for monetary damages for conduct as a Subsidiary Outside Director occurring after the effective date of this Article unless the conduct is Finally Adjudged to have been Egregious Conduct.

        Section 13.4    Mandatory Indemnification of Directors. Subject to Sections 13.7 and 13.8 of this Article, the corporation shall indemnify any person who is, or is threatened to be made, a party to any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, and whether formal or informal, and whether by or in the right of the corporation or its shareholders or by any other party, by reason of the fact that the person is or was a Director, Officer-Director, or Subsidiary Outside Director against judgments, penalties or penalty taxes, fines, settlements (even if paid or payable to the corporation or its shareholders or to a Subsidiary Corporation) and reasonable expenses, including attorneys' fees, actually incurred in connection with such action, suit or proceeding unless the liability and expenses were on account of conduct Finally Adjudged to be Egregious Conduct.

        Section 13.5    Advancing Expenses. Except as prohibited by Sections 13.7 and 13.8 of this Article, the reasonable expenses, including attorneys' fees, of a Director, Officer-Director, Subsidiary Outside Director, or person formerly serving in any such capacities, incurred in connection with an action, suit or proceeding in which the individual is entitled to indemnification under Section 13.4 shall be paid or reimbursed by the corporation, upon request of such person, in advance of the final disposition of such action, suit or proceeding upon receipt by the corporation of a written, unsecured promise by the person to repay such amount if it shall be Finally Adjudged that the person is not eligible for indemnification. All expenses incurred by such person in connection with such action, suit or proceeding shall be considered reasonable unless Finally Adjudged to be unreasonable.

        Section 13.6    Procedure. Except as required by Sections 13.7 and 13.8 of this Article, no action by the Board of Directors, the shareholders, independent counsel, or any other person or persons shall be necessary or appropriate to the determination of the corporation's indemnification obligation under this Article in any specific case, to the determination of the reasonableness of any expenses incurred by a person entitled to indemnification under this Article, nor to the authorization of indemnification in any specific case.

        Section 13.7    Exception for Internal Claims. Notwithstanding anything else in these Articles, the corporation shall not be obligated to indemnify any person for any expenses, including attorneys' fees, incurred to assert any claim against the corporation (except a claim to enforce rights to indemnification) or any person related to or associated with it, including any person who would be entitled hereby to indemnification in connection with the claim.

        Section 13.8    Exception for Regulatory Claims.

                (a)    Regulatory Proceedings Generally. Notwithstanding anything else in these Articles, indemnification of any Director, Officer-Director or Subsidiary Outside Director, or any person formerly serving in any such capacities, and advancement of expenses in connection with either an administrative proceeding or a civil action instituted by a federal banking agency ("Regulatory Proceedings") shall be governed by this Section.

                (b)    Banking Regulations Defined. The term "Banking Regulations" shall mean any state or federal laws or regulations applicable to the corporation, or any formal policies adopted by a regulatory agency having jurisdiction over the corporation.

                (c)    Indemnification in Regulatory Proceedings. The corporation shall provide indemnification and advancement of expenses in connection with Regulatory Proceedings to the extent permitted, and in the manner prescribed by Banking Regulations. Insurance and other means to ensure payment of costs and expenses in Regulatory Proceedings may be obtained or provided to the extent permitted and in the manner prescribed by Banking Regulations.

                (d)    Federal Deposit Insurance Corporation. Notwithstanding anything else in these Articles, the Articles are subject to the requirements and limitations set forth in state and federal laws, rules, regulations, and orders regarding indemnification and prepayment of legal expenses and liabilities, including Section 18(k) of the Federal Deposit Insurance Act, as amended, and Part 359 of the Federal Deposit Insurance Corporation's Rules and Regulations or any successor regulations. To the extent of any conflict between state and federal law regarding the interpretation and scope of the Articles, federal law shall supercede and control.

        Section 13.9    Enforcement of Rights. The corporation shall indemnify any person granted indemnification rights under this Article against any reasonable expenses incurred by the person to enforce such rights.

        Section 13.10    Set-off of Claims. Any person granted indemnification rights herein may directly assert such rights in set-off of any claim raised against the person by or in the right of the corporation and shall be entitled to have the same tribunal which adjudicates the corporation's claim adjudicate the person's entitlement to indemnification by the corporation.

        Section 13.11    Continuation of Rights. The indemnification rights provided in this Article shall continue as to a person who has ceased to be a Director, Officer-Director, or Subsidiary Outside Director and shall inure to the benefit of the heirs, executors, and administrators of such person.

        Section 13.12    Effect of Amendment or Repeal. Any amendment or repeal of this Article shall not adversely affect any right or protection of a Director, Officer-Director, or Subsidiary Outside Director or person formerly serving in any of such capacities existing at the time of such amendment or repeal with respect to acts or omissions occurring prior to such amendment or repeal.

        Section 13.13    Severability of Provisions. Each of the substantive provisions of this Article is separate and independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions.

        Section 13.14    Application to Officers, Employees and Agents. By resolution, the Board of Directors may extend the provisions of this Article 13 to any officers, employees or agents of the corporation.

ARTICLE XIV
Directors

        The board of directors shall be divided into three classes: Class 1, Class 2, and Class 3, which shall be nearly equal in number as possible. Each director shall serve for a term ending on the date of the third annual meeting of the shareholders following the annual meeting at which such director was elected; provided, however, that each initial director in Class 1 shall hold office until the annual meeting of shareholders in 1988, each initial director in Class 2 shall hold office until the annual meeting of shareholders in 1989; and each initial director in Class 3 shall hold office until the annual meeting of shareholders in 1990.

ARTICLE XV
Incorporator

    The name and address of the incorporator is George W. Bowen, 3033 Carpenter Loop S.E., Lacey, Washington 98503.

ARTICLE XVI
Evaluating Offers

        The Board of Directors of the corporation, when evaluating any offer of another party to (a) make a tender or exchange offer for any equity security of the corporation, (b) merge or consolidate the corporation with another corporation, or (c) purchase or otherwise acquire all or substantially all of the properties and assets of the corporation, shall, in connection with the exercise of its judgment in determining what is in the best interests of the corporation and its stockholders, give due consideration to all relevant factors, including without limitation the social and economic effects on the community, employees, customers, and other constituents of the corporation and its subsidiary.

ARTICLE XVII
Fair Price Provision

        Section 17.1    In addition to the requirements of any applicable statute, and notwithstanding any other provisions of any other articles of these Articles of Incorporation, the affirmative vote of not less than 90% of the total shares which are entitled to be voted in an election of directors shall be required for the approval of any Business Combination (as defined below).

        Section 17.2    The approval requirements of Section 17.1 shall not apply if either:

                (a)    The Business Combination is approved by at least 66 2/3% of the Directors of the Corporation; or

                (b)    Both of the following conditions are satisfied:

                        (i)    The cash or fair market value of the property, securities or other consideration to be received per share in the Business Combination by holders of the common stock of the corporation is not less than the highest price per share (including brokerage commissions, soliciting dealers' fees and dealer-management compensation) paid by such offeror in acquiring any of its holdings of the corporation's common stock; and

                        (ii)    A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, whether or not the corporation is then subject to such requirements, shall be mailed to the stockholders of the corporation for the purpose of soliciting stockholder approval of such Business Combination.

        Section 17.3    For the purposes of this Article 17:

                (a)    The term "Business Combination" shall mean (i) any merger or consolidation of the corporation, (ii) any sale, lease, exchange, transfer or other disposition, including without limitation a mortgage or any other security device, of all or any Substantial Part (as defined below) of the assets of the corporation (including without limitation any voting securities of a subsidiary) or of a subsidiary, (iii) any merger or consolidation with or into a corporation or its subsidiary, (iv) the issuance of any securities of the corporation or a subsidiary of the corporation to any person or entity, or (v) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination;

                (b)    The term "Substantial Part" shall mean more than 10% of the total assets of the corporation in question, as of the end of its most recent fiscal year prior to the time determination is being made;

                (c)    Without limitation, any shares of common stock of the corporation which any person has the right to acquire at any time pursuant to any agreement, or upon exercise of conversion right, warrants or options, or otherwise, shall be deemed outstanding and beneficially owned by such person for purposes of this Article 17; and

                (d)    For the purposes of Section 17.2(b)(i) of this Article, the phrase "other consideration to be received" shall include, without limitation, common stock of the corporation retained by its existing stockholders in the event of a Business Combination in which the corporation is the surviving corporation

        Section 17.4    For the purposes of this Article 17, a majority of the Directors shall have the power and duty to determine on the basis of information known to them (a) whether a proposed transaction is subject to the provisions of this Article 17, (b) the amount of shares of the corporation Beneficially Owned by any person, (c) whether a person is an Affiliate or Associate of another, and (d) such other matters as to which a determination may be required by the provisions of this Article 17.

        Section 17.5    The provisions set forth in this Article 17 may not be repealed or amended in any respect or in any manner including any merger or consolidation of the corporation with any other corporation unless the surviving corporation's Articles of Incorporation contain an article to the same effect as this Article 17, except by the affirmative vote of the holders of not less than 90% of the outstanding shares of common stock of the corporation.

ARTICLE XVIII
Special Meeting of Shareholders

        Special meetings of the shareholders may be called at any time by the President, a majority of the Board of Directors, or by shareholders owning in the aggregate not less than fifty percent (50%) of the shares entitled to vote at the special meeting.

DATED this ____ of May 2003.

Ken F. Parsons, President and C.E.O.

EXHIBIT 31.1

CERTIFICATION UNDER SECTION 302
OF SARBANES-OXLEY ACT OF 2002

I, Ken F. Parsons, Sr. certify that:
  I have reviewed this quarterly report on Form 10-Q of Venture Financial Group, Inc. (the "registrant");

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

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003	/s/ Ken F. Parsons, Sr.
Ken F. Parsons President, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION UNDER SECTION 302
OF SARBANES-OXLEY ACT OF 2002

I, Catherine M. Reines, certify that:
  I have reviewed this quarterly report on Form 10-Q of Venture Financial Group, Inc. (the "registrant");

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

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003	/s/ Catherine M. Reines
Catherine M. Reines Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer

/s/ Catherine M. Reines
Catherine M. Reines
Chief Financial Officer

November 13, 2003