Form 10-K
period 2003-12-31
VENTURE FINANCIAL GROUP INC
filed 2004-03-30
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to
_____

Commission File Number 0 - 24024

VENTURE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1277503
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Principal Executive Offices
721 College St. S.E., P.O. Box 3800, Lacey, WA 98509

Registrant's telephone number, including area code (360) 459-1100

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]    No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

Yes     [_]            No        [X]

There is no active trading market for the Registrant's voting common equity. The Registrant's voting common stock is not listed on any exchange or quoted on Nasdaq. The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2003 (the last business day of the most recent second quarter),was $65,522,175 (based on the last sale of $21.50 per share on June 30, 2003).

        The number of shares of no par value Common Stock outstanding as of March 25, 2004, was 4,293,910.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the "Proxy Statement") for use in connection with the Annual Meeting of Shareholders to be held on May 6, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Venture Financial Group, Inc.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003
TABLE OF CONTENTS

PART I

ITEM 1 - BUSINESS

General

Venture Financial Group, Inc. ("VFG" or "the Company"), formerly known as First Community Financial Group, was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company. The Company changed its name to First Community Financial Group, Inc. in July 1992 and again in May 2003 to Venture Financial Group, Inc. In 1984, pursuant to a plan of reorganization, VFG acquired First Community Bank of Washington, and in May 2003 the bank changed its name to Venture Bank ("VB" or "Bank"). The Bank, organized in 1979, is a Washington state-chartered banking corporation. The principal offices of VFG and Venture Bank are located in Lacey, Washington. References to "we", "us", or "our" refer to VFG.

The Company expanded solely through internal growth until 1993 when it began a series of acquisitions to more rapidly expand its market area and to achieve greater economies of scale.

Acquisition	Year Completed

Citizens First Bank	1993
Northwest Community Bank	1995
Prairie Security Bank	1997
Wells Fargo Bank - Four Branches	1997
Harbor Bank, N.A.	2002

On October 1, 2002, the Company completed the acquisition of Harbor Bank, National Association ("Harbor Bank") pursuant to an Agreement and Plan of Merger under the terms of which Harbor Bank merged with and into the Bank. Harbor Bank shareholders received $10.75 in cash for each share of Harbor Bank common stock outstanding as of the effective date of the merger. The total estimated value of the acquisition was approximately $7 million. The acquisition was financed out of existing capital, including the proceeds of a $13 million offering of trust preferred securities completed in July 2002. For additional information regarding trust preferred securities, see "Item 7-Management's Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition." The Harbor Bank acquisition added two branches in Gig Harbor, Washington.

In addition to growth by acquisition, during the past five years we have opened branches in the following areas:

  Canyon Road-Puyallup (1999)
  Hawks Prairie area of Lacey (2000)
  Meridian-Puyallup (2001)
  West Olympia (2001)
  Downtown Tacoma (2001)

In September 2003, we consolidated the two Puyallup branches into one financial center located in the South Hill area.

The Bank primarily focuses on business and commercial real estate lending, which represent approximately 90% of the Bank's loan profit. The Bank provides a full range of banking services including:

  savings and checking accounts,
  time deposits,
  consumer installment loans,
  mortgage and commercial lending,
  safe deposit facilities,
  electronic banking via ATMs, Internet and telephone.

We offer a broad range of investment services to our consumer and commercial customers, including retirement and estate planning, profit sharing plans and the sale of non-deposit investment products, through Venture Investment Services. In 2003 we reorganized Venture Investment Services, formerly a wholly owned subsidiary of the Bank, into a department of the Bank.

In April 2001, the Bank entered into a Marketing and Servicing Agreement with Advance America. Advance America is a

Delaware company formed in 1997 and is comprised of a group of "parent-subsidiary" companies whose function is to develop, own, acquire and manage cash advance centers throughout the United States. Under this agreement, the Bank offers short-term consumer loans (commonly known as "payday loans") to customers in the state of Arkansas. Payday loans are small dollar ($700 or less), short-term unsecured loans that borrowers promise to repay out of their next paycheck. The Bank charges a fixed dollar fee, rather than simple interest. In a typical payday loan transaction, the borrower provides the Bank with a post-dated check for the loan amount plus the fee. The Bank agrees to defer deposit of the check until the check date, usually two weeks or less. Advance America acts as the Bank's agent in marketing and collecting these loans.

In November 2000, the Bank entered into a Marketing and Servicing Agreement with Advance America to offer short-term loans to customers in the state of Alabama. In 2003 the Alabama legislature passed the Deferred Presentment Services Act. The Act created a regulatory framework within which licensed, non-bank lenders could originate small loans in Alabama. Due to these changes in Alabama law, the Bank and Advance America terminated the original Marketing and Servicing Agreement effective July 11, 2003. The agreement was due to expire on October 31, 2003, and pursuant to the terms of the early termination, Advance America agreed to remit to the Bank a portion of the fees earned for the period from July 11, 2003 through October 31, 2003. We negotiated the termination payments to keep the Bank financially whole as if the Alabama agreement had continued through the original termination date.

The Company is taking steps to forestall any negative effect that may occur from these developments, including discussions with Advance America and other small loan providers to develop small loan programs in other states. While the Company believes it will be able to minimize any negative impact on its earnings from the developments in Alabama, we cannot assure that our efforts will be successful. Because of the significance of the small loan division's operations in Alabama to the Company's earnings, (represents 68% of total 2003 small loan income), unsuccessful or delayed substitution of other states, providers or programs could have a material adverse effect on the Company's earnings.

The agreement with Advance America for Arkansas is immediately terminable if any bank regulatory agency with jurisdiction over the Bank or the Company determines that the Bank's performance of the agreements is unlawful or an unsafe or unsound practice. Financial highlights on this segment of the Company are found in Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 22-Business Segment Information to the Company's consolidated financial statements. The federal bank regulators' perspective on payday lending is generally described below in the section titled, "Business - Supervision and Regulation-Safety and Soundness Standards."

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is significantly affected by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. The Bank has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers, to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of the Bank's target customers. Over the past few years, numerous "community" banks have been formed or moved into the Bank's market areas and have developed a similar focus. This growing number of similar banks and an increased focus by larger institutions on the Bank's market segments in response to declining market perception and/or market share has led to intensified competition.

The adoption of the Gramm-Leach-Bliley Act of 1999 intensified competition in the banking industry. The Act eliminated many of the barriers to affiliation among providers of various types of financial services and permits business combinations among banks, insurance companies, securities and brokerage firms, and other financial service providers. This has led to increased competition in both the market for providing financial services and in the market for acquisitions in which the Bank also participates. For additional information, see "Business - Supervision and Regulation - Financial Services Modernization." In general, the financial services industry has experienced widespread consolidation over the last decade. It is anticipated that consolidation among financial institutions in the Company's market area will continue. Other financial institutions, many with substantially greater resources, compete in the acquisition market against the Bank. Some of these institutions, have greater access to capital markets, larger cash reserves and a more liquid currency. Additionally, the rapid adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside the Bank's market area. Although the Bank has been able to compete effectively in the financial services markets to date, there can be no assurance that it will be able to continue to do so in the future.

The Bank's small loan division offers short-term consumer loans in Arkansas pursuant to an agreement with Advance America. The Bank believes that the principal competitive factors in the check-cashing industry are location, customer service, fees, convenience, and range of services offered. The Bank faces intense competition and believes that the short-term consumer loan market is becoming more competitive as the industry matures and consolidates. Some of the Bank's competitors have larger and more established customer bases and substantially greater financial, marketing, and other resources. There is no assurance that the Bank's small loan division will be able to compete successfully with its competitors.

Market Area

The Bank engages in general banking business through 20 offices in Thurston, Grays Harbor, Lewis and Pierce Counties, Washington. All four counties experienced a stable economic environment in 2003. Thurston County's growth, although minimal, has been spurred by increased government employment and several larger companies moving into the County.

Lewis and Grays Harbor Counties have experienced flat growth and derive the majority of its economic livelihood from Thurston County and more specifically the government jobs centered in Olympia.

Pierce County is well diversified with the principal industries being shipping (via the Port of Tacoma), military employment at Fort Lewis and McCord Air Force Base, and forest products.

Employees

VFG and its subsidiaries employed a total of 241 employees, consisting of 199 full time and 42 part time employees at December 31, 2003. A number of benefit programs are available to eligible employees, including group medicals plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan, deferred compensation plans, and a stock incentive plan. Such employees are not represented by a union organization or other collective bargaining group, and management considers relations with employees to be very good.

Supervision and Regulation

The Bank is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes applicable statutes and regulations and is qualified in its entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the Bank's business and prospects. The Bank's operations may also be affected by changes in the policies of banking and other government regulators. The nature or extent of the possible future effects on business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations cannot accurately be predicted.

Significant Changes In Banking Laws And Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") to address corporate and accounting fraud. The Act:

  requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC");
  imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;
  accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and
  requires additional disclosures regarding codes of ethics for senior financial officers, shareholder communication procedures, director nomination procedures, and audit committees.

The Act also requires the SEC to regularly and systematically review corporate filings. To deter wrongdoing, the Act:

  subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct;
  prohibits an officer or director from misleading or coercing an auditor;
  prohibits insider trades during pension fund "blackout periods";
  imposes new criminal penalties for fraud and other wrongful acts; and
  extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As an SEC reporting company, we are subject to the Act's requirements. We are in the process of complying with the Act and related rules and regulations issued by the SEC. At the present time, and subject to the final rules and regulations the SEC may adopt, the Company anticipates that it will incur additional expense as a result of the Act, but it is not expected that such compliance will have a material impact on business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information to the Federal Reserve.

Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting. We have not applied to become a financial holding company.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before merging with another institution or acquiring ownership or control of more than 5% of the voting shares or substantially all of the assets of another bank or bank holding company.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tie-in Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either a requirement that the customer obtain additional services provided by the Company or an agreement by the customer to refrain from obtaining services from a competitor.

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

Federal and State Regulation of Venture Bank

General. The Bank is a Washington chartered commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Lending Limits. Washington State banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of the bank's capital and surplus.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms as comparable transactions with other customers and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

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

Payday Lending. In July 2003 the FDIC issued Guidelines for state chartered, nonmember banks that participate in small loan programs with third party contractors. The Guidelines cover safety and soundness considerations, including loan concentrations, capital adequacy, allowance for loan and lease losses (ALLL), and loan classification guidelines. Compliance considerations, such as Community Reinvestment Act performance, Truth in Lending, and consumer privacy are also covered. The Guidelines allow examiners wide discretion to review and, where necessary, criticize a bank's loan program based upon these considerations.

Recently the Office of the Comptroller of the Currency ("OCC"), the primary federal regulator of national banks, the Office of Thrift Supervision ("OTS"), the primary regulator of federal savings banks and the Federal Reserve Bank ("FRB"), the primary regulator of federal reserve member banks, have increased their scrutiny of banks involved in payday lending. Published regulatory guidance indicates that regulators are concerned about certain potential risks to banks. Those risks include strategic, reputation, compliance, transaction and credit risks. Management is expected to measure, monitor and establish controls to manage these risks and to avoid taking risks that threaten the safety and soundness of the Bank. The OCC, FRB, and OTS will enforce these expectations through the examination process and have the power to order banks under their jurisdiction to discontinue their participation in payday lending. The OCC and FRB have ordered banks they regulate to discontinue their payday lending operations.

Management believes that the Bank has taken appropriate steps to manage and control the risks of its payday lending activities consistent with currently applicable regulatory guidance. However, there can be no assurance that the Bank's regulators would not seek to restrict or terminate the Bank's participation in payday lending.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted "opting in" legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain "aging" requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within the state. We do not have the authority to open de novo branches in any state other than Washington.

Deposit Insurance

The Bank's deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

Along with the issuance of trust preferred securities, dividends paid by the Bank provide substantially all of the Company's cash flow. Under the Washington state law, and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than retained earnings.

Regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. We are not currently subject to any regulatory restrictions on dividends other than those noted above.

Capital Adequacy

Regulatory Capital Guidelines. Federal and state bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are "risk-based," meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

If capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

Federal regulations establish minimum requirements for the capital adequacy of depository institutions, such as the Bank. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders' equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%. Our ratios are 11.20% and 13.04%, respectively.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total average assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%. Our ratio is 10.7%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from "well capitalized" to "critically undercapitalized." Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. The Company could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Under the regulations, the Bank is "well-capitalized."

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. The Act:

  repealed restrictions on preventing banks from affiliating with securities firms;
  provided a uniform framework for the activities of banks, savings institutions and their holding companies;
  broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies;
  provided an enhanced framework for protecting the privacy of consumer information; and
  addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Anti-terrorism Legislation

USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001. Among other things, the USA Patriot Act:

  prohibits banks from providing correspondent accounts directly to foreign shell banks;
  imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;
  enhance customer identification procedures;
  requires financial institutions to establish an anti-money-laundering compliance program; and
  eliminates civil liability for persons who file suspicious activity reports.

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

Effects Of Government Monetary Policy

The Bank's earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact cannot be predicted with certainty.

ITEM 2 - PROPERTIES

The Bank owns the property and buildings on which the Aberdeen, Elma, Hoquiam, Lacey, Yelm, Fircrest, downtown Tacoma, Gig Harbor Pioneer, Winlock, Toledo, Montesano, Centralia, and Downtown Olympia branches are situated. The Bank also owns the Gig Harbor Loan Center building as part of its Pioneer Location. The Tumwater and Eatonville branches are operated in buildings owned by VB that are situated on leased property. The Hawks Prairie, Panorama City, West Olympia, South Hill Puyallup, and Gig Harbor Pt. Fosdick branches are operated in leased space. The aggregate monthly rental on all properties leased by the Bank is approximately $56,000.

The Lacey office is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a bank branch, administrative offices, customer care center and data processing facility. The South Hill Puyallup, Tumwater, Yelm, Eatonville, West Olympia, Winlock, Centralia, Aberdeen, Pt. Fosdick, and Hoquiam branches are single story structures with drive-up facilities. The Elma, Downtown Olympia, Hawks Prairie, Downtown Tacoma and Montesano branches are two story structures with drive-up facilities. The Panorama City branch is located on the ground floor of a retirement center. The Toledo and Pioneer branches are single story structures with walk up ATMs. The Fircrest facility is an office condominium, of which the Bank occupies approximately one-half the space.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, VFG or its subsidiaries may be involved in litigation. At the present time neither VFG nor any of its subsidiaries are involved in any threatened or pending material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2003, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in VFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of VFG's shares. The following data includes trades between individual investors. It does not include the exercise of stock options nor does it include shares repurchased by the Company as discussed below.

Period		# of Shares Traded	Price Range

2002
1st	Quarter	20,564	$10.00 - $10.25
2nd	Quarter	81,108	$9.50 - $11.50
3rd	Quarter	16,974	$11.38 - $11.75
4th	Quarter	14,052	$11.75 - $15.00

2003
1st	Quarter	15,750	$14.00 - $35.00
2nd	Quarter	9,700	$21.00 - $22.00
3rd	Quarter	30,949	$21.00 - $23.00
4th	Quarter	10,002	$21.00 - $23.00

At December 31, 2003, options for 412,430 shares of VFG common stock were outstanding. See Note 16 of the consolidated financial statements for additional information.

On April 23, 2002, the Board approved a stock repurchase program that allowed the repurchase of up to 100,000 shares of VFG's Common Stock in purchases over time, through open market transactions, block purchases, or through privately negotiated transactions, including, from time to time, the purchase of shares from directors and executive officers of VFG. Under this plan 91,746 shares were repurchased in 2002 for a total of $950,000.

On December 11, 2002, the Board approved a stock repurchase program that allowed for the repurchase of up to 132,000 shares of VFG Common Stock in purchases over time, through open market transactions or through privately negotiated transactions. No purchases were made under this plan in 2002. As of March 11, 2003 a total of 69,572 shares have been repurchased under this plan for a total of $1,174,792.

On February 19, 2003 The Board approved a stock repurchase program to allow for the repurchase of 87,580 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. On June 18, 2003 this plan was amended and an additional 37,430 shares were added to the plan. On October 17, 2003 this plan was amended again and an additional 150,000 shares were added to this plan bringing the total to 275,000 shares. Under this plan 177,399 shares have been repurchased for a total of $3,652,464.

On November 4, 2002, the Board of Directors announced a two-for-one stock split on VFG stock for shareholders of record on November 15, 2002.

Number of Equity Holders

As of December 31, 2003, there were 1,322 holders of record of VFG's common stock.

Dividends

VFG paid cash dividends of $.05 per share on February 12, and May 16, 2003. VFG paid cash dividends of $.07 per share on August 8, and November 14, 2003. Cash dividends of $.05 per share were issued on February 15, May 10, August 9, and November 18, 2002. Cash Dividends of $.05 per share were issued on February 16, May 11, August 10, and November 9, 2001. Cash dividends of $.05 per share were issued on February 11, May 5, August 11 and November 10, 2000. Cash dividends of $ .20, $ .045 and $.045 per share were issued on April 15, 1999, July 30, 1999 and October 30, 1999, respectively. The prior year amounts reported reflect an adjustment for the November 2002 stock split.

Washington law limits the ability of the Bank to pay dividends to the Company. Under these restrictions, a bank may not declare or pay any dividend in an amount greater than its retained earnings without approval of the Division of Banks. All of the retained earnings of the Bank are available for the payment of dividends to the Company under these restrictions, subject to the federal capital regulations discussed above. See "Business - Supervision and Regulation - Dividends".

Securities Authorized for Issuance Under Equity Compensation Plans

Incorporated by reference to the sections entitled Information Regarding the Board of Directors and its Committees - Director Compensation and Executive Compensation, as set forth in the Proxy Statement.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with VFG's consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits.

($ in thousands, except per share data)	2003	2002	2001	2000	1999

For the Year
Net interest income after provision
for credit losses	$22,861	$21,079	$17,682	$16,604	$11,348
Non-interest income	12,560	7,865	6,324	4,975	4,619
Non-interest expense and taxes	26,365	22,732	19,569	17,218	14,607
Net income	$9,056	$6,212	$4,437	$4,361	$1,360
Per Common Share
Basic Earnings Per Share	$2.07	$1.42	$1.02	$1.01	$.32
Stock Dividends declared	- -	- -	- -	- -	- -
Cash Dividends Paid	$.24	$.20	$.20	$.20	$.29
Balance Sheet Data:
Total Assets	$513,900	$474,450	$364,623	$324,235	$293,773
Long-term debt	42,000	24,000	575	1,303	2,030
Stockholders' equity	48,673	44,209	38,795	34,373	30,618

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes to those statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, included in this report.

Forward-Looking Information

Statements appearing in this report which are not historical in nature, including the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Forward-looking statements are subject to the risks and uncertainties that may cause actual future results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. VFG does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Annual Report, with respect to events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events.

Such risks and uncertainties with respect to the Company include, among others, the risk of regulatory changes in Arkansas regarding payday lending, the inability to replace the Alabama payday lending program with a similar program in another state, risks related to the general economic environment, particularly in the region in which the Company operates, competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits, loss of customers of greatest value to the Bank, or other losses, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements, changes in prevailing interest rates that could lead to decreased net interest margin, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, changes in technology or required investments in technology, and the availability of and costs associated with sources of liquidity.

Critical Accounting Policies and Estimates

The Company's financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that the allowance for credit losses is one of the more critical judgment areas in the application of its accounting policies that affect financial condition and results of operations. The allowance for credit losses is more fully described in the Liquidity and Financial Condition section.

Performance Overview

In 2003, the Company earned $9,056,000. This represents the Company's most profitable year to date, surpassing the 2002 record of $6,212,000 by $2,844,000, or 46%. Earnings for 2002 increased by $1,775,000 or 40% over 2001 earnings of $4,437,000. Highlights for 2003 include:

  a 60% increase in non-interest income, primarily due to a 34% increase in mortgage origination fees and gains on sales of loans;
  Harbor Bank acquisition in 2002 becomes accretive to 2003 earnings;
  an 8% increase in net interest income, primarily due to a 22% reduction in deposit interest expense; and
  a $2,100,000 gain on sale of foreclosed real estate which related to a loan that had been previously charged off in 1999.

Asset growth in 2003 was 8% as total assets have grown to $513,900,000. Securities available-for-sale increased $51,256,000 with a reduction in cash and due from banks of $11,917,000. These two fluctuations account for the majority of 2003 net asset growth totaling $39,427,000. Gross loans fluctuated only slightly year over year with a $1,361,000 or .6% increase. Total deposits decreased $1,984,000, or .5%, to $382,223,000. Short term and long term borrowings increased $35,847,000 in 2003, and were primarily utilized to purchase securities. Basic earnings per share for 2003 were $2.07 per share compared to $1.42 per share for 2002 and $1.02 per share for 2001.

The 34% increase in mortgage origination fees and gains on sale of loans is primarily attributed to the mortgage originations and refinance activity associated with low mortgage rates in 2003. Management expects the mortgage activity and the corresponding income to be lower in 2004.

On July 15, the Company sold property that had been acquired as a result of a failed loan identified in 1999. The sale resulted in a $2,100,000 "Gain on Sale of Foreclosed Real Estate" and is reflected in the Company's 2003 results as "Other noninterest income". This transaction increased 2003 earnings per share by $.32.

The Bank's small loan division contributed $2,289,000 to net income in 2003. The small loan division provided small, short-term consumer loans to customers in Arkansas during all of 2003 and Alabama during a portion of 2003, pursuant to agreements with Advanced America. We discontinued operations in Alabama, which accounted for 68% of the small loan division's net income in 2003, and have not substituted those operations with similar lending operations in other states. See "Business - General." Financial highlights on this segment of the Company are found in Note 20-Business Segment Information, in the Company's consolidated financial statements.

The following table sets forth certain operating and capital ratios for the Company at December 31:

	2003	2002	2001	2000	1999

Return on Average Assets	1.88%	1.56%	1.27%	1.40%	0.48%
Return on Average Equity	19.55%	15.13%	12.12%	13.62%	4.26%
Average Equity to Average Assets Ratio	9.67%	10.28%	10.45%	10.25%	11.32%
Dividend Payout Ratio	11.57%	14.13%	19.70%	19.88%	92.79%

Return on Average Assets and Return on Average Equity at December 31, 2003 without the $2.1 million gain on sales of foreclosed real estate would have been 1.59% and 16.55% respectively.

The Company acquired Harbor Bank, NA on October 1, 2002 in a strategic expansion of its presence in the Pierce County marketplace. The acquisition provides two branches and lending opportunities in Gig Harbor. The Company had been considering expansion into the Gig Harbor area via a de novo branch, but this acquisition provided an opportunity to acquire significant market share in a single transaction. Total assets, loans, and deposits of Harbor Bank on the date of acquisition were $81,546,000, $54,761,000 and $74,163,000, respectively. The effect on 2002 net income was not material as the net revenues generated were offset by costs related to the acquisition and integration of the organizations' personnel and information systems. See Note 2 to the consolidated financial statements for more information on this acquisition. In addition to the growth in the Company's assets and liabilities from this transaction, it also contributed to a significant increase in the Company's problem loans. For further discussion, please see the discussion on Asset Quality in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Interest Income

Net interest income is comprised of the difference between interest income, primarily from loans and investments, less interest expense incurred on interest bearing liabilities, primarily from deposits and borrowed funds. Changes in net interest income from year to year are influenced by both the volume of the assets and the liabilities, and the rates earned. Net interest income in 2003 increased by $1,768,000 or 8% over 2002. Net interest income in 2002 increased by $4,024,000 or 21% over 2001. The net increase in 2003 was due to the decrease in interest expense incurred on interest bearing liabilities and additional interest income resulting from an increased volume of loans, although this was partially offset by the reduction in the rate earned. The net increase in 2002 was due primarily to the volume of Harbor Bank loans.

During 2003, the net interest margin decreased 93 basis points to 5.91% from 6.84% in 2002. This reduction is primarily a direct result of ongoing short-term interest rates causing earning assets to continue downward repricing in 2003. Interest rate cuts in 2003 and 2002 were less dramatic than in 2001, when the prime rate, a benchmark rate that generally represents the rate at which banks lend to the most credit worthy borrowers, was cut 11 times. In 2003 and 2002 rates remained low and included additional rate cuts in June 2003 and September 2002. For comparison, the prime rate dropped from 9.5% to 4.75% in 2001, and as of December 31, 2002 and 2003, stood at 4.25% and 4.00%, respectively. Similarly, the Federal Funds rate, which represents banks' overnight borrowing rate experienced similar rate cuts and dropped from 6.5% to 1.75% in 2001 and as of December 31, 2002 and 2003 stood at 1.25% and 1.00%, respectively. As the rates stayed low, the effects of those dramatic reductions in 2001 continued to have an effect on both assets and liabilities as they matured and repriced as well as on new volume generated.

Total interest income earned from loans in 2003 increased by $506,000. On the one hand, $4,162,000 resulted from an increase in the average volume of loans during the year. On the other hand, a reduction in the average yield on loans, which decreased from 9.08% in 2002 to 8.00% in 2003, reduced interest income by $3,656,000. The reduction in interest yield is due primarily to repricing pressures; however, included in the $3,656,000 of reduced interest income is $1,180,000 of Alabama loan fees which would have been previously classified as interest income but was reclassified into miscellaneous income for the period July 12, 2003 through October 31, 2003. This amount represents the monies the Company would have collected on loans originated in Alabama if the Alabama legislature had not passed the Deferred Presentment Services Act. Despite the reduction in average yield, the Bank is able to maintain a relatively high yield due to participation in the small loan program, which began in late 2000. These short-term consumer loans carry substantially higher yields than those in the Bank's traditional portfolio, and, because they are a convenience product the price does not rise and fall with changing interest rates.

Adding to the increased loan interest was an increase in the interest earned on investment securities, which increased by $858,000 over the prior year. The most significant reason for this increase was additional volume which increased from an average volume of $23,935,000 to $54,046,000 generating an additional $1,240,000 in additional interest earned. The interest earned was offset by a reduction in yield which dropped from 5.27% in 2002 to 3.92% in 2003.

Interest expense on deposits in 2003 decreased 22%, or $1,321,000 from 2002. The reason for this decrease is due to the reduction in the rate of interest paid on deposits. The average rate decline on deposits to 1.53% in 2003 from 2.15% in 2002 resulted in $1,523,000 of savings on interest expense while additional volume of average deposits, an increase of 8.8%, increased interest expense $202,000. Interest expense on other borrowings increased $935,000. The reduction in average interest rate to 2.88% from 3.32% saved $102,000 in interest expense. However the increased average volume of borrowings, primarily the issuance of trust preferred securities totaling $19,000,000 and notes payable of $27,700,000 to Citigroup, increased interest expense by $1,037,000.

An analysis of the change in net interest income is as follows (dollars in thousands):

	2003 compared to 2002			2002 compared to 2001
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$4,162	$(3,656)	$506	$3,684	$(3,219)	$465
Federal funds sold and deposits in banks	48	(30)	18	11	(83)	(72)
Investment securities	1,240	(382)	858	(37)	(170)	(207)
Total interest income	5,449	(4,067)	1,382	3,658	(3,472)	186

Interest paid on:
Savings, NOW and MMA	(286)	503	217	541	(1,269)	(728)
Time deposits	84	1,020	1,104	(302)	(3,131)	(3,433)
Other borrowings	(1,037)	102	(935)	415	(92)	323
Total Interest expense	(1,239)	1,625	386	654	(4,492)	(3,838)

Net interest income	$4,210	$(2,442)	$1,768	$3,004	$1,020	$4,024

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

		2003			2002			2001
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Rates	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Earning Assets:
Loans(1)	$364,745	$29,168	8.00%	$315,595	$28,662	9.08%	$277,063	$28,197	10.18%
Federal funds sold and
interest bearing deposits in
banks	7,223	68	0.94%	2,954	50	1.69%	2,699	122	4.52%
Investment securities	54,046	2,120	3.92%	23,935	1,262	5.27%	24,560	1,469	5.98%

Total earning assets and
	426,014	31,356		342,484	29,974		304,322	29,788
interest income			7.36%			8.75%			9.79%
Other Assets:
Cash and due from banks	24,432			28,479			19,511
Bank premises and
equipment	11,650			10,438			10,405
Other assets	28,912			23,349			19,471
Allowance for credit losses	(8,160)			(5,415)			(3,492)

Total Assets	$482,848			$399,335			$350,217

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$168,616	$(1,478)	0.88%	$141,734	$(1,695)	1.20%	$111,752	$(2,423)	2.17%
Time deposits	130,894	(3,113)	2.38%	133,263	(4,217)	3.16%	138,957	(7,650)	5.51%

Total interest bearing
deposits	299,510	(4,591)	1.53%	274,997	(5,912)	2.15%	250,709	(10,073)	4.02%
Other borrowings	54,746	(1,575)	2.88%	19,305	(640)	3.32%	7,265	(317)	4.36%

Total interest bearing
liabilities and interest	354,256	(6,166)	1.74%	294,302	(6,552)	2.23%	257,974	(10,390)	4.03%
expense
Non-interest bearing
deposits	75,953			59,559			52,692
Other liabilities	5,932			4,429			2,957
Stockholders' equity	46,707			41,045			36,594

Total liabilities,
stockholders' equity and net	$482,848	$34,372		$399,335	$23,422		$350,217	$19,398
interest income
Net interest income as a
percentage of average of
earnings assets:
Interest Income			7.36%			8.75%			9.79%
Interest Expense			1.45%			1.91%			3.41%
Net Interest Income			5.91%			6.84%			6.37%

(1) For purposes of these computations, non-accrual loans are included in the average loan balance outstanding. Loan fees and late charges of $1,033,000, $727,000, and $1,492,000, are included in interest income in 2003, 2002, and 2001, respectively.

Non-Interest Income

Total non-interest income increased $4,695,000 to $12,560,000, a 60% increase over 2002. Non-interest income includes service charges on deposit accounts, origination fees and gains on sale of loans, earnings on bank-owned life insurance, small loan miscellaneous income, and gain on sale of foreclosed real estate. Service charges on deposit accounts increased by $536,000, or 17% over 2002 due to increased number of deposit accounts. These revenues increased in 2002 by $670,000, or 27% from 2001 due to increased deposits and the full year effect of the 2001 introduction of a new overdraft privilege program. Origination fees and gains on sale of loans increased $861,000, or 34% from 2002 and 2002 increased $472,000, or 23% over 2001. These increases are due to an increased market share in home mortgage financings, which remain attractive to consumers due to the continued low interest rate environment. An increase in interest rates in the last quarter of 2003 had the effect of reducing mortgage financing and refinancing activity. Other operating income increased $3,298,000, or 149% over 2002. This increase was primarily due to a $2,100,000 gain on sale of foreclosed real estate and $1,180,000 in small loan miscellaneous income associated with the termination of small loan originations in Alabama. Other operating income increased $399,000 in 2002 from 2001 due to increases in rental income on foreclosed real estate and cash surrender value of Company owned life insurance of $236,000 and $174,000 respectively.

Non-Interest Expense

Total non-interest expense in 2003 increased 11% over 2002 and amounted to $22,192,000. Total non-interest expense in 2002 increased 13% over 2001 to total $20,073,000. Salaries and benefits, the largest component of non-interest expense, in 2003 increased $1,771,000, or 17% over 2002. This increase includes a full year salary for those employees acquired in the Harbor Bank acquisition as well as increased commissions related to mortgage origination. These expenses for 2002 increased $658,000, or 7% from 2001 due to three months salaries for those employees acquired in the Harbor Bank acquisition and also increased commissions related to mortgage origination. Occupancy costs and equipment expenses increased 28% in 2003 due primarily to a full years' depreciation related to the Harbor Bank facilities acquired in October 2002 and costs associated with the Bank's branding efforts in 2003. Occupancy costs and equipment expenses increased 17% in 2002 due primarily to the acquisition of Harbor Bank and continued upgrades to infrastructure. Other expenses in 2003 decreased 7% or $468,000 over 2002. The reduction is primarily attributed to a reduction in tax expense from a state business tax refund in 2003, offset by an increase in branding expenses incurred in 2003. Other expenses in 2002 increased $1,882,000, or 36% over 2001. The primary increases in 2002 were $264,000 recognized for long-term care benefits for directors, $235,000 in legal fees primarily related to the Harbor Bank acquisition and issuance of trust preferred securities, $182,000 related to the operations of the small loan program, $180,000 in integration costs related to the Harbor Bank acquisition, $141,000 in other professional fees related to the Harbor Bank acquisition, issuance of trust preferred securities and an ongoing branding project, and $123,000 in expenses related to foreclosed real estate.

Liquidity and Financial Condition

Asset growth in 2003 was 8% as total assets have grown to $513,900,000. Securities available for sale increased $51,256,000 with a reduction in cash and due from banks of $11,917,000. These two fluctuations account for the majority of 2003 asset growth totaling $39,427,000. Gross loans fluctuated only slightly year over year with a $1,361,000 or .4% increase. Total deposits decreased $1,984,000, or .5%, to $382,223,000. Short term and long term borrowings increased $35,847,000 in 2003, which were primarily used to purchase securities.

The principal sources of the Company's cash are dividends from the Bank and, in 2003, the proceeds of a $6 million offering of trust preferred securities completed in April. The Bank's ability to pay dividends is regulated by federal and state law. See "Business - Supervision and Regulation - Dividends."

The Bank's primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), the use of the Federal Funds markets, and long-term borrowings.

In June 2002 and April 2003, the Company raised $13,000,000 (VFG Capital Trust I) and $6,000,000 (VFG Capital Trust II), respectively through its participation in pooled trust preferred securities offerings. The floating rate trust preferred securities issued by VFG Capital Trust I accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.65% per annum on the outstanding balance. The stated maturity date of this offering is July 2032. The floating rate trust preferred securities issued by VFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.25% per annum on the outstanding balance. The stated maturity date of this offering is October 2033. The majority of these funds were utilized for the purchase of Harbor Bank in 2002, to repurchase Company stock and pay cash dividends to the Shareholders.

Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

Deposits are the primary source of new funds. Total deposits were $382,223,000 at December 31, 2003, down slightly from $384,207,000 at December 31, 2002. See "Deposits" below. The Bank has attempted to attract deposits in its market areas through competitive pricing and delivery of quality products.

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources include assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, which are the principal source of asset liquidity. At December 31, 2003 cash, deposits in banks, interest-bearing deposits in banks and securities available for sale totaled $109,669,000. External sources refer to the ability to attract new liabilities and capital, including increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At December 31, 2003, overnight and federal funds lines of credit totaled $48,553,000. These credit lines were accessed regularly as a source of funding during 2003 and amounted to $10,000,000 at December 31, 2003.

Management believes the Bank's liquidity position at December 31, 2003, was adequate to meet its short-term funding requirements.

Management expects to continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Investments

In 2003 the Company's securities available for sale and securities held to maturity increased $51,256,000 to $85,383,000. In August, September and October the Company purchased mortgage-backed securities totaling approximately $48,000,000. The securities purchased were funded with cash and a combination of short and long term borrowings. The securities have an estimated average life of five years with continual cash flow via periodic paydowns. These mortgage-backed securities were purchased to take advantage of the steep short term yield curve. Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. The recorded amounts of securities and their fair value at December 31 are found in Note 4-Securities, in the Company's consolidated financial statements.

The stated maturities and weighted average yield of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities
	Amortized	Fair	Weighted	Amortized	Fair	Weighted
	Cost	Value	Average Yield	Cost	Value	Average Yield

Due in one year or less	$ - -	$ - -	- -%	$2,279	$2,284	5.78%
Due after one year through five years	505	525	5.88%	23,189	23,346	2.70%
Due after five years through ten years	- -	- -	- -%	3,078	3,272	4.80%
Due after ten years	- -	- -	- -%	210	209	5.20%
No maturity investment				3,000	3,000	6.53%
Mortgage backed securities				52,884	52,725	4.27%
	$505	$525		$84,640	$84,836

Weighted average yield is reported on tax-equivalent basis.

There were no gross realized gains or gross realized losses on sales of securities available for sale in 2003, 2002, or 2001.

Loans

Total loans excluding loans held for sale increased by $1,361,000 to $363,493,000 in 2003. The composition of the loan portfolio was as follows at December 31 (dollars in thousands):

		2003		2002	2001			2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$52,515	14.4%	$64,716	17.9%	$40,870	14.2%	$37,989	14.9%	$34,981	15.0%
Real estate
construction	79,788	22.0%	70,385	19.4%	50,798	17.6%	39,486	15.5%	19,169	8.2%
Real estate
mortgage	221,086	60.8%	207,346	57.3%	185,012	64.1%	167,680	65.7%	170,203	73.1%
Consumer	6,946	1.9%	10,718	3.0%	4,732	1.6%	6,792	2.6%	8,472	3.7%
Small loans		3,158.9%	8,967	2.4%	7,289	2.5%	3,236	1.3%	- -	- -

	$363,493	100.0%	$362,132	100.0%	$288,701	100.0%	$255,183	100.0%	$232,825	100%

The Bank's loan portfolio is concentrated in real estate secured loans which include real estate construction loans and real estate mortgage loans. Real estate mortgage loans primarily consist of commercial loans secured by real estate. The Bank made 334,788 small loans in 2003, representing $115,829,000 in total advances.

The following table shows the maturity analysis of commercial, real estate construction, and real estate mortgage loans outstanding as of December 31, 2003 (dollars in thousands):

	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total

Commercial	$37,358	$12,104	$3,054	$52,516
Real estate construction	66,187	13,117	484	79,788
Real estate mortgage	99,229	71,389	50,468	221,086

	$202,774	$96,610	$54,006	$353,390

Of these loans maturing after one year, $77,403,000 have predetermined or fixed interest rates and $73,213,000 have floating or adjustable interest rates.

Asset Quality

Non-performing assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets. Total non-performing assets amounted to $4,205,000 at December 31, 2003, a decrease of 67% or $8,570,000 from December 31, 2002. Non-accrual loans decreased $4,339,000 during 2003 from the December 31, 2002 balance of $6,543,000. Total foreclosed real estate amounted to $1,996,000 at December 31, 2003. Accruing loans past due 90 days or more were $2,000 at December 31, 2003 compared to $1,278,000 for the same period in 2002. Any anticipated losses on these loans have been adequately reserved for in the allowance for credit losses. The Company has allocated significant resources towards improving its asset quality in 2003. As evidenced in the table below , the majority of these asset quality issues were a direct result of the Harbor Bank acquisition in October 2002.

Loans will be placed on non-accrual using the following guidelines: (1) a loan will be placed on nonaccrual when collection of all principal or all interest is deemed unlikely; and (2) a loan will automatically be placed on nonaccrual when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of being collected. Placing a loan on non-accrual does not diminish in anyway the Company's claims against the borrower.

Non-performing assets were as follows at December 31 (Dollars in thousands):

	2003	2002	2001	2000	1999

Non-accrual loans	$2,204	$6,543	$1,830	$857	$1,476
Accruing loans past due 90 days or more	2	1,278	284	1,264	28
Foreclosed real estate	1,996	4,899	4,387	4,097	1,890
Other assets	3	55	7	7	24
	$4,205	$12,775	$6,508	$6,225	$3,276

The gross interest income that would have been recorded in 2003 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, totaled $100,000. No interest income on these loans was included in net income in 2003.

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for credit losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC which can order the establishment of additional loss allowances.

The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowance for credit losses at the dates indicated, were as follows:

	At December 31,
	2003	2002	2001
	(In thousands)
Doubtful	$707	$1,081	$900
Substandard	6,187	11,722	2,904
Special mention	11,820	12,214	2,692
Allowance for credit losses	7,589	7,947	4,088

The Bank's classified assets decreased by $6,303,000 at December 31, 2003 primarily in the substandard category. As mentioned previously 2002 classified asset numbers are primarily a result of the acquisition of the Harbor Bank loan portfolio. These loans were acquired along with the related allowance for credit losses, resulting in a significant increase in the Bank's total allowance for credit losses.

Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. At December 31, 2003, 93 loans were classified as substandard compared to 101 at December 31, 2002. One loan accounts for $1,113,000 or 18% of the total. The loan is secured by a first mortgage position on two commercial properties located in Vashon Island and Buckley, Washington. Management believes the Bank is adequately provisioned against losses that might occur with this loan.

Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. There were three relationships in this category as of December 31, 2003 aggregating $5,498,000 or 47% of the total, with no other concentrations. One relationship was for $1,804,000 secured by a first mortgage on commercial property and business assets in Gig Harbor, Washington, the second for $2,006,000 was secured by a first mortgage position on a hotel located in Kent, Washington, and the third for $1,688,000 secured by a first mortgage on commercial property in Algona, Washington. Management believes none of these relationships will result in a loss for the Bank. Each of these loans is current and paying in accordance with the required loan terms.

The Company is not aware of any loans continuing to accrue interest at December 31, 2003 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been adequately reserved in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb probable losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, the provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses can be determined only on a judgmental basis, after full review, including:

  consideration of economic conditions and the effect on particular industries and specific borrowers;
  a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors;
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
A formal analysis of the adequacy of the allowance is conducted quarterly and reviewed by the Board of Directors. Based on this analysis, management considers the allowance for credit losses to be adequate.

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience for the bank and for the industry as a whole, based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Provisions for loan losses on small loans are made monthly to maintain this segment of the allowance for credit losses at a level sufficient to absorb losses on existing loans. This portion of the allowance is generally maintained at a level sufficient to cover all small loans that have defaulted, as well as an amount sufficient to absorb the anticipated losses on two small loan operating cycles (approximately one month in duration), based on both the Bank's and the industry's historical loss experience.

Transactions in the allowance for credit losses for the five years ended December 31, 2003 are as follows (dollars in thousands):

	2003	2002	2001	2000	1999

Balance at beginning of year	$7,947	$4,088	$3,503	$5,825	$2,290
Provision for credit losses	2,329	2,343	1,716	(50)	3,730
Transfer from acquisition of Harbor Bank, N.A.	- -	3,868	- -	- -	- -
Charge offs:
Commercial	(668)	(60)	(60)	(2,217)	(116)
Real Estate Mortgage and Construction	(516)	- -	- -	(77)	(65)
Small Loans	(1,882)	(2,398)	(2,051)	- -	- -
Consumer	(824)	(36)	(36)	(57)	(66)

	(3,890)	(3,274)	(2,147)	(2,351)	(247)

Recoveries:
Commercial	123	12	12	43	17
Real Estate Mortgage and Construction	53	8	8	8	12
Small Loans	935	862	983	- -	- -
Consumer	92	13	13	28	23
	1,203	922	1,016	79	52

Net charge-offs	(2,687)	(2,352)	(1,131)	(2,272)	(195)
Balance at end of year	$7,589	$7,947	$4,088	$3,503	$5,825
Ratio of net charge-offs to average loans outstanding	74%	.75%	.41%	.89%	.09%

The Bank charged off $1,882,000 in small loans, and recovered $935,000. The net charge-offs as a percent of total small loan advances for 2003 was .82%.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996, issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114". The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. The following table summarizes the Bank's impaired loans at December 31 (dollars in thousands):

	2003	2002	2001	2000	1999
Total Impaired Loans	$2,204	$6,543	$1,830	$857	$4,726
Total Impaired Loans with Valuation
Allowance	$1,938	$5,795	$928	$817	$3,680
Allocation of Allowance for Credit Losses	$869	$908	$528	$308	$3,347

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

In the following table, the allowance for credit losses at December 31, 2003, 2002, 2001, 2000 and 1999 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations (dollars in thousands):

	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$3,036	14.4%	$3,705	17.9%	$1,581	14.2%	$1,626	14.9%	$3,616	15.0%
Real Estate(1)	4,002	82.8%	3,523	76.7%	2,132	81.7%	1,800	81.2%	2,112	81.3%
Consumer	310	1.9%	301	3.0%	31	1.6%	23	2.6%	97	3.7%
Small Loans	241.9%		418	2.4%	344	2.5%	54	1.3%	- -	- -

Total	$7,589	100.0%	$7,947	100.0%	$4,088	100.0%	$3,503	100%	$5,825	100.0%

(1) Real estate includes real estate mortgage and real estate construction.

Deposits

Total deposits decreased by $1,984,000, or .52% from 2002 to $382,223,000. 2002 deposits included $74,163,000 acquired in the Harbor Bank, NA acquisition. Non-interest bearing deposits experienced minimal increase while savings and interest-bearing demand deposits increased 17% to $182,545,000 in 2003. Time deposits decreased 19% to $118,334,000. To reduce the effect of continuous short-term interest rates on the Company's net interest margin, Management decided in 2003 to focus growth in its core or lower cost deposits. We pursued this strategy through marketing, implementation and expansion of value-added products associated with these accounts and product pricing.

The Bank's average deposits for the year(s) ended December 31 are summarized as follows (dollars in thousands):

	2003				2002			2001
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amount	%	Rate	Amount	%	Rate	Amount	%	Rate

Demand Deposits- non-
interest bearing	$75,953	20.2	- -	$59,559	17.8	- -	$52,692	17.4	- -
Interest bearing demand	136,073	36.2	.96%	110,085	32.9	1.31%	87,465	28.8	2.30%
Savings Accounts	32,543	8.7	.53%	31,649	9.5	.79%	24,287	8.0	1.69%
Other time deposits	130,894	34.9	2.38%	133,263	39.8	3.16%	138,957	45.8	5.46%

TOTAL	$375,463	100.0		$334,556	100.0		$303,401	100.0

Time deposits at December 31, 2003 are scheduled to mature as follows (dollars in thousands):

	Under	$100,000
	$100,000	and over	Total

0-90 days	$15,809	$8,361	$24,170
91-180 days	14,059	19,746	33,805
181-365 days	19,623	4,722	24,345
Over 1 year	22,406	13,608	36,014
	$71,897	$46,437	$118,334

Capital Resources

Consolidated capital of VFG increased $4,464,000 during 2003 to $48,673,000. Net earnings of $9,056,000 provided the largest increase to capital while exercising of stock options provided $1,608,000. Decreases to capital were $4,828,000 in stock repurchased by the Company and cash dividends of $0.24 per share, or $1,048,000. Cash dividends totaling $0.20 per share after the effect of the stock split, were paid in 2002 and 2001.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At December 31, 2003, the Company's leverage ratio was 10.70%, compared to 11.60% at year-end 2002. For regulatory purposes, any goodwill and other intangible assets are treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At December 31, 2003, the Tier I capital ratio was 11.20%, and total capital was 13.04%. The similar ratios at December 31, 2002 were a Tier I capital ratio of 10.23% and a total capital ratio of 11.49%. For additional information, see "Item 1-Business-Supervision and Regulation-Capital Adequacy".

Borrowings

Information concerning short-term borrowings is summarized as follows (dollars in thousands):

	2003	2002	2001
Average balance during the year	$23,443	$11,450	$6,441
Average interest rate during the year	1.1%	1.8%	4.0%
Maximum month-end balance during the year	$34,394	$27,802	$17,202
Weighted average rate at December 31,	.9%	.9%	2.0%
Balance at end of year	$34,394	$16,547	$7,055

Short-term borrowings represent federal funds purchased, generally maturing within one to four days, demand notes from the U.S. Treasury, two notes with Citigroup and advances from the FHLB, normally maturing within one year.

Long-term borrowings include trust preferred securities, term advances from the FHLB, and two notes with Citigroup.

The following table shows the long-term borrowing contractual obligations as of December 31, 2003 (dollars in thousands):

	Payments Due by Period

		After One	After Three	More Than
	Less than	But Within	But Within	Five
Contractual Obligations	One Year	Three Years	Five Years	Years	Total

Citigroup Note Payable	$ - -	$13,000	$ - -	$ - -	$13,000
FHLB Term Advances	- -	10,000	- -	- -	10,000
Trust Preferred Securities	- -	- -	- -	19,000	19,000

Total Contractual Obligations	$ - -	$23,000	$ - -	$19,000	$42,000

Off Balance Sheet Arrangements

Information concerting Off-Balance Sheet Arrangements is found in Note 13 - Commitments and Contingent Liabilities, in the Companies consolidated financial statements.

Supplementary Quarterly Data

(dollars in thousands, except per share
amounts)	Quarter Ended
	Dec	Sept	June	March	Dec	Sept	June	March
	2003	2003	2003	2003	2002	2002	2002	2002
Interest income	$7,437	$7,519	$8,164	$8,236	$8,716	$7,327	$6,995	$6,936
Interest expense	1,491	1,507	1,550	1,618	1,740	1,632	1,464	1,716
Net interest income	5,946	6,012	6,614	6,618	6,976	5,695	5,531	5,220

Provision for credit losses	476	654	622	577	735	623	364	621
Non-interest income	2,390	5,155	2,449	2,566	2,181	2,040	1,828	1,816
Non-interest expense	4,914	5,647	5,651	5,980	6,509	4,614	4,541	4,409
Income taxes	921	1,571	836	845	439	816	777	627

Net income	$2,025	$3,295	$1,954	$1,782	$1,474	$1,682	$1,677	$1,379

Basic earnings per share	$0.47	$0.76	$0.45	$0.41	$0.34	$0.38	$0.38	$0.32
Diluted earnings per share	$0.45	$0.72	$0.43	$0.39	$0.33	$0.37	$0.38	$0.31

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

Interest rate sensitivity is closely related to liquidity, as each is directly affected by the maturity of assets and liabilities. The Company's net interest margin is affected by changes in the level of market interest rates. Management's objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income. See "Management's Discussion and Analysis - Liquidity and Financial Condition - Results of Operations - Net Interest Income".

Management considers any asset or liability that matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. A Static Gap analysis as presented below provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. Based on the Bank's static interest sensitivity gap is negative within one year. However, this assumes that general market interest rate changes affect the repricing of assets and liabilities in equal magnitudes.

Interest Rate Gap Analysis
December 31, 2003
		After One
	Within	But Within	After
(dollars in thousands)	One Year	Five Years	Five Years	Total
Loans	$208,685	$100,397	$54,411	$363,493
Securities:
Available for sale	5,884	67,199	8,753	81,836
Held to maturity	- -	505	- -	505
Federal Funds Sold	5,530	- -	- -	5,530
Interest bearing deposits with banks	213	- -	- -	213
Total Earning Assets	$220,312	$168,101	$63,164	$451,577
Deposits:
Savings, NOW and money market	$182,545	$ - -	$ - -	$182,545
Time deposits	82,320	36,014	- -	118,334
Short-term borrowings	34,394	- -	- -	34,394
Long-term debt	- -	23,000	19,000	42,000
Total Interest Bearing Liabilities	$299,259	$59,014	$19,000	$377,273
Net Interest Rate Sensitivity Gap	$(78,947)	$109,087	$44,164	$74,304
Cumulative Interest Rate Sensitivity Gap	$(78,947)	$30,140	$74,304
Cumulative Gap as a Percent of Earning Assets	(17%)	7%	16%

As indicated above , the effect of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin. Based on historical data, however, Management believes the opposite to be true. Based on an interest rate shock analysis, in a rising rate environment, repricing of liabilities will lag the upward pricing of assets and accordingly, the Company's net interest margin will increase in a rising rate environment. Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.

According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $750,000. This amount represents approximately 2.8% of the 2003 net interest income.

The Company's market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Venture Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Venture Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Venture Financial Group, Inc. and its subsidiaries (formerly First Community Financial Group, Inc.) as of December 31, 2002, and for the years ending December 31, 2002 and 2001, were audited by other auditors whose report dated January 10, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venture Financial Group, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Everett, Washington
January 14, 2004

Independent Auditor's Report

Board of Directors
Venture Financial Group, Inc.

 Lacey, Washington

We have audited the accompanying consolidated balance sheet of Venture Financial Group, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venture Financial Group, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Tacoma, Washington
January 10, 2003

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands)

ASSETS
	DECEMBER 31,
	2003	2002
Cash and due from banks	$19,048	$30,965
Interest bearing deposits at other banks	213	76
Federal funds sold	5,530	7,000
Securities available-for-sale	84,878	33,622
Securities held-to-maturity (market value: 2003 - $525; 2002 - $540)	505	505
Federal Home Loan Bank stock, at cost	1,156	877
Loans held-for-sale	4,138	7,432
Loans	363,493	362,132
Allowance for credit losses	(7,589)	(7,947)
Net loans	355,904	354,185
Premises and equipment	12,112	11,141
Foreclosed real estate	1,996	4,899
Accrued interest receivable	1,824	1,884
Cash surrender value of bank owned life insurance	13,113	8,863
Goodwill	10,961	10,961
Other intangible assets	636	747
Other assets	1,886	1,293
Total assets	$513,900	$474,450

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand - noninterest bearing	$81,344	$82,267
Savings and interest-bearing demand	182,545	156,031
Time	118,334	145,909
Total deposits	382,223	384,207
Short-term borrowings	34,394	16,547
Accrued interest payable	174	315
Long-term debt
Trust Preferred Securities	19,000	13,000
Other long-term debt	23,000	11,000
Other liabilities	6,436	5,172
Total liabilities	465,227	430,241
STOCKHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized,
shares issued and outstanding: 2003 - 4,316,163; 2002 - 4,389,236	5,395	5,487
Additional paid-in capital	19,894	22,943
Retained earnings	23,254	15,246
Accumulated other comprehensive income	130	533
Total stockholders' equity	48,673	44,209
Total liabilities and stockholders' equity	$513,900	$474,450

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
(dollars in thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
INTEREST INCOME
Loans	$29,168	$28,662	$28,197
Federal funds sold and deposits in banks	68	50	122
Investment securities
Taxable	1,811	939	1,091
Non-taxable	309	323	378

Total interest income	31,356	29,974	29,788

INTEREST EXPENSE
Deposits	4,591	5,912	10,073
Short-term borrowings	250	208	256
Long-term debt	1,325	432	61

Total interest expense	6,166	6,552	10,390

Net interest income	25,190	23,422	19,398

PROVISION FOR CREDIT LOSSES	2,329	2,343	1,716

Net interest income after provision for credit losses	22,861	21,079	17,682

NON-INTEREST INCOME
Service charges on deposit accounts	3,668	3,132	2,462
Origination fees and gain on sales of loans	3,380	2,519	2,047
Other operating income	5,512	2,214	1,815

Total non-interest income	12,560	7,865	6,324

NON-INTEREST EXPENSES
Salaries and employee benefits	12,018	10,247	9,589
Occupancy	1,552	1,285	1,174
Equipment	1,822	1,356	1,255
Amortization of goodwill	-	-	207
Amortization of intangible assets	111	28	201
Other	6,689	7,157	5,275

Total non-interest expenses	22,192	20,073	17,701

Income before income taxes	13,229	8,871	6,305

INCOME TAXES	4,173	2,659	1,868

NET INCOME	$9,056	$6,212	$4,437

EARNINGS PER SHARE
Basic	$2.07	$1.42	$1.02
Diluted	1.98	1.39	0.99

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(dollars in thousands, except per share data)

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	KSOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance, December 31, 2000	2,184,003	5,460	23,099	6,349	(332)	(203)	34,373

Comprehensive income
Net income				4,437			4,437
Other comprehensive income, net of tax
Change in fair value of securities available-for-sale					644		644

Comprehensive income							5,081

Stock options exercised	2,678	7	20				27
Cash dividends paid ($.40 per share)				(874)			(874)
Income tax benefit from exercise of stock options			10				10
Net decrease in unearned KSOP shares						178	178

Balance, December 31, 2001	2,186,681	5,467	23,129	9,912	312	(25)	38,795

Comprehensive income
Net income				6,212			6,212
Other comprehensive income, net of tax
Change in fair value of securities available-for-sale					221		221

Comprehensive income							6,433

2 for 1 stock split	2,186,681
Stock options exercised	107,620	135	597				732
Stock repurchased	(91,746)	(115)	(835)				(950)
Cash dividends paid ($.20 per share)				(878)			(878)
Income tax benefit from exercise of stock options			52				52
Net decrease in unearned KSOP shares						25	25

Balance, December 31, 2002	4,389,236	5,487	22,943	15,246	533	-	44,209

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(dollars in thousands, except per share data)

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	KSOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance, December 31, 2002	4,389,236	5,487	22,943	15,246	533		44,209

Comprehensive income
Net income				9,056			9,056
Other comprehensive loss, net of tax
Change in fair value of securities available-for-sale					(403)		(403)

Comprehensive income							8,653

Stock options exercised	173,898	217	1,391				1,608
Stock repurchased	(246,971)	(309)	(4,519)				(4,828)
Cash dividends paid ($.24 per share)				(1,048)			(1,048)
Income tax benefit from exercise of stock options			79				79

Balance, December 31, 2003	4,316,163	5,395	19,894	23,254	130	-	48,673

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(dollars in thousands)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,056	$6,212	$4,437
Adjustments to reconcile net income to net cash
from operating activities
Provision for credit losses	2,329	2,343	1,716
Depreciation and amortization	1,479	1,149	1,134
Deferred income taxes (benefit)	(500)	130	(215)
Stock dividends received	(279)	(104)	(131)
Amortization of goodwill	-	-	207
Amortization of other intangible assets	111	28	201
Origination of loans held-for-sale	(133,358)	(119,336)	(99,491)
Proceeds from sales of loans held-for-sale	140,032	118,100	97,824
Origination fees and gain on sale of loans	(3,380)	(2,519)	(2,047)
Increase in cash value of life insurance	(470)	(312)	(264)
Gain on sales of foreclosed real estate	(2,373)	(12)	(22)
(Increase) decrease in accrued interest receivable	60	(68)	346
Decrease in accrued interest payable	(141)	(151)	(86)
Other	2,215	2,730	4,687

Net cash from operating activities	14,781	8,190	8,296

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Harbor Bank, net of cash received	-	(4,035)	-
Net (increase) decrease in interest bearing deposits in banks	(137)	(2)	98
Net decrease in federal funds sold	1,470	7,905	-
Activity in securities available-for-sale
Maturities, prepayments and calls	16,318	5,822	7,987
Purchases	(68,480)	(19,435)	(9)
Activity in securities held-to-maturity
Maturities, prepayments and calls	-	-	170
Proceeds from sale of FHLB stock	-	1,370	-
Proceeds from sale of Federal Reserve Stock	-	142	-
Net increase in loans	(6,414)	(18,058)	(35,544)
Purchase of life insurance policies	(3,780)	(98)	(5,079)
Proceeds from sales of foreclosed assets	7,556	337	263
Additions to premises and equipment	(2,826)	(716)	(1,449)

Net cash from investing activities	(56,293)	(26,768)	(33,563)

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(dollars in thousands)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,984)	(3,686)	42,353
Net increase (decrease) in short-term borrowings	17,847	9,492	(6,946)
Proceeds from exercise of stock options	1,608	732	27
Proceeds from long-term debt	19,000	24,000	-
Repayment of long-term debt	(1,000)	(550)	(550)
Repurchase of common stock	(4,828)	(950)	-
Payment of cash dividends	(1,048)	(878)	(874)

Net cash from financing activities	29,595	28,160	34,010

NET INCREASE IN CASH AND DUE FROM BANKS	(11,917)	9,582	8,743

CASH AND DUE FROM BANKS
Beginning of year	30,965	21,383	12,640

End of year	$19,048	$30,965	$21,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for
Interest	$6,307	$6,499	$10,476
Income taxes	$4,025	$2,835	$1,695

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$5,966	$904	$497
Fair value adjustment of securities available-for-sale, net	$(403)	$221	$644
Net decrease in unearned KSOP shares	$-	$(25)	$(178)
Income tax benefit from exercise of stock options	$79	$52	$10

See accompanying notes

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of operations - Venture Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 20 offices concentrated in and around Thurston, Grays Harbor, Pierce and Lewis Counties. The Company provides loan and deposit services to customers who are predominately small and middle-market business and individuals in Western Washington. The Company also provides real estate mortgage lending services and the sale of non-deposit investment products through its branch network. In addition, the Company is engaged in the small loan business in Arkansas, making short-term loans primarily to individuals in that state.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, VFG Capital Trust I, VFG Capital Trust II and Venture Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

Consolidated financial statement presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Certain prior year amounts have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or retained earnings as previously reported. All dollar amounts, except per share information, are stated in thousands.

Securities available-for-sale - Securities available-for-sale consist of debt securities that the Company intends to hold for an indefinite period, but not necessarily to maturity, and certain equity securities. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of stockholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings. Accretion of discounts is recognized in interest income over the period to maturity. Amortization of premiums is recognized in interest income over the period to call date.

Securities held-to-maturity - Debt securities for which the Company has the positive intent and ability to hold-to-maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held-to-maturity and available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Loans held-for-sale - Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value. Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans. All sales are made without recourse. Net unrealized losses are recognized as charges to income.

Loans - Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding. Interest on small loans is recognized when the loan is repaid by the borrower.

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the yield of the related loan.

Allowance for credit losses - The allowance for credit losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management's periodic, systematic evaluation of factors underlying the quality of the loan portfolio including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrow has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. Losses in the small loan portfolio are limited to a percentage of revenue earned from the portfolio by the Bank's agent as stated in the Marketing and Servicing agreement.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Gains or losses on dispositions are reflected in earnings.

Goodwill - Goodwill represents costs in excess of net assets acquired, and is evaluated periodically for impairment.

Other intangible assets - Other intangible assets represent the deposit premium acquired in the purchase of Harbor Bank, NA (see Note 2). The core deposit premium is being amortized on the straight-line method over seven years.

Foreclosed real estate - Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate or within a reasonable period thereafter is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the recorded amounts to fair value less estimated costs to dispose are recorded as necessary. Any subsequent reductions in carrying values, and revenue and expense from the operations of properties are charged to operations.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Income taxes - Deferred tax assets and liabilities result from differences between the financial statement recorded amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. As changes in tax laws or rates or enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files a consolidated tax return with the Bank. The Bank provides for tax on a separate company basis and remits to the Company amounts currently due.

Stock-based compensation - The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee and director stock arrangements where the grant price is equal to market price. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

At December 31, 2003, the Company has two stock-based employee and director compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2003	2002	2001

Net income, as reported	$9,056	$6,212	$4,437
Less total stock-based compensation
expense determined under fair value
method for all qualifying awards	127	143	146

Pro forma net income	$8,929	$6,069	$4,291

Earnings per share
Basic
As reported	$2.07	$1.42	$1.02
Pro forma	$2.04	$1.39	$0.98
Diluted
As reported	$1.98	$1.39	$0.99
Pro forma	$1.97	$1.37	$0.98

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Cash and due from banks, interest bearing deposits at other financial institutions and federal funds sold - The recorded amounts of cash and due from banks, interest bearing deposits at other financial institutions, and federal funds sold approximates their fair value.

Securities available-for-sale and held-to-maturity - Fair values for securities are based on quoted market prices.

Federal Home Loan Bank stock - The carrying value of Federal Home Loan Bank stock approximates its fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on recorded values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of loans held-for-sale are based on their estimated market prices. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits - The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using rates currently offered by the Bank for deposits of similar remaining maturities.

Federal funds purchased and short-term borrowings - The recorded amounts of federal funds purchased and short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt - The fair values of the Company's long-term, fixed rate debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The recorded amounts of variable rate debt approximate their fair value.

Accrued interest - The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments - The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank's off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Cash and cash equivalents - The Company considers all amounts included in the balance sheet caption "Cash and due from banks" to be cash equivalents. Cash and cash equivalents all have maturities of three months or less. Cash flows from loans, federal funds purchased and sold, deposits and short-term borrowings are reported net.

Earnings per share - Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans under the treasury stock method.

Advertising costs - The Company expenses advertising costs as they are incurred.

Recent accounting pronouncements - In May 2003 FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss of return. Most of the provisions of Interpretation No. 46 have been delayed until March 31, 2004. The Company has two VIEs in the form of Trusts set up to issue Trust Preferred Securities and accordingly, the implementation of the Interpretation is expected to require the deconsolidation of the Trusts. The application of Interpretation No. 46 is not anticipated to have a significant impact on the Company's financial position or results of operations.

Note 2 - Acquisitions

To expand the Company's market presence in Pierce County, on October 1, 2002 the Company purchased all of the common stock of Harbor Bank, N.A. (Harbor), located in Gig Harbor, Washington, for $6,929 in cash. The Company had been considering a possible branch expansion into Gig Harbor and determined that this acquisition would be more cost effective than de novo branching. After acquisition, Harbor was merged into the Bank. Results of operations of Harbor are included in the Company's consolidated financial statements from October 1, 2002, the effective date of the merger. Goodwill of approximately $4,693, and core deposit intangible of approximately $775 were recorded as a result of the acquisition. The goodwill is not being amortized, but is subject to annual impairment tests with the other goodwill recorded in the Company's financial statements. None of the goodwill will be deductible for income tax purposes. The core deposit intangible is being amortized on a straight-line basis over seven years.

Note 2 - Acquisitions (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Harbor at the date of acquisition:

Cash and due from banks	$2,894
Federal funds sold	14,905
Securities available-for-sale	1,819
Loans	54,761
Core deposit intangible	775
Goodwill	4,693
Other assets	1,699

Total assets acquired	81,546

Total deposits	74,163
Other liabilities	454

Total liabilities	74,617

Net assets acquired	$6,929

Assuming the acquisition of Harbor had occurred on January 1, 2001, the Company's results of operations would have been as follows for the years ended December 31, 2002 and 2001:

	2002	2001

Interest income	$33,970	$36,286
Interest expense	7,921	13,412

Net interest income	26,049	22,874

Provision for credit losses	5,526	4,568

Noninterest income	8,131	6,681
Noninterest expense	23,980	21,178

Net income	$4,674	$3,809

Earnings per share
Basic	$0.46	$0.45
Diluted	$0.45	$0.43

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 2003 and 2002 were approximately $1,400 and $5,991, respectively.

Note 4 - Securities

Securities have been classified according to management's intent. The recorded amounts of securities and their fair value at December 31, were as follows:

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
Securities Available-for-Sale	Cost	Gains	12 Months	12 Months	Value

December 31, 2003
U.S. Government and
agency securities	$18,056	$148	$109	$-	$18,095
Corporate securities	5,124	21	2	-	5,143
Mortgage backed securities	52,884	90	249	-	52,725
State and municipal securities	5,576	298	1	-	5,873
Equity securities	3,042	-	-	-	3,042

	$84,682	$557	$361	$-	$84,878

December 31, 2002
U.S. Government and
agency securities	$21,874	$337	$28	$-	$22,183
Corporate securities	3,999	109	-	-	4,108
Mortgage backed securities	997	17	-	-	1,014
State and municipal securities	5,904	371	-	-	6,275
Equity securities	42	-	-	-	42

	$32,816	$834	$28	$-	$33,622

Securities Held-to-Maturity

December 31, 2003
State and municipal securities	$505	$20	$-	$-	$525

December 31, 2002
State and municipal securities	$505	$36	$1	$-	$540

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At December 31, 2003, there are approximately 17 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4 - Securities (continued)

The contractual maturities of securities held-to-maturity and available-for-sale at December 31, 2003 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Therefore, the mortgage backed securities have been classified separately in the maturity table.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$2,279	$2,284
Due after one year through five years	505	525	23,189	23,346
Due after five years through ten years	-	-	3,078	3,272
Due after ten years	-	-	210	209
No maturity investment	-	-	3,000	3,000
Mortgage backed securities	-	-	52,884	52,725

	$505	$525	$84,640	$84,836

Securities recorded at approximately $55,273 at December 31, 2003 and $27,360 at December 31, 2002 were pledged to secure public deposits and for other purposes required or permitted by law.

Note 5 - Loans

Loans at December 31 consist of the following:

	2003		2002
		Percent of		Percent of
	Portfolio	Portfolio	Portfolio	Portfolio

Commercial	$52,613	14.4	$64,798	17.9
Real estate
Residential 1- 4 family	9,545	2.6	15,386	4.2
Commercial	212,067	58.2	192,493	53.0
Construction	80,254	22.0	70,613	19.5
Consumer	6,910	1.9	10,690	2.9
Small loans	3,158	0.9	8,967	2.5

Loans, net of unearned income	364,547	100.0	362,947	100.0

Unearned income	(1,054)		(815)
Allowance for credit losses	(7,589)		(7,947)

Total loans, net	$355,904	100.0	$354,185	100.0

Note 5 - Loans (continued)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2003	2002	2001

Balance at beginning of year	$7,947	$4,088	$3,503
Provision charged to operations	2,329	2,343	1,716

Transfer from Harbor Bank	-	3,868	-

Charge-offs (community banking)	(2,008)	(876)	(96)
Recoveries (community banking)	268	60	33
Charge-offs (small loans)	(1,882)	(2,398)	(2,051)
Recoveries (small loans)	935	862	983

Net charge-offs	(2,687)	(2,352)	(1,131)

Balance at end of year	$7,589	$7,947	$4,088

Ratio of net charge-offs to average loans outstanding	0.74%	0.75%	0.41%

Following is a summary of information pertaining to impaired loans:

	2003	2002	2001
December 31
Impaired loans without a valuation allowance	$266	$748	$902
Impaired loans with a valuation allowance	1,938	5,795	928

Total impaired loans	$2,204	$6,543	$1,830

Valuation allowance related to impaired loans	$869	$908	$528

Years ended December 31
Average investment in impaired loans	$3,870	$2,925	$1,258
Interest income recognized on a cash
basis on impaired loans	$-	$-	$-

At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired. Loans over 90 days past due still accruing interest were $2 and $1,278 at December 31, 2003 and 2002, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2003 and 2002. Total loans outstanding at December 31, 2003 and 2002 to key officers and directors were $7,923 and $8,589, respectively. During 2003, advances totaled $1,357 and repayments totaled $2,023 on these loans. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2003 and 2002, there were no loans to related parties that were considered to be classified or impaired.

Note 6 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2003	2002

Land	$1,807	$1,695
Buildings and leasehold improvements	10,148	9,149
Equipment, furniture and fixtures	10,552	9,643
Construction in progress	17	70

Total cost	22,524	20,557

Less accumulated depreciation and amortization	10,412	9,416

Premises and equipment	$12,112	$11,141

Depreciation expense was $1,479, $1,149 and $1,134 in 2003, 2002 and 2001, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $672, $509 and $468 for 2003, 2002 and 2001, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2004	$653
2005	620
2006	595
2007	613
2008	631
Thereafter	650

$3,762

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 7 - Foreclosed Real Estate

Foreclosed real estate consisted of the following at December 31:

		2003	2002
Real estate acquired through
foreclosure		$1,996	$5,149
Allowance for losses		-	(250)
Total foreclosed real estate		$1,996	$4,899

Changes in the allowance for losses for the years ended December 31 are as follows:

	2003	2002	2001
Balance, beginning of year	$250	$250	$500
Provision for losses	(250)	-	(250)
Balance, end of year	$-	$250	$250

Note 8 - Goodwill and Other Intangible Assets

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

	2003	2002	2001
Net income, as reported	$9,056	$6,212	$4,437
Add goodwill amortization, net of tax	-	-	133
Adjusted net income	$9,056	$6,212	$4,570
Earnings per share
Basic
As reported	$2.07	$1.42	$1.02
Goodwill amortization	-	-	0.03
Adjusted net income	$2.07	$1.42	$1.05
Diluted
As reported	$1.98	$1.39	$0.99
Goodwill amortization	-	-	0.03
Adjusted net income	$1.98	$1.39	$1.02

After the transition date the Company had no intangible assets remaining to amortize prior to its Harbor Bank N.A. purchase.

Note 9 - Deposits

The composition of deposits at December 31 is as follows:

	2003	2002

Demand deposits, non-interest bearing	$81,344	$82,267
NOW and money market accounts	148,831	124,431
Savings deposits	33,714	31,600
Time certificates, $100,000 or more	46,437	56,400
Other time certificates	71,897	89,509

Total	$382,223	$384,207

Scheduled maturities of time deposits for future years ending December 31 are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2004	$82,320
2005	10,614
2006	2,646
2007	13,013
2008	9,741

$118,334

Note 10 - Federal Funds Purchased and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date. The Company had no federal funds purchased at December 31, 2003 or 2002.

Note 10 - Federal Funds Purchased and Short-Term Borrowings (continued)

Short-term borrowings at December 31 are as follows:

		2003	2002
Demand note issued to U.S. Treasury, bearing interest
at the federal funds rate less .25% (.75% at
December 31, 2003), due on demand, secured by
securities pledged to the Federal Reserve Bank of
San Francisco in the amount of $4,156.		$1,734	$3,554

Note payable to Citigroup, maturing January 2004; principal
and interest due upon maturity at a rate of 1.20%. The
note is secured by securties pledged to Citigroup in the
amount of $5,000.		5,000	-

Note payable to Citigroup, maturing March 2004; interest
payable quarterly at a rate of 1.21%. The note is
secured by securities pledged to Citigroup in the
amount of $9,700.		9,700	-

Overnight repurchase agreements with customers.
Balances of repurchase agreements fully collateralized
by separate portfolio of securities pledged to Federal
Home Loan Bank of Seattle in the amount of $18,462
for this purpose. The weighted average interest rate
on these agreements at December 31, 2003 was .65%.		17,960	12,993

		$34,394	$16,547

Information concerning short-term borrowings is summarized as follows:

	2003	2002	2001

Average balance during the year	$23,443	$11,450	$6,441
Average interest rate during the year	1.1%	1.8%	4.0%
Maximum month-end balance during
the year	$34,394	$27,802	$17,202
Weighted average rate at December 31	0.9%	0.9%	2.0%

Note 11 - Long-Term Debt

Long-term debt at December 31 is as follows:

	2003	2002
Note payable to Key Bank, maturing May 2003; interest-
only payment due quarterly.	$-	$1,000

Term advances from Federal Home Loan Bank of
Seattle, maturing December 2007; two advances of
$5,000 each, interest-only, monthly payments prior to
maturity, fixed interest rates on advances are 3.78%
and 3.58%.	10,000	10,000

Note payable to Citigroup, maturing August 2006; interest
due quarterly at a rate of 2.84%. The note is
secured by securities pledged to Citigroup in the
amount of $5,000.	5,000	-

Note payable to Citigroup, maturing August 2005; interest
payable quarterly at a rate of 2.15%. The note is
secured by securities pledged to Citigroup in the
amount of $8,000.	8,000	-

Trust preferred securities issued April 2003, maturing April
2033; interest only payments due quarterly at a rate of
LIBOR plus 3.25% (4.41% at December 31, 2003).	6,000	-

Trust preferred securities issued July 2002, maturing July
2032; interest only payments due quarterly at a rate of
LIBOR plus 3.65% (4.81% at December 31, 2003).	13,000	13,000

	$42,000	$24,000

Trust preferred securities - On July 11, 2002, $13,000 of floating rate capital securities were issued by VFG Capital Trust I (the Trust I). The Trust I is a business trust organized in 2002, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.65% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than July 7, 2007 and not later than October 7, 2032. After July 7, 2007, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

Note 11 - Long-Term Debt (continued)

On April 10, 2003, $6,000 of floating rate capital securities were issued by VFG Capital Trust II (the Trust II). The Trust II is a business trust organized in 2003, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.25% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than April 24, 2008 and not later than October 24, 2033. After April 24, 2008, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company entered into the agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Company used the proceeds for general corporate purposes including the acquisition of Harbor Bank and stock repurchases. The capital securities qualify as Tier I capital, provided they do not exceed 25 percent of total Tier I capital, under the capital guidelines of the Federal Reserve Board.

Scheduled maturities of long-term debt for future years ending December 31 are as follows:

	Parent	Consolidated

2005	$-	$8,000
2006	-	5,000
2007	-	10,000
Thereafter	19,000	19,000

	$19,000	$42,000

Note 12 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2003	2002	2001

Current	$4,673	$2,529	$2,083
Deferred (benefit)	(500)	130	(215)

	$4,173	$2,659	$1,868

Note 12 - Income Taxes (continued)

The following reconciliation is between the statutory and the effective federal income tax rate for the years ended December 31:

	2003		2002		2001
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income tax based
on statutory rate	$4,630	35.0	$3,105	35.0	$2,207	35.0
Adjustments resulting from
Tax-exempt income	(137)	(1.1)	(156)	(1.7)	(150)	(2.4)
Goodwill amortization	-	-	-	-	70	1.1
Life insurance income	(163)	(1.2)	(136)	(1.5)	(81)	(1.3)
Tax credits	(115)	(0.9)	(115)	(1.3)	(115)	(1.8)
Other	(42)	(0.3)	(39)	(0.5)	(63)	(1.0)

Total income taxes	$4,173	31.5	$2,659	30.0	$1,868	29.6

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2003	2002
Deferred tax assets
Allowance for credit losses	$1,974	$813
Deferred compensation	987	773
Other deferred tax assets	-	182

Total deferred tax assets	$2,961	$1,768

Deferred tax liabilities
Deferred income	$1,300	$1,982
Unrealized gain on securities available-for-sale	66	273
Intangibles	1,058	88
Accumulated depreciation	370	108
Other deferred tax liabilities	144	-

Total deferred tax liabilities	$2,938	$2,451

Net deferred tax (assets) liabilities	$(23)	$683

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

The Bank's exposure to credit risk loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments at December 31 is as follows:

	2003	2002
Commitments to extend credit
Real estate secured	$36,238	$40,852
Credit card lines	3,083	2,900
Other	74,610	28,345

Total commitments to extend credit	$113,931	$72,097

Standby letters of credit	$3,423	$6,585

Commitments to extend credit are agreements to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 68% of loan commitments are drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

Contingencies - Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

The Company has entered into contract with certain of its executives and others, which provide for contingent payments subject to future events.

Note 14 - Significant Concentrations of Credit Risk

The Bank has concentrated credit risk exposure, including off-balance-sheet credit risk exposure, related to real estate loans as disclosed in Notes 5 and 13. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate lending arrangements and typically maintains loan-to-value ratios of no greater than 80%.

Investments in state and municipal securities generally involve governmental entities within Washington State. Loans are generally limited, by state banking regulation, to 20% of the Bank's stockholder's equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $12,200.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangement, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral become worthless.

Note 15 - Benefit Plans

Employee stock ownership plan - The Company has a combined employee stock ownership plan and profit sharing plan with 401(k) provisions (KSOP) which covers substantially all employees who have completed at least one year of service. The Company accounts for the KSOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the balance of the debt of the KSOP is included in long-term debt on the accompanying consolidated balance sheets, with a corresponding deduction from stockholders' equity. KSOP shares were pledged as collateral for the debt. As the debt is repaid, shares are released based on the proportion of debt paid and allocated to active employees. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares less basis in the shares. Shares become outstanding for earnings per share computations at the time of allocation to the active employees.

Eligible employees may defer up to 15% of their annual compensation on a pre-tax basis subject to certain IRS limits. The Company contributes to the plan one-half the employees' contributions up to 3% of the employees' compensation. Profit sharing contributions to the plan may also be made at the discretion of the Board of Directors. Company contributions to this plan totaled $562, $600 and $450 in 2003, 2002 and 2001, respectively. Dividends paid on allocated shares are distributed to the employee account.

Note 15 - Benefit Plans (continued)

The KSOP shares as of December 31 were as follows:

	2003	2002	2001

Allocated shares	460,152	439,430	398,644
Unallocated shares	-	-	2,718

Total KSOP shares	460,152	439,430	401,362

Estimated fair value of unallocated
shares	-	-	$27,197

Upon termination from the plan, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash. Certain participants may also be eligible to diversify a certain percentage of their accounts. A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant. This permits the participant to sell the stock to the Company at fair value at any time during the option periods, which can be as long as 18 months. At December 31, 2003, 2002 and 2001, outstanding put options were not material.

Incentive compensation plan - Incentive compensation is awarded to officers and qualified employees based on the financial performance of the Company. Awards are payable if the Company and the Bank meet earnings and other performance objectives and are determined as a percentage of their base salary. Fees paid to directors are also adjusted annually based on the financial performance of the Company. Awards under the plan for 2003, 2002 and 2001 totaled $876, $576, and $340, respectively.

Salary continuation plan - The Company provides a Salary Continuation Plan (SCP) covering certain management personnel. The post-retirement benefit provided by the SCP is designed to supplement a participating officer's retirement benefits received from social security. This plan was established in 2001 and is a successor plan to the Executive Supplemental Income Plan described below. Expenses related to this plan totaled $496, $416, and $497 in 2003, 2002, and 2001 respectively.

Benefits to employees may be funded by life insurance policies purchased by the Company, which had cash surrender values of $12,128 and $7,909 at December 31, 2003 and 2002, respectively. Liabilities to employees, which are being accrued over their expected time to retirement, were $1,997 and $1,564 at December 31, 2003 and 2002, respectively.

Executive supplemental income plan - The Company provided an Executive Supplemental Income (ESI) plan covering certain management personnel. This plan has been superceded by the Salary Continuation Plan. Former employees are currently receiving benefits under this plan. Expenses related to this plan totaled $21, $23 and $25 in 2003, 2002 and 2001, respectively.

Liabilities to employees were $278 and $301 at December 31, 2003 and 2002, respectively.

Note 15 - Benefit Plans (continued)

Director benefits - In 1992 the Board of Directors approved a plan under which a director may elect to defer director fees until retirement, and to provide a death benefit. Accrued liabilities to directors at December 31, 2003 and 2002 totaled $325 and $328, respectively. There were no expenses associated with this plan in 2002. Expenses associated with this plan were $14 and $36 in 2003 and 2001, respectively.

Benefits to directors may be funded by life insurance policies purchased by the Company, which had cash surrender values of $985 and $954 at December 31, 2003 and 2002, respectively.

Long-term care plan - In 2003, the Company purchased long-term care insurance on certain management personnel. Benefits under this plan vest over ten years from the agreement date. In 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over ten years from the date of initial service to the Company. Expense associated with these plans was $54 and $398 in 2003 and 2002, respectively.

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

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted average assumptions:

	2003	2002	2001

Dividend yield	1.8%	1.7%	2.0%
Expected life	7 years	8 years	8 years
Risk-free interest rate	3.6%	5.1%	4.9%
Expected volatility	22.6%	19.5%	12.0%

The weighted average fair value of options granted during 2003, 2002 and 2001 was $5.11, $3.72 and $2.14, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted during 2003, 2002 and 2001 are 20% vested on each of the five subsequent anniversaries of the grant date.

Note 16 - Stock Option Plans (continued)

Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits, and are as follows:

				Weighted
				Average
	Employee	Director	Total	Exercise
	Options	Options	Options	Price

Under option at December 31, 2000	574,292	78,556	652,848	$9.18
Granted	18,000	-	18,000	10.00
Exercised	-	(5,356)	(5,356)	4.90
Forfeited	(5,200)	-	(5,200)	12.62

Under option at December 31, 2001	587,092	73,200	660,292	$9.20
Granted	21,000	28,000	49,000	10.25
Exercised	(69,762)	(36,358)	(106,120)	6.80
Forfeited	(13,072)	(5)	(13,077)	7.62

Under option at December 31, 2002	525,258	64,837	590,095	$9.77
Granted	25,000	9,000	34,000	20.50
Exercised	(170,697)	(3,200)	(173,897)	9.06
Forfeited	(37,768)	-	(37,768)	10.60

Under option at December 31, 2003	341,793	70,637	412,430	$10.84

Options exercisable at December 31, 2003	276,652	36,138	312,790	$9.71

Options becoming exercisable under both stock option plans in future years ending December 31 are as follows:

2004 - 32,360; 2005 - 25,560; 2006 - 18,560; 2007 - 16,060; and 2008 - 7,100.

Options for 61,992 shares remain available to be granted under the director plan at December 31, 2003. Options for 88,720 shares remain available to be granted under the employee plan at December 31, 2003.

Note 16 - Stock Option Plans (continued)

The following summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

Under $7.00	47,250	0.6	$6.99	47,250	$6.99
$8.64	154,580	2.2	8.64	154,580	8.64
$10.00 to $11.25	98,100	7.6	10.62	54,760	10.94
$11.50 to $12.00	35,000	6.1	11.57	21,000	11.57
$15.00	42,000	5.1	15.00	35,200	15.00
$20.50	35,500	9.6	20.50	-	20.50

	412,430			312,790

Note 17 - Condensed Financial Information - Parent Company Only Condensed Balance Sheets - December 31

	2003	2002
Assets
Cash	$6,273	$5,411
Investment in the Bank	61,910	52,064
Other assets	798	866

Total assets	$68,981	$58,341

Liabilities and stockholders' Equity

Liabilities
Long-term debt	$19,589	$14,000
Other liabilities	719	132

Total liabilities	20,308	14,132

Stockholders' Equity	48,673	44,209

Total liabilities and stockholders' equity	$68,981	$58,341

Note 17 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Income -

Years Ended December 31

	2003	2002	2001
Operating Income
Dividends from the Bank	$-	$1,220	$695
Interest	27	7	3

Total operating income	27	1,227	698

Operating expenses
Interest	882	409	61
Other	128	374	110

Total operating expenses	1,010	783	171

Income (loss) before income taxes and
equity in undistributed income
of the Bank	(983)	444	527

Income Tax Benefit	(379)	(224)	(58)

Income (loss) before equity in
undistributed income of the
Bank	(604)	668	585

Equity in Undistributed Income
of the Bank	9,660	5,544	3,852

Net income	$9,056	$6,212	$4,437

Note 17 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash Flows -

Years Ended December 31

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$9,056	$6,212	$4,437
Adjustments to reconcile net income to net
cash from operating activities
Equity in undistributed income of
the Bank	(9,660)	(5,544)	(3,852)
Other - net	(143)	(726)	570
Net cash from operating activities	(747)	(58)	1,155
Cash Flows from Investing Activities
Cash return/investment from/in the Bank	691	(6,929)	-
Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,608	732	27
Repurchase of common stock	(4,828)	(950)	-
Proceeds from long-term debt	6,186	14,000	-
Payments on long-term debt	(1,000)	(550)	(550)
Payment of dividends	(1,048)	(878)	(874)
Net cash from financing activities	918	12,354	(1,397)
Net increase (decrease) in cash	862	5,367	(242)
Cash, beginning of year	5,411	44	286
Cash, end of year	$6,273	$5,411	$44

Note 18 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).

Note 18 - Regulatory Matters (continued)

As of December 31, 2003, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios are as follows:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2003:
Tier I capital (to average assets):
Consolidated	$53,127	10.70%	$19,861	≥	4.00%	N/A		N/A
VB	49,593	9.98%	19,876	≥	4.00%	$24,846	≥	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	53,127	11.20%	18,974	≥	4.00%	N/A		N/A
VB	49,593	10.46%	18,965	≥	4.00%	23,706	≥	6.00%

Total capital (to risk-weighted assets):
Consolidated	61,898	13.04%	37,974	≥	8.00%	N/A		N/A
VB	55,539	11.72%	37,910	≥	8.00%	47,388	≥	10.00%

As of December 31, 2002:
Tier I capital (to average assets):
Consolidated	$44,968	11.60%	$15,505	≥	4.00%	N/A		N/A
VB	39,823	10.03%	15,884	≥	4.00%	$19,855	≥	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	44,968	10.23%	17,582	≥	4.00%	N/A		N/A
VB	39,823	9.07%	17,569	≥	4.00%	26,353	≥	6.00%

Total capital (to risk-weighted assets):
Consolidated	50,493	11.49%	35,165	≥	8.00%	N/A		N/A
VB	45,344	10.32%	35,138	≥	8.00%	43,922	≥	10.00%

Restrictions on retained earnings - The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2003, the Bank could pay dividends to its parent of up to $8,151 and still be well capitalized under prompt corrective action provisions.

Note 19 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 were as follows:

	2003		2002
	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest
bearing deposits with banks, and
federal funds sold	$24,791	$24,791	$38,041	$38,041
Securities available-for-sale	$84,878	$84,878	$33,622	$33,622
Securities held-to-maturity	$505	$525	$505	$540
Loans held-for-sale	$4,138	$4,138	$7,432	$7,542
Loans receivable, net	$355,904	$355,716	$354,185	$360,318
Accrued interest receivable	$1,824	$1,824	$1,884	$1,884

Financial Liabilities
Deposits	$382,223	$382,927	$384,207	$385,950
Long-term debt	$42,000	$42,380	$24,000	$24,000
Short-term borrowings	$34,394	$34,394	$16,547	$16,547
Accrued interest payable	$174	$174	$315	$315

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Note 20 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2003	2002	2001
Other operating income
Commission on sale of non-deposit
investment products	$459	$524	$605
Earnings on bank owned life insurance	$470	$441	$267
Gain on sale of foreclosed real estate	$2,373	$12	$22
Small loan miscellaneous income	$1,180	$-	$-
Rent from foreclosed real estate	$189	$381	$145

Other operating (income) expense
State taxes	$(132)	$856	$777
Advertising and marketing	$802	$569	$621
Expenses of salary continuation plan and
executive supplemental income plan	$517	$439	$522
Consulting fees	$486	$424	$273

Note 21 - Earnings Per Share Disclosures

In November 2002, the Company's Board of Directors approved a 2 for 1 stock split to stockholders of record on November 15, 2002. The earnings per share, the shares used for purposes of recalculating earnings per share, and the option amounts and prices for the years ended December 31, 2002 and 2001, have been retroactively adjusted for this split as if it took place prior to 2001.

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2003
Basic earnings per share
Net income	$9,056	4,373,602	$2.07
Effect of dilutive securities
Options	-	196,626	(0.09)

Diluted earnings per share
Net income	$9,056	4,570,228	$1.98

Year ended December 31, 2002
Basic earnings per share
Net income	$6,212	4,379,910	$1.42
Effect of dilutive securities
Options	-	84,993	(0.03)

Diluted earnings per share
Net income	$6,212	4,464,903	$1.39

Year ended December 31, 2001
Basic earnings per share
Net income	$4,437	4,360,258	$1.02
Effect of dilutive securities
Options	-	108,184	(0.03)

Diluted earnings per share
Net income	$4,437	4,468,442	$0.99

The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 22 - Business Segment Information

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through its 20 offices in Washington State. The small loan division provides small, short-term consumer loans to customers in Arkansas.

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

Financial highlights by line of business as of and for the years ended December 31, 2003 and 2002 were as follows:

	Community	Small
	Banking	Loans	Total
December 31, 2003
Net interest income after provision for credit losses	$20,916	$2,803	$23,719
Non-interest income	11,794	1,009	12,803
Non-interest expense	21,966	344	22,310
Income taxes	3,373	1,179	4,552

Net income	$7,371	$2,289	$9,660

Total assets	$506,377	$7,056	$513,433

Total loans	$364,404	$3,158	$367,562

December 31, 2002
Net interest income after provision for credit losses	$18,248	$3,234	$21,482
Non-interest income	7,863	1	7,864
Non-interest expense	18,919	781	19,700
Income taxes	2,056	827	2,883

Net income	$5,136	$1,627	$6,763

Total assets	$457,128	$17,291	$474,419

Total loans	$360,598	$8,967	$369,565

Note 23 - Subsequent Event

Subsequent to December 31, 2003, the Company declared a dividend in the amount of $.07 per share to be paid on February 13, 2004 for shareholders of record as of February 2, 2004.

Note 24 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31
Year ended December 31, 2003
Interest and dividend income	$7,437	$7,519	$8,164	$8,236
Interest expense	(1,491)	(1,507)	(1,550)	(1,618)
Net interest income	5,946	6,012	6,614	6,618
Provision for loan losses	(476)	(654)	(622)	(577)
Noninterest income	2,390	5,155	2,449	2,566
Noninterest expenses	(4,914)	(5,647)	(5,651)	(5,980)
Income before income taxes	2,946	4,866	2,790	2,627
Income taxes	(921)	(1,571)	(836)	(845)
Net income	$2,025	$3,295	$1,954	$1,782
Earnings per share
Basic	$0.47	$0.76	$0.45	$0.41
Diluted	$0.45	$0.72	$0.43	$0.39
Year ended December 31, 2002
Interest and dividend income	$8,716	$7,327	$6,995	$6,936
Interest expense	(1,740)	(1,632)	(1,464)	(1,716)
Net interest income	6,976	5,695	5,531	5,220
Provision for loan losses	(735)	(623)	(364)	(621)
Noninterest income	2,181	2,040	1,828	1,816
Noninterest expenses	(6,509)	(4,614)	(4,541)	(4,409)
Income before income taxes	1,913	2,498	2,454	2,006
Income taxes	(439)	(816)	(777)	(627)
Net income	$1,474	$1,682	$1,677	$1,379
Earnings per share
Basic	$0.34	$0.38	$0.38	$0.32
Diluted	$0.33	$0.37	$0.38	$0.31

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosures.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer ("CEO") and chief financial officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the CEO and chief financial officer have concluded that VFG's disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the year ended December 31, 2003, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the section entitled Independent Auditors, as set forth in the Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K The following exhibits are filed as part of this report:

(a)    (1)    Financial Statements.

Index to Consolidated Financial Report

Report of Moss Adams, LLP, Independent Auditors

Report of McGladrey & Pullen, LLP, Independent Auditors

Consolidated balance sheets as of December 31, 2003 and 2002

Consolidated statements of income for the years ended
December 31, 2003, 2002 and 2001

Consolidated statements of stockholders' equity for
the years ended December 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended
December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)    (2)    Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)    (3)    Exhibits.                                                                                      See Exhibit Index following signature page.

(b)             Reports furnished or filed on Form 8-K:

                  Form 8-K on October 20, 2003, announcing fourth quarter cash dividend and addition of stock to its repurchase plan.

                  Form 8-K on October 27, 2003, announcing third quarter 2003 earnings.

(c)              Exhibits.                                                                                     See Exhibit Index following signature page

(d)             Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2004.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

By: /s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2004.

Signatures/Title

Principal Executive Officer

/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

Principal Financial Officer

/s/ Cathy M. Reines
Cathy M. Reines
EVP/Chief Financial Officer

Remaining Directors:

/s/ Lowell E.(Sonny) Bridges
Lowell E. (Sonny) Bridges, Director

/s/ Linda E. Buckner
Linda E. Buckner, Director

/s/ E. Paul DeTray
E. Paul DeTray, Director

/s/ Jewell C. Manspeaker
Jewell C. Manspeaker, Director

/s/ Patrick L. Martin
Patrick L. Martin, Director

/s/ A. Richard Panowicz
A. Richard Panowicz, Director

/s/ Lawrence J. Schorno
Lawrence J. Schorno, Director

EXHIBIT INDEX

3.1           (a)   Amended and Restated Articles of Incorporation

3.2           (b)   Bylaws

10.1         (c)           Employment Contract for Ken F. Parsons, Sr.

10.2         (d)           Employment Contract for Jon M. Jones

10.3         (e)           Form of Long-Term Care Agreement

10.4         (f)            Executive Supplemental Income Plan

10.5         (g)           1999 Employee Stock Option and Restated Award Plan and form of plan agreements

10.6         (h)           1994 Stock Option Plan for Non-Employee Directors

10.7         (i)            Amended and Restated First Community Financial Group, Inc. Employee Stock Option Plan with 401(k)
                                Provisions.

10.8         Employment Contract for Cathy M. Reines

21.1              Subsidiaries of the Registrant

23.1         Consent of Independent Auditors (Moss Adams, LLP)

23.2         Consent of Independent Auditors (McGladrey & Pullen LLP)

31.1         Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)     Incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 2002.

(b)     Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the Fiscal year ending

        December 31, 2001.

(c)   Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended
        September 30, 1996.

(d)   Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 2000.

(e)   Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ending
        December 31, 2001.

(f)    Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending
        December 31, 1992 .

(g)   Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the fiscal year ending
        December 31, 1999

(h)   Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending
        December 31, 1994

(i)    Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending
        December 31, 2001.

{THIS PAGE INTENTIONALY LEFT BLANK}

Exhibit 10.1

FIRST COMMUNITY FINANCIAL GROUP

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT ("Agreement"), signed April 10, 2003, between FIRST COMMUNITY FINANCIAL GROUP and FIRST COMMUNITY BANK OF WASHINGTON (collectively, the "Bank") and CATHY REINES ("Executive") takes effect on the effective date of this document ("Effective Date").

RECITALS

  Executive is presently the Bank's Chief Financial Officer. The Bank wishes to continue Executive's employment in that capacity under the terms and conditions of this Agreement.

  Under the terms of this Agreement, Executive wishes to continue his employment with the Bank (or its successor, if any) on a full-time basis for the period provided in this Agreement.

AGREEMENT

The parties agree as follows.

1. Employment. The Bank will continue Executive's employment during the Term, and Executive accepts employment by the Bank on the terms and conditions set forth in this Agreement. Executive's title will be "Chief Financial Officer."

2. Effective Date and Term.

(a) Effective Date. This Agreement is effective as of July 1, 2003.

(b) Term. The term of this Agreement ("Term") is two years, beginning on the Effective Date and will be automatically extended one additional year on the anniversary of the effective date.

3. Duties. Executive will faithfully and diligently perform the duties assigned to Executive from time to time by the Bank's Chairman or President, consistent with the duties that have been normal and customary to Executive's position. Executive will use his best efforts to perform his duties and will devote full time and attention to these duties. Executive will report directly to the Bank's CEO. The Bank's board of directors may, from time to time, modify Executive's title or performance responsibilities to accommodate management succession, as well as any other management objectives of the Bank.

4. Salary. Initially, Executive will receive a salary of $120,000 per year, to be paid in accordance with the Bank's regular payroll schedule.

5. Incentive Compensation. The Bank's board of directors, will determine the amount of bonus, if any, to be paid by the Bank to Executive for each year during the Term. In making this determination, the Bank's board of directors will consider factors such as Executive's performance of his duties and the safety, soundness, and profitability of the Bank. Executive's bonus, if any, will reflect Executive's contribution to the performance of the Bank during the year.

6. Income Deferral and Benefits. Subject to eligibility requirements and in accordance with and subject to any policies adopted by the Bank. Executive will be entitled to receive benefits (including stock options and participation in the Executive Supplemental Income Plan) similar to those offered to other executive officers of the Bank and its subsidiaries with position and duties comparable to those of Executive.

7. Business Expenses. The Bank will reimburse Executive for ordinary and necessary expenses (including, without limitation, travel, entertainment, and similar expenses) incurred in performing and promoting the Bank's business. Executive will present from time to time itemized accounts of these expenses, subject to any limits of Bank policy or the rules and regulations of the Internal Revenue Service.

8. Change in Control.

(a) Definition of "Change in Control." "Change in Control" of the Bank shall be deemed to have occurred if (i) any person, firm, corporation or other business entity, at any time, by merger, consolidation, purchase or otherwise, is or becomes the "beneficial owner" directly or indirectly, of securities of the Bank representing 50% or more of the combined voting power of the Bank's then outstanding securities; or (ii) an agreement is approved for the sale or disposition of all or substantially all of the Bank's assets; or (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of a least two-thirds of the directors then still in office who were directors at the beginning of the period.

(b) Definition of "Change in Control Period." "Change in Control Period" shall be defined as any time during a period beginning six months prior to the earlier of a public announcement of a Change In Control if public announcement is made, or the date on which the Board of Directors knows, or should reasonably know of an impending Change in Control, and ending twenty four (24) months subsequent to the consummation of a Change in Control.

(c) Stock Options. Upon a change in control rights to all unexpired stock options granted to Executive will fully and immediately vest. If terminated within the change in Control Period, but prior to the change in Control, any options that may have expired as a result of the termination will be reinstated upon the consummation of the Change in Control such that the option or the related right as defined in the option plan may be exercised in accordance with the plan.

(d) Salary Continuation Payment. Upon Termination on Change in Control, Executive will receive cash payments for a period of 24 months equal to the highest monthly base salary he has received in any of the 24 months prior to termination.

9.  Termination.

(a) Termination By Bank for Cause. If, before the end of the Term, the Bank terminates Executive's employment for Cause or Executive terminates his employment without Good Reason, the Bank will pay Executive the salary earned and expenses reimbursable under this Agreement incurred through the date of Executive's termination. At the election of the Bank, Executive will be subject to the noncompetition and nonsolicitation requirements as described in Section 13 and will receive noncompetition compensation as described in Section 13e.

(b) Termination By Bank or Executive. If before the end of the Term, the Bank terminates Executive's employment without Cause or Executive terminates his employment for Good Reason (defined below), the Bank will pay Executive an amount equal to one year's salary. Additionally, Executive will be subject to the noncompetition and nonsolicitation requirements of Section 13 for 12 months following termination and will receive noncompetition compensation as described in Section 13e.

 (c) Death or Disability. This Agreement terminates (1) if Executive dies or (2) if Executive is unable to perform his duties and obligations under this Agreement for a period of 90 days as a result of a physical or mental disability arising at any time during the term of this Agreement, unless with reasonable accommodation Executive could continue to perform his duties under this Agreement and making these accommodations would not require the Bank to expend any funds. If termination occurs under this Section 8(c), Executive or his estate will be entitled to receive only the compensation and benefits earned and expenses reimbursable through the date this Agreement terminated.

(d) Termination Related to a Change in Control. In the event that any person extends any proposal or offer which is intended to or may result in a Change in Control, Executive shall, at the Company's request, assist the Company in evaluating such proposal or offer. Further, as a condition to receipt of the Salary Continuation Payment defined below, Executive agrees not to resign his position with the Company during any period from the receipt of a specific Change in Control proposal up to the consummation or abandonment of the transaction contemplated by such Proposal.

(1) Termination by Bank. If the Bank, or its successor in interest by merger, or its transferee in the event of a purchase in an assumption transaction, for reasons other than Executive's death, disability, or Cause terminates Executive's employment within the Change in Control Period, the Bank will pay Executive the Salary Continuation Payment.

(2) Termination by Executive. If Executive terminates Executive's employment, with or without Good Reason, within one year following a Change in Control, the Bank will pay Executive the Salary Continuation Payment.

(e) Return of Bank Property. If and when Executive ceases, for any reason, to be employed by the Bank, Executive must return to the Bank all keys, pass cards, identification cards and any other property of the Bank. At the same time, Executive also must return to the Bank all originals and copies (whether in hard copy, electronic or other form) of any documents, drawings, notes, memoranda, designs, devices, diskettes, tapes, manuals, and specifications which constitute proprietary information or material of the Bank. The obligations in this paragraph include the return of documents and other materials which may be in Executive's desk at work, in Executive's car or place of residence, or in any other location under Executive's control.

(f) Executive Supplemental Income (ESI) Plan. In addition to the benefits described above, Executive may be covered under an Executive Supplemental Income agreement. Upon termination, Executive's rights with respect to ESI benefits will be determined in accordance with the ESI agreement.

10. Definition of "Cause." "Cause" means any one or more of the following: Willful misfeasance or gross negligence in the performance of Executive's duties; Conviction of a crime in connection with his duties;

Conduct demonstrably and significantly harmful to the Bank, as reasonably determined by the Bank's board of directors on the advice of legal counsel; or

Permanent disability, meaning a physical or mental impairment which renders Executive incapable of substantially performing the duties required under this Agreement, and which is expected to continue rendering Executive so incapable for the reasonably foreseeable future.

11. Definition of "Good Reason." "Good Reason" means only any one or more of the following:

Reduction, without Executive's consent, of Executive's salary or elimination of any compensation or benefit plan benefiting Executive unless applicable to all officers;

The assignment to Executive without his consent of any authority or duties materially inconsistent with Executive's position as of the date of this Agreement; or

A relocation or transfer of Executive's principal place of employment that would require Executive to commute on a regular basis more than 30 miles each way from his current business office at the Bank on the date of this Agreement, unless Executive consents to the relocation or transfer.

12. Confidentiality. Executive will not, after signing this Agreement, including during and after its Term, use for his own purposes or disclose to any other person or entity any confidential information concerning the Bank, unless (1) the Bank consents to the use or disclosure of their respective confidential information, (2) the use or disclosure is consistent with Executive's duties under this Agreement, or (3) disclosure is required by law or court order.

13. Noncompetition.

(a) Participation in a Competing Business. During the Term and for twelve (12) months after expiration of the Term (such 12-months being the "Post-Term Period") (regardless of whether Executive's employment ends at the end of the Term or at some other point after the end of the Term), Executive will not become involved with a Competing Business or serve, directly or indirectly, a Competing Business in any manner, including, without limitation, as a shareholder, member, partner, director, officer, manager, investor, organizer, "founder," employee, consultant, or agent; provided, however, that Executive may acquire and own an interest not exceeding 2% of the total equity interest in any publicly held entity whose equity securities are listed on a national securities exchange (whether or not such entity is a Competing Business). Executive's noncompetition obligations for the Post-Term Period will not apply if termination occurs within the Change in Control Period.

(b) No Solicitation. During the Term and for the Post-Term Period (regardless of whether Executive's employment ends at the end of the Term or at some other point after the end of the Term), Executive will not directly or indirectly solicit or attempt to solicit (1) any employees located in Thurston, Pierce, Mason or Lewis Counties in Washington State (the "Counties") of the Bank, to leave their employment or (2) any customers located in the Counties of the Bank, to remove their business from the Bank, or to participate in any manner in a Competing Business.

Solicitation prohibited under this Section includes solicitation by any means, including, without limitation, meetings, letters or other mailings, electronic communications of any kind, and internet communications.

(c) Employment Outside the Counties. Nothing in this Agreement prevents Executive from accepting employment after the end of the Term outside the Counties from a Competing Business, as long as Executive will not (a) act as an employee or other representative or agent of the Competing Business within the Counties or (b) have any responsibilities for the Competing Business' operations within the Counties.

(d) Competing Business. "Competing Business" means any financial institution or trust company that competes with, or will compete in the Counties with, the Bank. The term "Competing Business" includes, without limitation, any start-up or other financial institution or trust company in formation.

(e) Noncompetition Compensation. As compensation for the agreements referred to in Section 13, commencing at the beginning of the Post-term Period, Executive will receive cash payments from the bank for a period of 12 successive months equal to the highest monthly base salary paid in any of the 12 months prior to termination.

14. Enforcement.

(a) The Bank and Executive stipulate that, in light of all of the facts and circumstances of the relationship between Executive and the Bank, the agreements referred to in Sections 12 and 13 (including without limitation their scope, duration and geographic extent) are fair and reasonably necessary for the protection of the Bank's confidential information, goodwill and other protectable interests. If a court of competent jurisdiction should decline to enforce any of those covenants and agreements, Executive and the Bank request the court to reform these provisions to restrict Executive's use of confidential information and Executive's ability to compete with the Bank to the maximum extent, in time, scope of activities, and geography, the court finds enforceable.

(b) Executive acknowledges that the Bank will suffer immediate and irreparable harm that will not be compensable by damages alone, if Executive repudiates or breaches any of the provisions of Sections 12 or 13 or threatens or attempts to do so. For this reason, under these circumstances, the Bank, in addition to and without limitation of any other rights, remedies or damages available to it at law or in equity, will be entitled to obtain temporary, preliminary, and permanent injunctions in order to prevent or restrain the breach, and neither the Bank will be required to post a bond as a condition for the granting of this relief.

15. Adequate Consideration. Executive specifically acknowledges the receipt of adequate consideration for the covenants contained in Sections 12 and 13 and that the Bank is entitled to require him to comply with these Sections. These Sections will survive termination of this Agreement. Executive represents that if his employment is terminated, whether voluntarily or involuntarily, Executive has experience and capabilities sufficient to enable Executive to obtain employment in areas which do not violate this Agreement and that the Bank's enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood.

16. Arbitration.

(a) Arbitration. At either party's request, the parties must submit any dispute, controversy or claim arising out of or in connection with, or relating to, this Agreement or any breach or alleged breach of this Agreement, to arbitration under the American Arbitration Association's rules then in effect (or under any other form of arbitration mutually acceptable to the parties). A single arbitrator agreed on by the parties will conduct the arbitration. If the parties cannot agree on a single arbitrator, each party must select one arbitrator and those two arbitrators will select a third arbitrator. This third arbitrator will hear the dispute. The arbitrator's decision is final (except as otherwise specifically provided by law) and binds the parties, and either party may request any court having jurisdiction to enter a judgment and to enforce the arbitrator's decision. The arbitrator will provide the parties with a written decision naming the substantially prevailing party in the action. This prevailing party is entitled to reimbursement from the other party for its costs and expenses, including reasonable attorneys' fees.

(b) Governing Law. All proceedings will be held at a place designated by the arbitrator in Thurston County, Washington. The arbitrator, in rendering a decision as to any state law claims, will apply Washington law.

(c) Exception to Arbitration. Notwithstanding the above, if Executive violates Section 12 or 13, the Bank will have the right to initiate the court proceedings described in Section 14(b), in lieu of an arbitration proceeding under this Section 16. The Bank may initiate these proceedings wherever appropriate within Washington State; but Executive will consent to venue and jurisdiction in Thurston County, Washington.

17. Miscellaneous Provisions.

(a) Defined Terms. Capitalized terms used as defined terms, but not defined in this Agreement, will have the meanings assigned to those terms in the Plan.

(b) Entire Agreement. This Agreement constitutes the entire understanding between the parties concerning its subject matter and supersedes all prior agreements. Accordingly, Executive specifically waives the terms of and all of his rights under all employment, change-in-control and salary continuation agreements, whether written or oral, he has previously entered into with the Bank or any of its Subsidiaries or affiliates.

(c) Binding Effect. This Agreement will bind and inure to the benefit of the Bank's, and Executive's heirs, legal representatives, successors and assigns.

(d) Litigation Expenses. If either party successfully seeks to enforce any provision of this Agreement or to collect any amount claimed to be due under it, this party will be entitled to reimbursement from the other party for any and all of its out-of-pocket expenses and costs including, without limitation, reasonable attorneys' fees and costs incurred in connection with the enforcement or collection.

(e) Waiver. Any waiver by a party of its rights under this Agreement must be written and signed by the party waiving its rights. A party's waiver of the other party's breach of any provision of this Agreement will not operate as a waiver of any other breach by the breaching party.

(f) Counsel Review. Executive acknowledges that he has had the opportunity to consult with independent counsel with respect to the negotiation, preparation, and execution of this Agreement.

(g) Assignment. The services to be rendered by Executive under this Agreement are unique and personal. Accordingly, Executive may not assign any of his rights or duties under this Agreement.

(h) Amendment. This Agreement may not be modified or amended except by a written instrument signed by both parties with the prior written consent of the Bank.

(i) Severability. The provisions of this Agreement are severable. The invalidity of any provision will not affect the validity of other provisions of this Agreement.

(j) Governing Law and Venue. This Agreement will be governed by and construed in accordance with Washington law, except to the extent that certain matters may be governed by federal law.

Except as otherwise provided in Section 16(c), the parties must bring any legal proceeding arising out of this Agreement in Thurston County, Washington, and the parties will submit to jurisdiction in that county.

(k) Counterparts. This Agreement may be executed in one or more facsimile counterparts, each of which will be deemed an original, but all of which taken together will constitute one and the same document.

Signed: April 10, 2003:

FIRST COMMUNITY FINANCIAL GROUP	FIRST COMMUNITY BANK

/s/: Ken F. Parsons, Sr., Chairman/CEO	/s/: Ken F. Parsons, Sr., Chairman/CEO
By: Ken F. Parsons, Sr., Chairman/CEO	By: Ken F. Parsons, Sr., Chairman/CEO

CATHY REINES, individually
/s/: Cathy Reines
Cathy Reines

Exhibit 21.1

VENTURE FINANCIAL GROUP, INC.
Subsidiaries Owned at December 31, 2003

Name of Subsidiary	Trade Name	State of Incorporation
Venture Bank	Same	Washington
First Community Financial Group Capital Trust I	Same	Delaware
First Community Financial Group Capital Trust II	Same	Delaware

Exhibit 23.1

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-84748 of First Community Financial Group, Inc. on Form S-8 of our report, dated January 14, 2004, appearing in this Annual Report on Form 10-K of Venture Financial Group, Inc. for the year ended December 31, 2003.

/s/ Moss Adams, LLP

Everett, Washington
March 24, 2004

Exhibit 23.2

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-84748 of Venture Financial Group, Inc. on Form S-8 of our report, dated January 10, 2003, appearing in this Annual Report on Form 10-K of Venture Financial Group for the year ended December 31, 2003

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
March 26, 2004

EXHIBIT 31.1

CERTIFICATIONS

I, Ken F. Parsons, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Venture Financial Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: March 11, 2004
/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

EXHIBIT 31.2

CERTIFICATIONS

I, Cathy M. Reines, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Financial Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: March 11, 2004
/s/ Cathy M. Reines
Cathy M. Reines
EVP/Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's annual report of Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer, and Chairman of the Board

/s/ Cathy M. Reines
Cathy M. Reines
EVP/Chief Financial Officer

March 11, 2004