Form 10-Q
period 2004-03-31
VENTURE FINANCIAL GROUP INC
filed 2004-05-17
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]    Yes     [_]    No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
[_]    Yes     [X]    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Class	Outstanding at April 14, 2004
Common Stock	4,305,480

Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31	December 31
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$ 19,930	$ 19,048
Interest bearing deposits in banks	311	213
Federal funds sold	1,550	5,530
Securities available for sale	79,931	84,878
Securities held to maturity	504	505
FHLB Stock	1,166	1,156
Trust preferred securities	589	- -
Loans held for sale	2,569	4,138

Loans	371,110	363,493
Allowance for credit losses	7,506	7,589
Net loans	363,604	355,904

Premises and equipment	11,801	12,112
Foreclosed real estate	1,488	1,996
Accrued interest receivable	1,847	1,824
Cash surrender value of life insurance	13,255	13,113
Intangible assets	11,570	11,597
Other assets	1,629	1,886

Total assets	$511,744	$513,900

Liabilities
Deposits:
Demand	$ 77,953	$ 81,344
Savings and interest bearing demand	186,108	182,545
Time deposits	114,308	118,334
Total deposits	378,369	382,223

Short term borrowing	34,847	34,394
Long term debt	42,000	42,000
Trust preferred securities	589	- -
Accrued interest payable	378	174
Other liabilities	5,606	6,436
Total liabilities	461,789	465,227

Stockholders' Equity
Common stock, (no par value); 10,000,000 shares authorized,	24,467	25,289
shares issued: March 2004 - 4,299,160; December 2003 - 4,316,163
Retained earnings	24,859	23,254
Accumulated other comprehensive income, net of tax	629	130
Total stockholders' equity	49,955	48,673

Total liabilities and stockholders' equity	$511,744	$513,900

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31
	2004	2003
Interest income
Loans	$6,651	$7,883
Federal funds sold and deposits in banks	3	2
Investments	907	351
Total interest income	7,561	8,236

Interest Expense
Deposits	1,002	1,260
Other	495	358
Total interest expense	1,497	1,618

Provision for credit losses	132	577

Net interest income after provision
For credit losses	5,932	6,041

Non-interest income
Service charges on deposit accounts	889	920
Mortgage loans sold	338	858
Other operating income	569	788
Total non-interest income	1,796	2,566

Non-interest expense
Salaries and employee benefits	2,884	3,240
Occupancy and equipment	855	803
Other expense	1,187	1,937
Total non-interest expense	4,926	5,980

Operating income before income taxes	2,802	2,627

Income taxes	894	845

Net income	$1,908	$1,782

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities
arising during the period	499	(33)
Comprehensive Income	$2,407	$1,749

Earnings per Share Data
Basic earnings per share	$ .44	$.41
Diluted earnings per share	$ .42	$.39
Dividends declared per share	$ .07	$.05

Weighted average number of common shares	4,307,607	4,381,610
Weighted average number of common shares,
Including dilutive stock options	4,497,595	4,562,704

Return on average assets	1.50%	1.52%

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2003 and 2004

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	$28,430	$15,246	$533	$44,209

Net income	- -	1,782	- -	1,782

Stock options exercised	778	- -	- -	778

Stock repurchased	(1,175)	- -	- -	(1,175)

Cash dividend ($0.05 per share)	- -	(220)	- -	(220)

Other comprehensive loss	- -	- -	(33)	(33)

Balance, March 31, 2003	$28,033	$16,808	$500	$45,341

Balance, December 31, 2003	$25,289	$23,254	$130	$48,673

Net income	- -	1,908	- -	1,908

Stock options exercised	341	- -	- -	341

Stock repurchased	(1,163)	- -	- -	(1,163)

Cash dividend ($0.07 per share)	- -	(303)	- -	(303)

Other comprehensive income	- -	- -	499	499

Balance, March 31, 2004	$24,467	$24,859	$629	$49,955

See notes to condensed consolidated financial statements

     VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31
	2004	2003

Cash Flows from Operating Activities
Net Income	$ 1,908	$ 1,782
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	132	577
Depreciation and amortization	411	353
Income from mortgage loans sold	(338)	(858)
Other - net	(109)	891
Originations of loans held for sale	(9,791)	(37,351)
Proceeds from sales of loans held for sale	11,698	34,621
Net cash provided by operating activities	3,911	15

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(98)	10
Net (increase) decrease in federal funds sold	3,980	(500)
Proceeds from maturities and prepayments of available-for-sale securities	5,696	1,108
Purchase of FHLB stock	- -	(215)
Net (increase) decrease in loans	(8,159)	3,154
Proceeds from sale of other real estate	244	333
Additions to premises and equipment	(166)	(349)
Net cash provided by investing activities	1,497	3,541

Cash Flows from Financing Activities
Net (decrease) in deposits	(3,854)	(11,392)
Net increase in short-term borrowings	453	1,060
Sale of common stock	341	778
Repurchase of common stock	(1,163)	(1,175)
Repayment of long-term borrowings	- -	(1,000)
Payment of cash dividends	(303)	(220)
Net cash used by financing activities	(4,526)	(11,949)

Net change in cash and due from banks	882	(8,393)

Cash and Due from Banks:
Beginning of period	19,048	30,965

End of period	$19,930	$22,572

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,286	$1,641
Taxes	400	- -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	499	(33)
Foreclosed real estate acquired in settlement of loans	(276)	- -
Trust preferred securities	589	- -

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including notes thereto, included in the Company's 2003 Annual Report to Shareholders. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004.

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

At March 31, 2004, the Company has two stock-based employee and director compensation plans. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended March 31:

	2004	2003

Net income, as reported	$1,908	$1,782
Less total stock-based compensation expense determined
under fair value method for all qualifying awards	49	4

Pro forma net income	$1,859	$1,778

Earnings per Share

Basic:
As reported	$.44	$.41
Pro forma	.43	.41
Diluted:
As reported	.42	.39
Pro forma	.41	.39

2. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended
	March 31
	2004	2003

Basic EPS computation
Numerator - Net Income	$ 1,908	$ 1,782

Denominator - Weighted Average
common shares outstanding	4,307,607	4,381,610

Basic EPS	$ .44	$ .41

	Three Months Ended
	March 31
	2004	2003

Diluted EPS computation
Numerator - Net Income	$ 1,908	$ 1,782

Denominator - Weighted average
common shares outstanding	4,307,607	4,381,610
Effect of dilutive stock options	189,988	181,094

Weighted average common shares
and common stock equivalents	4,497,595	4,562,704

Diluted EPS	$ .42	$ .39

3. Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted with an implementation date of March 31, 2004. Interpretation No. 46 defines a VIE as a corporation, partnership, trust, or other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss of return. The Company has two VIEs in the form of Trusts set up to issue Trust Preferred Securities and accordingly, the implementation of the Interpretation requires the deconsolidation of the Trusts. The application of Interpretation No. 46 has been implemented and can easily be identified on the condensed consolidated balance sheet as both investment and debt. Immaterial amounts ($7,000) have also been included in interest income and interest expense. The implementation did not have a significant impact on the Company's financial position or results of operations.

4. Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used for general Company purposes, including utilization in the stock repurchase program and potentially to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. Due to implementation of a recent accounting pronouncement the wholly owned subsidiary trust is deconsolidated for the three months ended March 31, 2004. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-third of total capital adjusted for accumulated other comprehensive income, will qualify as Tier 1 capital.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries operating results and financial condition for the first three months of and period ended March 31, 2004. When warranted, comparisons are made to the same period in 2003, and to the previous year ended December 31, 2003. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2003, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

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

Financial Condition

General

The Company's consolidated assets at March 31, 2004 totaling $511,744,000 represents a .4% decrease from December 31, 2003 assets totaling $513,900,000. The minimal decrease is represented by a $3,980,000 decrease in federal funds sold, a $4,358,000 decrease in securities available for sale and a $1,569,000 decrease in loans held for sale. These decreases were largely offset by a $7,617,000 increase in gross loans. Other assets were largely unchanged.

Loans and loans held for sale

Loans increased $7,617,000 or 2.1% as of March 31, 2004 compared to December 31, 2003. This increase can be attributed to an improved economy and increased demand for commercial loans. Loans held for sale decreased $1,569,000 to $2,569,000 as of March 31, 2004. This reduction was expected and is attributed to the rising interest rates which have impacted the mortgage refinance market.

The composition of the loan portfolio was as follows (dollars in thousands):

	March 31	December 31
	2004	2003
Commercial	$55,347	$52,515
Real Estate
Commercial	216,344	211,541
Mortgage	9,110	9,545
Construction	81,069	79,788
Consumer	6,707	6,946
Small Loans	2,533	3,158
Total Loans	$371,110	$363,493

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2003 by $234,000 as shown in the following table of non-performing assets (dollars in thousands):

	March 31	December 31
	2004	2003

Non-accrual loans	$ 1,970	$ 2,204
Accruing loans past due 90 days or more	2	2
Foreclosed real estate	1,488	1,996
Other assets	3	3
	$ 3,463	$ 4,205

The percentage of non-performing loans to total loans decreased to .53% on March 31, 2004 from .60% on December 31, 2003. Non-accrual loans decreased $234,000 during the first three months of 2004, while foreclosed real estate and other assets decreased $508,000 during the same period. The reduction in non-accrual loans and foreclosed real estate continues to be attributed to the Company's special credits team and the increased attention paid to the Company's non-performing assets.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at March 31, 2004, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses decreased $83,000 for the first three months of 2004, with the ratio of the allowance for credit losses to loans at 2.01% on March 31, 2004, compared to 2.06% on December 31, 2003. During the first three months, an additional $132,000 was reserved for potential losses, and net charge-offs were $215,000, or .06% of the loan portfolio. Gross charge-offs consisted primarily of one foreclosed real estate property write down in the amount of $491,000. The Company had fully reserved for this charge-off. The charge-off was partially offset by a $267,000 recovery on one loan previously charged off in 1999. The allowance for credit losses to nonperforming loans was 380.63% on March 31, 2004, compared to 344.02% on December 31, 2003. Management believes the allowance is at an appropriate level. Due to the $267,000 recovery and improvement in the quality of the loan portfolio, Management anticipates additional provisions for the general loan portfolio during 2004 will be significantly reduced compared to 2003. Management will continue to provide a reserve for its small loan portfolio.

Investment Portfolio

Investment securities decreased $4,358,000, or 5.13% during the first three months of 2004 to a total of $79,931,000. The decrease in securities available for sale is primarily attributed to principal reductions on mortgage backed securities and agency securities called. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Deposits and Borrowings

Total deposits decreased $3,854,000, or 1.01% in the three months ended March 31, 2004 to $378,369,000. Savings and interest-bearing deposit accounts and non-interest bearing demand experienced a nominal increase while time deposits decreased $4,026,000 or 3.40% . Short term and long term borrowings experienced minimum fluctuations.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At March 31, 2004, cash, deposits in banks, federal funds sold and securities available for sale totaled $101,722,000. External sources refer to the ability to access new borrowings and capital. These include increasing savings and demand deposits, federal funds purchased, borrowings, and the issuance of capital and debt securities. At March 31, 2004, borrowing lines of credit totaled $48,553,000. These credit facilities are being used regularly as a source of funds. At March 31, 2004, $10,000,000 was borrowed against these lines of credit in the form of long term advances.

Net cash flows from operations and investing activities contributed to liquidity while net cash flows from financing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2004 contributed $3,911,000 to liquidity compared to $316,000 for the three months ended March 31, 2003. The majority of the cash provided from operating activities for the first three months of 2004 was contributed from net income and net loans held for sale in the amount of $1,907,000. Cash flow from investing activities contributed cash of $1,497,000 for the three months ended March 31, 2004 compared to $3,240,000 for the same period in 2003. The majority of the cash provided from investing activities during the first quarter of 2004 was contributed from a decrease in federal funds sold of $3,980,000 and proceeds from maturities and prepayments of available for sales securities in the amount of $5,696,000. The investing cash provided was offset by an increase in loans in the amount of $8,159,000. Cash flow from financing activities used cash of $4,526,000 as of March 31, 2004 compared to a use of $11,949,000 during the same period in 2004. The majority of the cash was used to fund withdrawn net deposits in the amount of $3,854,000 and to repurchase common stock in the amount of $1,163,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On December 11, 2002, the Company's board of directors authorized the repurchase of 132,000 shares over a three month period. As of March 11, 2003 a total of 69,572 shares had been repurchased under this plan for a total of $1,174,792. On February 19, 2003, June 18, 2003 and October 15, 2003 the Company's board of directors authorized 87,580, 37,420, and 150,000 shares, respectively, be added to the stock repurchase program. Under this program the Board authorized the purchase of a total of 275,000 of the Company's common stock or approximately 6% of the total common shares currently outstanding. As of March 31, 2004 the Company had repurchased 228,480 shares at a cost of $4,816,000. There are 46,520 shares left for repurchase.

Management believes the Bank's liquidity position at March 31, 2004, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of the Company increased $1,282,000 or 2.63% during the first three months of 2004. The net income for the first three months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $341,000 and an increase in the market value of securities available for sale of $499,000 on an after-tax basis. Capital decreases were the result of $1,163,000 in stock being repurchased and quarterly cash dividends paid to shareholders totaling $303,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 2004, the Company's leverage ratio was 10.39%, compared to 10.70% at year-end 2003. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At March 31, 2004, the Company's Tier I capital ratio was 10.68%, and total capital was 12.59% . At December 31, 2003 the Company's Tier I capital ratio was 11.20% and the total capital ratio was 13.04% .

Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used to repurchase stock and for general Company purposes; the proceeds may be used to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. Due to implementation of a recent accounting pronouncement the wholly owned subsidiary trust is deconsolidated for the three months ended March 31, 2004. The interest payments on the debt securities are approximately equal to the dividend payments on the preferred stock of the trust. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-third of total capital adjusted for accumulated other comprehensive income, will qualify as Tier 1 capital.

Results of Operations

General

Net income for the three months ended March 31, 2004 increased 7.10% to $1,908,000, compared to $1,782,000 for the same period in 2003. The increase in net income is primarily attributed to a reduction in non-interest expense discussed below and a reduction in the provision for loan losses.

Interest income for the three months ended March 31, 2004 decreased $675,000, or 8.20%, from the same period in the prior year. Increased volume of earning assets provided an additional $559,000 of interest income for the first three months, which was partially offset by a $1,234,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the first three months of 2004 were $51,947,000 or 12.90% higher than in the same period of 2003. The average rate earned on assets decreased to 6.67% in the first three months of 2004 from 8.27% for the same period in 2003, a decrease of 159 basis points. The average rate earned on assets in the first three months of 2003 would have been 7.24% without the operations in Alabama, resulting in a 57 basis point decrease compared to the first three months in 2004.

Total interest expense for the three months ended March 31, 2004 decreased $121,000, or 7.48%, from the comparable period in the prior year. The decrease in the interest rate paid on deposits and borrowings, which declined 23 basis points, to 1.66% in the first three months of 2004 from 1.89% in the first three months of 2003, resulted in a reduction to interest expense of $335,000. This amount was offset by a $214,000 increase in the volume of these liabilities, which rose from an average of $347,831,000 in 2003 to $359,602,000 in 2004. The increase in volumes is attributed to the increased borrowings in the third quarter 2003 utilized to partially fund the acquisition of additional available for sale investments.

Net interest income decreased $554,000, a decrease of 8.37% for the three months ended March 31, 2004 over the same period for 2003. The Company's small loan product impacted net interest income for the period. This product's contribution to net interest income decreased to $361,000 in the first three months of 2004 from $1,156,000 during the same period in 2003, a $795,000 or 69% decrease. The decrease in the product's contribution to net interest income can be attributed to a modification in the Company's Advance America agreement related specifically to loan originations in Alabama. Effective July 11, 2003 the Company discontinued the origination of small loans in Alabama; Advance America paid the Company a fee equal to the loan fees that would have been received under its original agreement through October 31, 2003.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 121 basis points to 5.35% from 6.64% in the first three months of 2004 compared to the same period in 2003. Net interest margin in the first three months of 2003 would have been 5.84% without the Alabama operations, resulting in a decrease of 49 basis points compared to the first three months of 2004.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

	2004			2003
	Average Balance	Interest		Average Balance	Interest	Average Rates
		Income	Average		Income
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees) [1]	$370,501	$6,651	7.22%	$370,528	$7,883	8.63%
Federal funds sold	1,207	3	1.00%	650	2	1.25%
Investment securities [2]	84,312	907	4.29%	32,895	351	4.33%
Total earning assets
and interest income	$456,020	$7,561	6.68%	$404,073	$8,236	8.27%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$180,252	$(364)	0.81%	$157,611	$(381)	.98%
Time deposits	116,464	(638)	2.20%	142,638	(879)	2.50%

Total interest bearing deposits	296,716	(1,002)	1.36%	300,249	(1,260)	1.70%
Other borrowings	62,886	(495)	3.11%	47,582	(358)	3.05%
Total interest bearing liabilities
and interest expense	$359,602	$(1,497)	1.66%	$347,831	$(1,618)	1.89%

Net interest income		$6,064			$6,618
Net interest margin as a percent
of average earning assets:			5.35%			6.64%

An analysis of the change in net interest income is as follows for the three months ended March 31 (dollars in thousands):

	2004 compared to 2003
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans [3]	$ (1)	$ (1,231)	$ (1,232)
Federal funds sold and deposits in banks	3	(2)	1
Investment securities	557	(1)	556
Total interest income	559	(1,234)	(675)
Interest paid on:
Savings, NOW and MMA	235	(252)	(17)
Time deposits	(145)	(96)	(241)
Other borrowings	124	13	137
Total Interest expense	214	(335)	(121)
Net interest income	$ 345	$ (899)	$ (554)

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

1 Average loan balance includes nonaccrual loans. Interest income on nonaccrual loans has been included.

2 The yield on investment securities is calculated using historical cost basis.

3 Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

Non-interest income for the three months ended March 31, 2004 was $770,000, or 30.01% less than the same period for 2003. This reduction can be primarily attributed to a $520,000 or 60.61% reduction in mortgage loans sold. This decrease was anticipated and is attributed primarily to the increased interest rate negatively impacting activity in the mortgage refinance market.

Non-interest expense for the three months ended March 31, 2004 decreased by $1,054,000 or 17.63% over the same period in 2003. Salaries and employee benefits for the quarter ended March 31, 2004 decreased $356,000 or 10.99% compared to the same quarter in 2003. This expense reduction is primarily attributed to the expected decrease in mortgage commissions associated with reduced mortgage loans originated as previously discussed and a fewer number of employees. Other expenses for the quarter ended March 31, 2004 decreased $750,000 or 38.72% compared to the same period in 2003. The other expense decrease can be primarily attributed to an enhanced focus on expense control in 2004 and additional increased expenses in the first quarter 2003 associated with branding including the Company's name change to Venture Financial Group.

Business Segment Reporting

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through 20 offices in Washington. The small loan division provides small, short-term consumer loans to customers in Arkansas and prior to July 2003 in Alabama. Effective July 11, 2003 the Company discontinued originating small loans in Alabama. The Company continued to receive income comparable to the amount the Company would have received if it had continued to originate these loans in the State of Alabama. This income only continued through October 31, 2003 and accordingly in not included in the March 31, 2004 income numbers.

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

Selected comparative financial information for community banking and the small loan division, which are included in the overall financial results, as of and for the three months ended March 31, are as follows (dollars in thousands):

Three months ended March 31, 2004	Community	Small
	Banking	Loans	Total
Net Interest income after provision for credit losses	$5,817	$361	$6,178
Non-interest income	1,799	14	1,813
Non-interest expense	4,905	23	4,928
Income taxes	864	120	984
Net Income	$1,847	$233	$2,080
Total assets	$501,197	$9,444	$510,641
Total Loans	$371,357	$2,322	$373,679

Three months ended March 31, 2003	Community	Small
	Banking	Loans	Total
Net Interest income after provision for credit losses	$5,090	$1,156	$6,256
Non-Interest income	2,244	16	2,260
Non-Interest expense	5,442	163	5,605
Income taxes	641	343	984
Net Income	$1,251	$665	$1,916
Total assets	$449,779	$14,834	$464,613
Total Loans	$362,357	$6,964	$369,321

Regulatory Developments

Three legislative and regulatory developments impacted or may impact the operations and earnings generated by the small loan division.

In 2003 the Alabama legislature enacted the Deferred Presentment Services Act. The Act creates a regulatory framework within which licensed, non-bank lenders may now make small loans in Alabama. Due to changes in Alabama law, the Bank and Advance America terminated the original Marketing and Servicing Agreement effective July 11, 2003. The terms of the termination agreement include Advance America continuing to remit to the Bank a portion of the fees earned for the period July 11, 2003 through October 31, 2003, the termination date of the original agreement. The fee structure was established to keep the Bank financially whole as if the Bank had continued in the small loan program in Alabama through the original agreement termination date.

The Washington State legislature in 2003 passed amendments to the Check Cashers and Sellers Act, the law that authorizes small loans in Washington. Among other changes, the amendments increase the maximum small loan amount from $500 to $700 (with lower fees allowed on any amounts over $500), allows borrowers to rescind a loan within one business day, and requires lenders to offer payment plans to certain repeat borrowers. While the amendments may cause an increase in certain administrative expenses, we do not anticipate that they will have a material impact on our small loan operations.

The Federal Deposit Insurance Corporation (FDIC) in 2003 issued Guidelines for state chartered, nonmember banks that participate in small loan programs with third party contractors. The Guidelines cover safety and soundness considerations, including loan concentrations, capital adequacy, allowance for loan and lease losses, and loan classification guidelines. Compliance considerations, such as Community Reinvestment Act performance, Truth in Lending, and consumer privacy are also covered. The Guidelines allow examiners wide discretion to review and, where necessary, criticize a bank's loan program based upon these considerations. Where serious deficiencies exist, the FDIC may order a bank to discontinue its small loan program. The Guidelines will certainly increase the regulatory scrutiny of the Bank's small loan program. While we do not believe that grounds exist for the FDIC to order the Bank to curtail or discontinue its small loan program, it is likely that the increased regulatory scrutiny will add to the Bank's compliance burdens and costs. It may also cause the Bank to evaluate the extent of its continued participation in the small loan business.

The Company continues to take steps to forestall any negative effect that may occur from these developments, including the discussions regarding providing small loan programs with Advance America and other small loan providers in other states and the introduction of replacement programs. While the Company believes it will be able to minimize any long-term negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2003. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2003.

Interest Rate Gap Analysis March 31, 2004

		After One
	Within	But Within	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Loans	$ 165,132	$155,480	$51,097	$371,709
Securities:
Available for sale	3,615	21,604	54,712	79,931
Held to maturity	- -	504	- -	504
Federal funds sold	1,550	- -	- -	1,550
Interest bearing deposits in banks	311	- -	- -	311
Total Earning Assets	$ 170,608	$ 177,588	$105,809	$454,005

Deposits:
Savings, NOW and money market	$ 186,108	$ - -	$ - -	$186,108
Time deposits	76,944	37,364	- -	114,308
Short-term borrowings	34,847	- -	- -	34,847
Long-term debt	- -	23,000	19,000	42,000

Total Interest Bearing Liabilities	$ 297,899	$ 60,364	19,000	$377,263

Net Interest Rate Sensitivity Gap	($ 127,291)	$ 117,224	$ 86,809	$ 76,742

Item 4 Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures in accordance with Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2004.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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

Item 2     Changes in Securities and Use of Proceeds

(e)           Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
January 1, 2004 through
January 31, 2004	13,584	$22.76	13,584	84,017

Month #2
February 1, 2004 through
February 29, 2004	37,497	$22.79	37,497	46,520

Month #3
March 1, 2004 through
March 31, 2004	--	--	--	46,520

Total	51,081	$22.78	51,081	46,520

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date
February 19, 2003	March 5, 2003	87,580	August 19, 2004
June 18, 2003	June 24, 2003	37,420	December 18, 2004
October 15, 2003	October 17, 2003	150,000	April 15, 2005
Total		275,000

Item 6    Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed herewith, and this list constitutes the exhibit index:

	3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed November 14, 2003)

	3.2	Bylaws (incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

	31.1	Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2003

	31.2	Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2003

	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
Fourth Quarter 2003 Earnings Release filed February 3, 2004
Fourth Quarter 2003 Cash Dividend Declared filed January 22, 2004
Venture Bank announces acquisition of Washington Asset Management Tacoma, LLC filed March 16, 2004

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

Date: May 14, 2004

By: /s/ Ken F. Parsons, Sr.
      Ken F. Parsons Sr.
      President, Chief Executive Officer

By: /s/ Catherine M. Reines
      Catherine M. Reines
      Chief Financial Officer

Exhibit 31.1

CERTIFICATION UNDER SECTION 312
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
5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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

Date: May 14, 2004                                                  /s/ Ken F. Parsons, Sr.
                                                                              Ken F. Parsons, Sr.
                                                                              President, Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 312
OF SARBANES-OXLEY ACT OF 2002

I, Catherine M. Reines, certify that:

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
5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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

Date: May 14, 2004                                                 /s/ Catherine M. Reines
                                                                             Catherine M. Reines
                                                                             Chief Financial Officer

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is furnished by the undersigned Chief Executive Officer and Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

May 14, 2004