Form 10-Q
period 2004-06-30
VENTURE FINANCIAL GROUP INC
filed 2004-08-16
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     [_]    Yes     [X]    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Class	Outstanding at July 16, 2004
Common Stock	6,526,839

Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30	December 31
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$ 21,271	$ 19,048
Interest bearing deposits in banks	5,575	213
Federal funds sold	- -	5,530
Securities available for sale, at fair value	74,695	84,878
Securities held to maturity, at amortized cost	504	505
FHLB Stock	1,181	1,156
Trust preferred securities	589	- -
Loans held for sale	2,625	4,138

Loans	386,172	363,493
Allowance for credit losses	7,512	7,589
Net loans	378,660	355,904

Premises and equipment	12,988	12,112
Foreclosed real estate	1,328	1,996
Accrued interest receivable	1,972	1,824
Cash surrender value of life insurance	13,397	13,113
Intangible assets	11,653	11,597
Other assets	1,601	1,886

Total assets	$528,039	$513,900

Liabilities
Deposits:
Demand	$ 87,024	$ 81,344
Savings and interest bearing demand	205,352	182,545
Time deposits	105,278	118,334
Total deposits	397,654	382,223

Short term borrowing	33,115	34,394
Long term debt	42,589	42,000
Accrued interest payable	394	174
Other liabilities	4,291	6,436
Total liabilities	478,043	465,227

Stockholders' Equity
Common stock, (no par value); 10,000,000 shares authorized,	23,740	25,289
shares outstanding: June 2004 - 6,423,505; December 2003 - 6,474,244
Retained earnings	26,448	23,254
Accumulated other comprehensive income (loss), net of tax	(192)	130
Total stockholders' equity	49,996	48,673

Total liabilities and stockholders' equity	$528,039	$513,900

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June30		June30
	2004	2003	2004	2003
Interest income
Loans	$6,786	$7,788	$13,437	$15,671
Federal funds sold and deposits in banks	10	28	13	30
Investments	767	348	1,674	699
Total interest income	7,563	8,164	15,124	16,400
Interest Expense
Deposits	1,018	1,169	2,020	2,429
Other	504	381	999	739
Total interest expense	1,522	1,550	3,019	3,168
Provision for credit losses	143	622	275	1,199
Net interest income after provision
For credit losses	5,898	5,992	11,830	12,033
Non-interest income
Service charges on deposit accounts	1,065	935	1,954	1,855
Mortgage loans sold	312	990	650	1,848
Other operating income	611	524	1,180	1,312
Total non-interest income	1,988	2,449	3,784	5,015
Non-interest expense
Salaries and employee benefits	2,713	2,971	5,597	6,211
Occupancy and equipment	863	915	1,718	1,718
Other expense	1,547	1,765	2,734	3,702
Total non-interest expense	5,123	5,651	10,049	11,631
Operating income before income taxes	2,763	2,790	5,565	5,417
Income Taxes	873	836	1,767	1,681
Net income	$1,890	$1,954	$ 3,798	$ 3,736
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities
arising during the period	(988)	179	(489)	146
Comprehensive Income	$902	$2,133	$ 3,309	$ 3,882
Earnings per Share Data
Basic earnings per share	$ .29	$.30	$ .59	$ .57
Diluted earnings per share	$ .28	$.28	$ .57	$ .54
Dividends declared per share	$ 0.05	$ 0.03	$ 0.09	$ 0.07
Weighted average number of common shares	6,443,482	6,572,003	6,452,650	6,571,398
Weighted average number of common shares,
Including dilutive stock options	6,707,145	6,895,296	6,716,313	6,861,501
Return on average assets (annualized)	1.46%	1.66%	1.47%	1.57%
Return on average equity (annualized)	15.30%	17.20%	15.48%	16.58%

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands)

Six Months Ended June 30, 2003 and 2004

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2002	$28,430	$15,246	$533	$44,209
Net income	- -	3,736	- -	3,736
Stock options exercised	1,297	- -	- -	1,297
Stock repurchased	(3,385)	- -	- -	(3,385)
Cash dividend ($0.07 per share)	- -	(440)	- -	(440)
Other comprehensive income	- -	- -	146	146
Balance, June 30, 2003	$26,342	$18,542	$679	$45,563

Balance, December 31, 2003	$25,289	$23,254	$130	$48,673
Net income	- -	3,798	- -	3,798
Stock options exercised	524	- -	- -	524
Stock repurchased	(2,073)	- -	- -	(2,073)
Cash dividend ($0.09 per share)	- -	(604)	- -	(604)
Other comprehensive loss	- -	- -	(322)	(322)
Balance, June 30, 2004	$23,740	$26,448	$(192)	$49,996

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30
	2004	2003

Cash Flows from Operating Activities
Net Income	$ 3,798	$ 3,736
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	275	1,199
Depreciation and amortization	787	722
Income from mortgage loans sold	(650)	(1,848)
Other - net	(389)	(215)
Originations of loans held for sale	(21,545)	(77,252)
Proceeds from sales of loans held for sale	23,708	74,707
Net cash provided by operating activities	5,984	1,049

Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(5,362)	(517)
Net decrease in federal funds sold	5,530	900
Purchases of securities available for sale	(10,367)	- -
Proceeds from maturities and prepayments of available-for-sale securities	19,358	1,226
Net (increase) decrease in loans	(23,430)	861
Proceeds from sale of other real estate	244	1,069
Additions to premises and equipment	(1,733)	(1,195)
Net cash provided (used) by investing activities	(15,760)	2,344

Cash Flows from Financing Activities
Net increase (decrease) in deposits	15,431	(8,137)
Net increase (decrease) in short-term borrowings	(1,279)	2,588
Sale of common stock	524	1,297
Repurchase of common stock	(2,073)	(3,385)
Increase of long-term borrowings	- -	5,000
Payment of cash dividends	(604)	(440)
Net cash provided (used) by financing activities	11,999	(3,077)

Net change in cash and due from banks	2,223	316

Cash and Due from Banks:
Beginning of period	19,048	30,965

End of period	$21,271	$31,281

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,799	$3,301
Taxes	2,330	1,580

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	(322)	146
Foreclosed real estate acquired in settlement of loans	(276)	4,474
Trust preferred securities	589	- -

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including notes thereto, included in the Company's 2003 Annual Report to Shareholders. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004.

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

At June 30, 2004, the Company has one stock-based employee and director compensation plan. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended June 30:

	2004	2003

Net income, as reported	$3,798	$3,736
Less total stock-based compensation expense determined
under fair value method for all qualifying awards	165	135

Pro forma net income	$3,633	$3,601

Earnings per Share
Basic:
As reported	$.59	$.57
Pro forma	.56	.55
Diluted:
As reported	.57	.54
Pro forma	.54	.54

2. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic EPS computation	$ 1,890	$ 1,954	$ 3,798	$ 3,736
Numerator - Net Income

Denominator - Weighted Average
common shares outstanding	6,443,482	6,572,003	6,452,650	6,571,398

Basic EPS	$ .29	$ .30	$ .59	$ .57

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Diluted EPS computation	$ 1,890	$ 1,954	$ 3,798	$ 3,736
Numerator - Net Income

Denominator - Weighted average	6,443,482	6,572,003	6,452,650	6,571,398
common shares outstanding

Effect of dilutive stock options	263,663	323,293	263,663	290,103

Weighted average common shares	6,707,145	6,895,295	6,716,313	6,861,501
and common stock equivalents

Diluted EPS	$ .28	$ .28	$ .57	$ .54

3. Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used for general Company purposes, including utilization in the stock repurchase program and potentially to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. In accordance with FASB Interpretation No. 46 Consolidation of Variable Interest Entities, the wholly owned subsidiary trust is deconsolidated for purposes of reporting in the Consolidated Financial Statements. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-quarter of total capital adjusted for accumulated other comprehensive income, will qualify as Tier 1 capital.

4. Three for two stock dividend

On April 24, 2004, the Company's Board of Directors approved a three for two stock dividend paid to all shareholders of record as of May 16, 2004. All share and earnings per share information included in this filing has been adjusted to reflect the dividend.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries operating results and financial condition for the three and six months ended and as of June 30, 2004. When warranted, comparisons are made to the same period in 2003, and to the previous year ended December 31, 2003. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2003, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

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

Financial Condition

General
The Company's consolidated assets at June 30, 2004 totaling $528,039,000 represents a 2.8% or $14,139,000 increase from December 31, 2003 assets totaling $513,900,000. These increases are represented primarily by a $22,679,000 increase in loans and $5,362,000 increase in interest bearing deposits in banks. This increase was largely offset by a $10,183,000 decrease in securities available for sale and a $5,530,000 decrease in fed funds sold. Other assets were largely unchanged.

Loans and loans held for sale
As previously noted, loans have increased $22,679,000 or 6.2% as of June 30, 2004 compared to December 31, 2003. Loan growth continues to be attributed to an improved economy. In addition, management believes the rebranding effort that transpired in 2003, including the name change to Venture Bank, has created a renewed awareness providing the Bank more lending opportunities. Loans held for sale decreased $1,513,000 to $2,625,000 as of June 30, 2004. The June 30, 2004 balance is consistent with the March 31, 2004 balance. The reduction in this balance was expected and is attributed to the rising interest rates which have impacted the mortgage refinance market. In response to the reduced activity, management reallocated staffing in the Bank's mortgage department in the first quarter.

The composition of the loan portfolio was as follows (dollars in thousands):

	June 30	December 31
	2004	2003
Commercial	$57,571	$52,515
Real Estate
Commercial	232,576	211,541
Mortgage	9,327	9,545
Construction	76,827	79,788
Consumer	6,729	6,946
Small Loans	3,142	3,158
Total Loans	$386,172	$363,493

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2003 by $580,000 as shown in the following table of non-performing assets (dollars in thousands):

	June 30	December 31
	2004	2003

Non-accrual loans	$ 1,624	$ 2,204
Accruing loans past due 90 days or more	2	2
Foreclosed real estate	1,328	1,996
Other assets	18	3
	$ 2,972	$ 4,205

The percentage of non-performing loans to total loans decreased to .42% on June 30, 2004 from .60% on December 31, 2003. Non-accrual loans decreased $580,000 during the first six months of 2004, while foreclosed real estate and other assets decreased $653,000 during the same period. The reduction in non-accrual loans and foreclosed real estate continues to be attributed to the Company's attention to non-performing assets.

Allowance for Credit Losses
The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at June 30, 2004, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses decreased $77,000 for the first six months of 2004, with the ratio of the allowance for credit losses to loans at 1.93% on June 30, 2004, compared to 2.06% on December 31, 2003. During the first six months, an additional $275,000 was reserved for potential losses, and net charge-offs were $352,000, or 0.09% of the loan portfolio. Gross charges offs consisted primarily of one foreclosed real estate property write down in the amount of $491,000. The Company had fully reserved for this charge-off. The charge off was partially offset by a $267,000 recovery on one loan previously charged off in 1999. The allowance for credit losses to nonperforming loans was 462.00% on June 30, 2004, compared to 344.02% on December 31, 2003. Due to the recovery previously discussed and the improved condition of the overall loan portfolio, Management anticipates additional provisions for the general loan portfolio during 2004 will be significantly reduced compared to 2003. Management will continue to provide a reserve for its small loan portfolio.

Investment Portfolio
Investment securities decreased $10,183,000, or 12% during the first six months of 2004 to a total of $74,695,000. The decrease in securities available for sale is primarily attributed to principal reductions on mortgage backed securities and agency securities called. Cash received from these investments was partially redirected into the Bank's loan portfolio. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Premises and equipment
The increase in Premises and equipment is attributed to the purchase of a building in South King County for $1.1 million; the transaction closed on June 11, 2004. This building will be utilized as a full service financial center and is tentatively scheduled to open November 1, 2004.

Deposits and Borrowings
Total deposits increased $15,431,000, or 4.0% in the six months ended June 30, 2004 to $397,654,000. Savings and interest-bearing deposit accounts and non-interest bearing demand increased $28,487,000 or 10.8% while time deposits decreased $13,056,000 or 11.0% . In an effort to shift the deposit base toward savings and demand deposit accounts, Management continues to implement programs which encourage growth in these products. Short term and long term borrowings also experienced minimum fluctuations.

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 2004, cash, deposits in banks, federal funds sold and securities available for sale totaled $101,541,000. External sources refer to the ability to access new borrowings and capital. They include increasing savings and demand deposits, federal funds purchased, borrowings, and the issuance of capital and debt securities. At June 30, 2004, borrowing lines of credit totaled $53,390,000. These credit facilities are being used regularly as a source of funds. At June 30, 2004, $10,000,000 was borrowed against these lines of credit in the form of long term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2004 contributed $5,984,000 to liquidity compared to $1,049,000 for the six months ended June 30, 2003. The majority of the cash provided from operating activities for the first six months of 2004 was contributed from net income and net loans held for sale in the amount of $2,163,000. Cash flow from investing activity used cash of $15,760,000 for the six months ended June 30, 2004 compared to contributing cash of $2,344,000 for the same period in 2003. Cash used to fund investing activities during the first six months of 2004 included an increase in net loans of $23,430,000, the purchase of securities available for sale of $10,367,000 and the increase in interest bearing deposits in banks of $5,362,000. Certain investment activities also provided cash during the first six months including $5,530,000 from a reduction in federal funds sold and $19,358,000 from cash paydowns on mortgage back securities and securities called. Cash flow from financing activities provided cash of $11,999,000 as of June 30, 2004 compared to a use of $3,077,000 during the same period in 2003. The substantial majority of cash provided came from the increase in net deposits of $15,431,000. These monies were partially used to fund financing activities including the pay down of short-term borrowings of $1,279,000 and the repurchase of common stock in the amount of $2,073,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On December 11, 2002, the Company's board of directors authorized the repurchase of 198,000 shares over a three month period. As of March 11, 2003 a total of 104,358 shares had been repurchased under this plan for a total of $1,174,792. On February 19, 2003, June 18, 2003 and October 15, 2003 the Company's board of directors authorized 131,370, 56,130, and 225,000 shares, respectively, be added to the stock repurchase program. Under this program the Board authorized the purchase of a total of 412,500 of the Company's common stock or approximately 4% of the total common shares currently outstanding. As of June 30, 2004 the Company had repurchased 402,579 shares at a cost of $5,727,000.

On June 16, 2004 the Company's board of directors authorized 200,000 shares added to the stock repurchase program or approximately 3%. This plan commences on July 1, 2004 and has an expiration date of December 31, 2005.

On June 24, 2004 the Company announced that it has signed an agreement to sell seven of its branches located in three counties to Timberland Bank. The transaction is expected to close in early fall 2004. These branches had average deposit balances for the month of June 2004 totaling $89,000,000. The transaction includes the sale of certain real estate and personal property and the assumption by Timberland of deposits at these branches. No loans or investment securities are being transferred. Had the transaction closed June 30, 2004, the Company would have transferred approximately $78,000,000 to Timberland representing the amount of deposits assumed net of the price of the assets transferred and the premium paid by Timberland for such deposits. The Company does not expect the net cash payment to be materially different at the anticipated time of closing. The Company expects to be able to fund the payment at the time of closing from available cash, deposits with or due from banks, Fed Funds Purchased and long term borrowings with the Federal Home Loan Bank, without resorting to the sale of securities held for sale.

Management believes that the Company's liquidity position at June 30, 2004 was, and following the transfer of the deposits, will remain, adequate to fund ongoing operations.

Capital
Consolidated capital of the Company increased $1,323,000 or 2.72% during the first six months of 2004. The net income for the first six months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $524,000. Capital decreases were the result of $2,073,000 in stock being repurchased, a decrease in the market value of securities available for sale of $322,000 on an after-tax basis and quarterly cash dividends paid to shareholders totaling $604,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 2004, the Company's leverage ratio was 10.84%, compared to 10.70% at year-end 2003. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At June 30, 2004, the Company's Tier I capital ratio was 11.01%, and total capital was 12.71% . At December 31, 2003 the Company's Tier I capital ratio was 11.20% and the total capital ratio was 13.04% .

Issuance of Trust Preferred Securities

On April 10, 2003, the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used for general Company purposes, including utilization in the stock repurchase program and potentially to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. In accordance with FASB Interpretation No. 46 Consolidation of Variable Interest Entities, the wholly owned subsidiary trust is deconsolidated for purposes of reporting in the Consolidated Financial Statements. The Company recognizes a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-quarter of total capital adjusted for accumulated other comprehensive income, qualifies as Tier 1 capital.

Results of Operations

General

Net income for the six months ended June 30, 2004 increased 1.66% to $3,798,000, compared to $3,736,000 for the same period in 2003. The increase in net income can be attributed to an increase in investment interest income, a reduction in the provision for credit losses and a decrease in other non-interest expenses. This positive impact to net income was offset by a reduction in loan and fee income due to the Company discontinuing origination of small loans in Alabama in July 2003 and a decrease in income on mortgage loans sold due to a reduction in the origination of mortgage refinance transactions.

Interest income for the six months ended June 30, 2004 decreased $1,277,000, or 7.78%, from the same period in the prior year. Increased volume of earning assets provided an additional $2,005,000 of interest income for the first six months which was offset by a $3,281,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the first six months of 2004 were $52,746,000 or 12.95% higher than in the same period of 2003. The average rate earned on assets decreased to 6.61% for the first six months of 2004 from 8.07% for the same period in 2003, a decrease of 146 basis points.

Total interest expense for the six months ended June 30, 2004 decreased $149,000, or 4.70%, from the comparable period in the prior year. The decrease in the interest rate paid on deposits and borrowings, which declined 25 basis points, to 1.59% in the first six months of 2004 from 1.84% for the same period of 2003, resulted in a reduction to interest expense of $777,000. This amount was offset by a $628,000 increase attributed to the volume of these liabilities, which rose from an average of $345,279,000 in 2003 to $381,039,000 in 2004. The increase in volumes is primarily attributed to the increased borrowings in the third quarter 2003 utilized to partially fund the acquisition of additional available for sale investments.

Net interest income decreased $1,127,000, a decrease of 8.52% for the six months ended June 30, 2004 over the same period for 2003. The Company's small loan product impacted the growth in net interest income for the period. This product's contribution to net interest income decreased to $906,000 in the first six months of 2004 from $2,889,000 during the same period in 2003, a $1,983,000 or 69% decrease. The decrease in the product's contribution to net interest income can be attributed to a modification in the Company's Advance America agreement related specifically to loan originations in Alabama. Effective July 11, 2003 the Company discontinued the origination of small loans in Alabama; Advance America paid the Company a fee equal to the loan fees that would have been received under its original agreement through October 31, 2003.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 123 basis points to 5.28% from 6.51% in the first six months of 2004 compared to the same period in 2003.

Net income for the three months ended June 30, 2004 decreased a nominal 3.28% to $1,890,000, compared to $1,954,000 for the same period in 2003. The decrease in net income can be attributed to a reduction in loan and fee income due to the Company discontinuing origination of small loans in Alabama in July 2003 and a decrease in income on mortgage loans sold due to the reduction in the origination of mortgage refinance transactions. This reduction in income was offset by an increase in investment interest income and a decrease in other non-interest expenses.

Interest income for the three months ended June 30, 2004 decreased $601,000, or 7.36%, from the same period in the prior year. Increased volume of earning assets provided an additional $2,620,000 of interest income for the second quarter which was offset by a $3,221,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the second quarter of 2004 were $57,596,000 or 14.07% higher than in the same period of 2003. The average rate earned on assets decreased to 6.51% in the second quarter of 2004 from 8.00% for the same period in 2003, a decrease of 149 basis points.

Total interest expense for the three months ended June 30, 2004 decreased $28,000, or 1.81%, from the comparable period in the prior year. The decrease in the interest rate paid on deposits and borrowings, which declined 22 basis points, to 1.59% in the second quarter of 2004 from 1.81% in the second quarter of 2003, resulted in a reduction to interest expense of $650,000. This amount was offset by a $678,000 increase in the volume of these liabilities, which rose from an average of $342,678,000 in 2003 to $382,892,000 in 2004. The increase in volumes is primarily attributed to the increased borrowings in the third quarter 2003 utilized to partially fund the acquisition of additional available for sale investments.

Net interest income decreased $573,000, a decrease of 8.66% for the three months ended June 30, 2004 over the same period for 2003. The Company's small loan product impacted the growth in net interest income for the period. This product's contribution to net interest income decreased to $456,000 in the second three months of 2004 from $1,452,000 during the same period in 2003, a $996,000 or 69% decrease. The decrease in the product's contribution to net interest income can be attributed to a modification in the Company's Advance America agreement related specifically to loan originations in Alabama. As previously noted, effective July 11, 2003 the Company discontinued the origination of small loans in Alabama; Advance America paid the Company a fee equal to the loan fees that would have been received under its original agreement through October 31, 2003.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):

		2004			2003
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees) a	$377,088	$13,437	7.17%	$368,036	$15,671	8.54%
Federal funds sold	2,913	13	0.90%	5,941	30	1.01%
Investment securities b	80,114	1,674	4.20%	33,392	699	4.20%
Total earning assets
and interest income	$460,115	$15,124	6.61%	$407,369	$16,400	8.07%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$186,695	$(776)	0.83%	$160,235	$(749)	0.94%
Time deposits	113,638	(1,244)	2.20%	138,194	(1,680)	2.44%

Total interest bearing deposits	$300,333	$(2,020)	1.35%	$298,429	$(2,429)	1.63%
Other borrowings	80,706	(999)	2.48%	46,850	(739)	3.16%
Total interest bearing liabilities
and interest expense	$381,039	$(3,019)	1.59%	$345,279	$(3,168)	1.84%

Net interest income		$12,105			$13,232
Net interest margin as a percent
of average earning assets:			5.28%			6.51%

a Average loan balance includes non accrual loans. Interest income on non accrual loans has been included.

b The yield on investment securities is calculated using historical cost basis.

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

	2004 comparedto2003
	Increase
	(decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans c	$ 1,044	$ (3,278)	$ (2,234)
Federal funds sold and deposits in banks	(14)	(3)	(17)
Investment securities	975	- -	975
Total interest income	2,005	(3,281)	(1,276)
Interest paid on:
Savings, NOW and MMA	215	(188)	27
Time deposits	(279)	(157)	(436)
Other borrowings	692	(432)	260
Total Interest expense	628	(777)	(149)
Net interest income	$ 1,377	$ (2,504)	$(1,127)

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended June 30 (dollars in thousands):

		2004			2003
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees) d	$383,720	$6,786	7.11%	$365,572	$7,788	8.54%
Federal funds sold	4,381	11	1.01%	8,847	28	1.27%
Investment securities e	78,913	766	3.90%	34,999	348	3.99%
Total earning assets
and interest income	$467,014	$7,563	6.51%	$409,418	$8,164	8.00%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$193,158	$(413)	0.86%	$162,831	$(368)	.91%
Time deposits	110,797	(605)	2.19%	133,799	(801)	2.40%

Total interest bearing deposits	$303,955	$(1,018)	1.34%	$296,630	$(1,169)	1.58%
Other borrowings	78,937	(504)	2.56%	46,048	(381)	3.32%
Total interest bearing liabilities
and interest expense	$382,892	$(1,522)	1.59%	$342,678	$(1,550)	1.81%

Net interest income		$6,041			$6,614
Net interest margin as a percent
of average earning assets:			5.19%			6.48%

c Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

d Average loan balance includes nonaccrual loans. Interest income on nonaccrual loans has been included.

e The yield on investment securities is calculated using historical cost basis.

An analysis of the change in net interest income is as follows for the three months ended June 30 (dollars in thousands):

	2004 comparedto2003
	Increase
	(decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans f	$ 2,163	$ (3,165)	$ (1,002)
Federal funds sold and deposits in banks	(12)	(5)	(17)
Investment securities	469	(51)	418
Total interest income	2,620	(3,221)	(601)
Interest paid on:
Savings, NOW and MMA	158	(113)	45
Time deposits	(130)	(66)	(196)
Other borrowings	622	(499)	123
Total Interest expense	650	(678)	(28)
Net interest income	$ 1,970	$ (2,543)	$ (573)

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the three months ended June 30, 2004 was $461,000, or 18.82% less than the same period for 2003. This reduction can be attributed to a $678,000 or 68% reduction in mortgage loans sold. This decrease was anticipated and is attributed primarily to the increased interest rate negatively impacting activity in the mortgage refinance market.

The six months ending June 30, 2004 showed a decrease in non interest income of $1,200,000 or 25% compared to the previous year. This was due largely to a decrease in originations fees on mortgage loans sold of $1,198,000 or 65%.

Non-interest expense for the three months ended June 30, 2004 decreased by $528,000 or 9.34% over the same period in 2003. Salaries and employee benefits for the quarter ended June 30, 2004 decreased $258,000 or 8.68% compared to the same period in 2003. This expense reduction is primarily attributed to the expected decrease in mortgage commissions associated with reduced mortgage loans originated as previously discussed and a fewer number of employees. Other expenses for the quarter ended June 30, 2004 decreased $218,000 or 12.35% compared to the same period in 2003. The other expense decrease can be primarily attributed to a continued focus on expense control in 2004 and additional increased expenses in the second quarter 2003 approximating $200,000 associated with branding including the Company's name change to Venture Financial Group.

Non interest expense for the six months ending June 30, 2004 decreased $1,600,000 or 14% compared to the same period in 2003. This reduction is due to a decrease in salary and benefit expense of $614,000 resulting primarily from a reduction in mortgage commissions. In addition, the Company incurred $604,000 in marketing and branding costs in the first six months of 2003 not incurred in 2004.

Business Segment Reporting

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through its 20 offices in Washington State. The small loan division provides small, short-term consumer loans to customers in Arkansas and prior to July, 2003 in Alabama. Effective July 14, 2003 the Company discontinued originating small loans in Alabama. The Company continued to receive income comparable to the amount the Company would have received if it had continued to originate these loans in the State of Alabama. This income only continued through October 31, 2003 and accordingly is not included in the June 30, 2004 income numbers. In May 2004 the Company extended its agreement with Advance America to continue originating loans in Arkansas. The extended agreement expires May 2007.

The financial performance of the business lines is measured by the Company's profitability reporting process, which utilizes various management accounting techniques to more accurately reflect each business line's financial results.

f Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

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

Six months ended June 30, 2004	Community	Small
	Banking	Loans	Total
Net Interest income after provision for credit losses	$11,655	$668	$12,323
Non-interest income	3,633	0	3,633
Non-interest expense	9,783	42	9,825
Income taxes	1,741	213	1,954
Net Income	$3,764	$413	$4,177
Total assets	$517,161	$9,692	$526,853
Total Loans	$385,650	$3,142	$388,792

Six months ended June 30, 2003	Community	Small
	Banking	Loans	Total
Net Interest income after provision for credit losses	$10,231	$2,257	$12,488
Non-Interest income	4,628	11	4,639
Non-Interest expense	10,866	255	11,121
Income taxes	1,180	742	1,922
Net Income	$2,814	$1,271	$4,085
Total assets	$455,104	$20,564	$475,668
Total Loans	$359,066	$8,682	$367,748

Regulatory Developments

Three legislative and regulatory developments have and may continue to impact the operations and earnings generated by the small loan division.

In 2003 the Alabama legislature enacted the Deferred Presentment Services Act. The Act creates a regulatory framework within which licensed, non-bank lenders may now make small loans in Alabama. Due to changes in Alabama law, the Bank and Advance America terminated the original Marketing and Servicing Agreement effective July 11, 2003. The terms of the termination agreement include Advance America continuing to remit to the Bank a portion of the fees earned for the period July 11, 2003 through October 31, 2003, the termination date of the original agreement. The fee structure was established to keep the Bank financially whole as if the Bank had continued in the small loan program in Alabama through the original agreement termination date. The termination of this agreement has impacted loan interest income for the first six months of 2004.

The Washington State legislature in 2003 passed amendments to the Check Cashers and Sellers Act, the law that authorizes small loans in Washington. Among other changes, the amendments increase the maximum small loan amount from $500 to $700 (with lower fees allowed on any amounts over $500), allows borrowers to rescind a loan within one business day, and requires lenders to offer payment plans to certain repeat borrowers. To date this amendment has had minimal impact on operations and earnings. While these amendments could cause an increase in certain administrative expenses, we do not anticipate that they will have a material impact on our small loan operations.

The Federal Deposit Insurance Corporation (FDIC) in 2003 issued Guidelines for state chartered, nonmember banks that participate in small loan programs with third party contractors. The Guidelines cover safety and soundness considerations, including loan concentrations, capital adequacy, allowance for loan and lease losses, and loan classification guidelines. Compliance considerations, such as Community Reinvestment Act performance, Truth in Lending, and consumer privacy are also covered. The Guidelines allow examiners wide discretion to review and, where necessary, critique a bank's loan program based upon these considerations. Where serious deficiencies exist, the FDIC may order a bank to discontinue its small loan program. The Guidelines will certainly increase the regulatory scrutiny of the Bank's small loan program. While we do not believe that grounds exist for the FDIC to order the Bank to curtail or discontinue its small loan program, it is likely that the increased regulatory scrutiny will add to the Bank's compliance burdens and costs. It may also cause the Bank to evaluate the extent of its continued participation in the small loan business.

The Company continues to take steps to forestall any negative effect that may occur from these developments, including the discussions regarding providing small loan programs with Advance America and other small loan providers in other states and the introduction of replacement programs. While the Company believes it will be able to minimize any long-term negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful. The short-term impact of the Alabama legislation on the Company's earnings was previously discussed.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2003. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2003.

Interest Rate Gap Analysis June 30, 2004

		After One
	Within	But Within	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Loans	$ 159,678	$175,722	$51,773	$387,173
Securities:
Available for sale	487	13,233	57,933	71,653
Held to maturity	- -	504	- -	504
Interest bearing deposits in banks	5,575	- -	- -	5,575
Total Earning Assets	$ 165,740	$ 189,459	$109,706	$464,905
Deposits:
Savings, NOW and money market	$ 205,352	$ - -	$ - -	$205,352
Time deposits	64,743	40,535	- -	105,278
Short-term borrowings	33,115	- -	- -	33,115
Long-term debt	- -	23,000	19,589	42,589

Total Interest Bearing Liabilities	$ 303,210	$ 63,535	19,589	$386,334
Net Interest Rate Sensitivity Gap	($ 137,470)	$ 125,924	$ 90,117	$ 78,571

Item 4 Controls and Procedures

(a) Evaluation of Controls and Procedures.

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

 Item 2         Changes in Securities and Use of Proceeds

Share counts and per share data reflects a three for two stock dividend declared on April 24, 2004.
  (e)                Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
April 1, 2004 through
April 30, 2004	--	--	--	69,780

Month #2
May 1, 2004 through
May 31, 2004	50,000	$15.25	50,000	19,780

Month #3
June 1, 2004 through
June 30, 2004	9,859	$15.00	9,859	9,921

Total	59,859	$15.21	59,859	9,921

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date
February 19, 2003	March 5, 2003	131,370	August 19, 2004
June 18, 2003	June 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22, 2004	200,000	December 31, 2005
Total		612,500

Item 4 Submission of Matters to a Vote of Security Holders

Share counts and per share data reflects a three for two stock dividend declared on April 24, 2004.

(a)     The Company's Annual Shareholders' Meeting was held on May 6, 2004

(b)     Not Applicable

(c)     A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)     Election of two Directors for terms expiring in 2007 or until their successors have been elected and qualified.

Directors:

A. Richard Panowicz -
Votes Cast For:	5,077,338
Votes Cast Against:	- -
Votes Withheld:	156,316

Larry J. Schorno -
Votes Cast For:	5,078,409
Votes Cast Against:	- -
Votes Withheld:	155,245

(2) 2004 Stock Incentive Plan
Votes Cast For:	4,867,062
Votes Cast Against:	219,897
Abstentions:	146,695

(d)     None

Item 6     Exhibits and Reports on Form 8-K

(a)     Exhibits

                    The following exhibits are filed herewith, and this list constitutes the exhibit index:

                    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

                    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

                    32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2003

(b)     Reports on Form 8-K

Report filed April 27, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the first quarter 2004 Earnings Release and Cash Dividend.

Report filed May 11, 2004. The report included a press release announcing a three-for-two Stock dividend.

Report filed June 2, 2004. The report included a press release announcing an employment Agreement for Ken F. Parsons, Sr.

Report filed June 22, 2004. The report included a press release announcing a new Stock Repurchase Plan for Venture Financial Group.

Report filed June 24, 2004. The report included a press release announcing an agreement to sell seven of the company's branches.

Exhibit 31.1

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

Date: August 12, 2004                                               By: /s/ Ken F. Parsons, Sr.
                                                                                     Ken F. Parsons, Sr.
                                                                                     President, Chief Executive Officer

By: /s/ Catherine M. Reines
     Catherine M. Reines
     Chief Financial Officer

Exhibit 31.1

CERTIFICATION UNDER SECTION 312
OF SARBANES-OXLEY ACT OF 2003

I,Ken F. Parsons, Sr. certify that:

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

Date: August 12, 2004
/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 312
OF SARBANES-OXLEY ACT OF 2003

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

Date: August 12, 2004
/s/ Catherine M. Reines
Catherine M. Reines
Chief Financial Officer

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

August 12, 2004