Form 10-Q
period 2004-09-30
VENTURE FINANCIAL GROUP INC
filed 2004-11-15
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                X Yes ___ No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)         __Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Class	Outstanding at October 18, 2004
Common Stock	6,541,214

Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30	December 31
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$ 19,710	$ 19,048
Interest bearing deposits in banks	70	213
Federal funds sold	- -	5,530
Securities available for sale, at fair value	72,663	84,878
Securities held to maturity, at amortized cost	504	505
FHLB Stock	1,196	1,156
Trust preferred securities	589	- -
Loans held for sale	1,995	4,138

Loans	405,377	363,493
Allowance for credit losses	7,356	7,589
Net loans	398,021	355,904

Premises and equipment	12,934	12,112
Foreclosed real estate	1,052	1,996
Accrued interest receivable	1,910	1,824
Cash surrender value of life insurance	13,565	13,113
Intangible assets	11,625	11,597
Other assets	1,523	1,886

Total assets	$537,357	$513,900

Liabilities
Deposits:
Demand	$ 92,681	$ 81,344
Savings and interest bearing demand	204,642	182,545
Time deposits	100,727	118,334
Total deposits	398,050	382,223

Federal funds purchased	450	- -
Short term borrowing	46,026	34,394
Long term debt	34,589	42,000
Accrued interest payable	422	174
Other liabilities	5,137	6,436
Total liabilities	484,674	465,227

Stockholders' Equity
Common stock, (no par value); 10,000,000 shares authorized, shares issued and	23,966	25,289
outstanding: September 2004 - 6,541,063; December 2003 - 6,474,245
Retained earnings	28,307	23,254
Accumulated other comprehensive income, net of tax	410	130
Total stockholders' equity	52,683	48,673

Total liabilities and stockholders' equity	$537,357	$513,900

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003

Interest income
Loans	$7,358	$6,944	$20,795	$22,615
Federal funds sold and deposits in banks	8	30	22	60
Investments	793	545	2,466	1,244
Total interest income	8,159	7,519	23,283	23,919

Interest Expense
Deposits	1,060	1,116	3,080	3,545
Other	590	391	1,589	1,130
Total interest expense	1,650	1,507	4,669	4,675

Provision for credit losses	282	654	557	1,853

Net interest income after provision
For credit losses	6,227	5,358	18,057	17,391

Non-interest income
Service charges on deposit accounts	1,053	932	3,007	2,787
Mortgage loans sold	285	920	935	2,768
Other operating income	768	3,303	1,948	4,615
Total non-interest income	2,106	5,155	5,890	10,170

Non-interest expense
Salaries and employee benefits	3,027	3,198	8,624	9,409
Occupancy and equipment	885	813	2,603	2,531
Other expense	1,430	1,636	4,164	5,338
Total non-interest expense	5,342	5,647	15,391	17,278

Operating income before income taxes	2,991	4,866	8,556	10,283

Income taxes	804	1,571	2,571	3,252

Net income	$2,187	$3,295	$ 5,985	$ 7,031

Other comprehensive income, net of tax
Unrealized holding gains (losses) on securities
arising during the period	602	(443)	280	(297)

Comprehensive Income	$2,789	$2,852	$ 6,265	$ 6,734

Earnings per Share Data
Basic earnings per share	$ .34	$.51	$ .92	$ 1.07
Diluted earnings per share	$ .33	$.48	$ .90	$1.02
Dividends declared per share	$ 0.05	$ 0.05	$ 0.14	$ 0.11

Weighted average number of common shares	6,525,881	6,520,880	6,477,238	6,579,059
Weighted average number of common shares,
Including dilutive stock options	6,695,004	6,853,565	6,641,764	6,889,689

Return on average assets (annualized)	1.65%	2.71%	1.53%	1.98%
Return on average equity (annualized)	17.20%	28.20%	16.06%	20.54%

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2003 and 2004

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2002	$28,430	$15,246	$533	$44,209
Net income	- -	7,031	- -	7,031
Stock options exercised	1,429	- -	- -	1,429
Stock repurchased	(3,401)	- -	- -	(3,401)
Cash dividend ($0.11 per share)	- -	(743)	- -	(743)
Other comprehensive loss	- -	- -	(297)	(297)
Balance, September 30, 2003	$26,458	$21,534	$236	$48,228

Balance, December 31, 2003	$25,289	$23,254	$130	$48,673
Net income	- -	5,985	- -	5,985
Stock options exercised	1,456	- -	- -	1,456
Stock repurchased	(2,779)	- -	- -	(2,779)
Cash dividend ($0.14 per share)	- -	(932)	- -	(932)
Other comprehensive income	- -	- -	280	280
Balance, September 30, 2004	$23,966	$28,307	$410	$52,683

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30
	2004	2003

Cash Flows from Operating Activities
Net Income	$ 5,985	$ 7,031
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	557	1,853
Depreciation and amortization	1,174	1,101
Income from mortgage loans sold	(935)	(2,768)
Increase in cash surrender value of life insurance	(452)	(4,095)
Gain on sale of other real estate owned	- -	(2,606)
Other - net	109	1,615
Originations of loans held for sale	(29,002)	(113,523)
Proceeds from sales of loans held for sale	32,080	117,582
Net cash provided by operating activities	9,516	6,190

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	143	(909)
Net decrease in federal funds sold	5,530	3,400
Purchases of securities available for sale	(10,367)	(58,466)
Proceeds from maturities and prepayments of available-for-sale securities	22,291	4,838
Net (increase) decrease in loans	(43,148)	2,796
Proceeds from sale of other real estate	520	6,594
Additions to premises and equipment	(2,066)	(1,879)
Net cash used by investing activities	(27,097)	(43,626)

Cash Flows from Financing Activities
Net increase in deposits	15,827	881
Net increase in fed funds purchased	450	- -
Net increase in short-term borrowings	11,632	8,274
Sale of common stock	1,456	1,429
Repurchase of common stock	(2,779)	(3,401)
Net increase (decrease) in long-term borrowings	(7,411)	18,000
Payment of cash dividends	(932)	(743)
Net cash provided by financing activities	18,243	24,440

Net change in cash and due from banks	662	(12,996)

Cash and Due from Banks:
Beginning of period	19,048	30,965

End of period	$19,710	$17,969

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,421	$4,546
Taxes	3,045	2,188

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	280	(297)
Foreclosed real estate acquired in settlement of loans	(276)	4,986
Trust preferred securities	589	- -
Reclassification of long-term borrowings to short-term borrowings	8,000	- -

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including notes thereto, included in the Company's 2003 Annual Report to Shareholders. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004.

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

Stock Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements where the grant price is equal to market price. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

At September 30, 2004, the Company had one stock-based employee and director compensation plan. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net income, as reported	$2,187	$3,295	$5,985	$7,031
Less total stock-based compensation expense determined
under fair value method for all qualifying awards	46	33	184	131

Pro forma net income	$2,141	$3,262	$5,801	$6,900

Earnings per Share
Basic:
As reported	$.34	$.51	$.92	$1.07
Pro forma	.33	.50	.90	1.05
Diluted:
As reported	.33	.48	.90	1.02
Pro forma	.32	.48	.87	1.00

2. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic EPS computation	$ 2,187	$ 3,295	$ 5,985	$ 7,031
Numerator - Net Income

Denominator - Weighted Average
common shares outstanding	6,525,881	6,520,880	6,477,238	6,579,059

Basic EPS	$ .34	$ .51	$ .92	$ 1.07

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
Diluted EPS computation	$ 2,187	$ 3,295	$ 5,985	$ 7,031
Numerator - Net Income

Denominator - Weighted average	6,525,881	6,520,880	6,477,238	6,579,059
common shares outstanding

Effect of dilutive stock options	169,123	332,685	164,526	310,630

Weighted average common shares	6,695,004	6,853,565	6,641,764	6,889,689
and common stock equivalents

Diluted EPS	$ .33	$ .48	$ .90	$ 1.02

3. Issuance of Trust Preferred Securities

On April 10, 2003 the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used for general Company purposes, including utilization in the stock repurchase program and potentially to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. In accordance with FASB Interpretation No. 46 Consolidation of Variable Interest Entities, the wholly owned subsidiary trust is deconsolidated for purposes of reporting in the Consolidated Financial Statements. The Company will be able to recognize a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-quarter of total capital adjusted for accumulated other comprehensive income, will qualify as Tier 1 capital.

4. Three-for-Two Stock Dividend

On April 24, 2004 the Company's Board of Directors approved and the Company affected a three-for-two stock dividend paid to all shareholders of record as of May 16, 2004.

5. Subsequent Event-Sale of Seven Branches

On June 24, 2004 the Company entered into agreement to sell seven of its branches. This transaction closed on October 8, 2004. Of the seven branches, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. Deposits transferred totaled $88 million. The Company retained all loans originated through the seven branches. The Company will benefit from an estimated $4 million net gain on the sale with an anticipated accretion to annual earnings per share of $0.10 going forward.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries' operating results and financial condition for the three and nine months ended and as of September 30, 2004. When warranted, comparisons are made to the same period in 2003, and to the previous year ended December 31, 2003. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2003, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

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

Such risks and uncertainties with respect to the Company include, among others, those related to the general economic environment, particularly in the region in which the Company operates, competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits, loss of customers of greatest value to the Bank, litigation or other losses, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements, changes in prevailing interest rates that could lead to decreased net interest margin, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, changes in technology or required investments in technology, and the availability of and costs associated with sources of liquidity. Other specific risks in this report include the expected accretion realized from the sale of the seven branches as of October 8, 2004.

Financial Condition

General
The Company's consolidated assets at September 30, 2004 totaling $537,357,000 represents a 4.6% or $23,457,000 increase from December 31, 2003 assets totaling $513,900,000. These increases are represented primarily by a $41,884,000 or 11.5% increase in loans. This increase was partially offset by a $12,215,000 or 14.4% decrease in securities available for sale and a $5,530,000 decrease in fed funds sold. Other assets were largely unchanged.

Loans and loans held for sale
As previously noted, loans have increased $41,884,000 as of September 30, 2004 compared to December 31, 2003. Loan growth continues to be attributed to an improved economy. In addition, management believes the rebranding effort that transpired in 2003, including the name change to Venture Bank, has created a renewed awareness providing the Bank more lending opportunities. Growth has been focused in the commercial, commercial real estate and real estate construction portfolios.

Loans held for sale decreased $2,143,000 to $1,995,000 as of September 30, 2004. The reduction in this balance was expected and is attributed to the rising interest rates which have impacted the mortgage refinance market. In response to the reduced activity, management reallocated staffing in the Bank's mortgage department in the first quarter.

The composition of the loan portfolio was as follows (dollars in thousands):

	September 30	December 31
	2004	2003
Commercial	$ 56,381	$ 52,515
Real Estate
Commercial	239,618	211,541
Mortgage	9,847	9,545
Construction	90,185	79,788
Consumer	5,852	6,946
Small Loans	3,494	3,158
Total Loans	$405,377	$363,493

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2003 by $527,000 as shown in the following table of non-performing assets (dollars in thousands):

	September 30	December 31
	2004	2003
Non-accrual loans	$ 1,677	$ 2,204
Accruing loans past due 90 days or more	2	2
Foreclosed real estate	1,052	1,996
Other assets	7	3
	$ 2,738	$ 4,205

The percentage of non-performing loans to total loans decreased to 0.41% on September 30, 2004 from 0.60% on December 31, 2003. Non-accrual loans decreased $527,000 during the first nine months of 2004, while foreclosed real estate and other assets decreased $944,000 during the same period. The reduction in non-accrual loans and foreclosed real estate continues to be attributed to the Company's attention to non-performing assets.

Allowance for Credit Losses
The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at September 30, 2004 the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. State and federal regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses decreased $233,000 for the first nine months of 2004, with the ratio of the allowance for credit losses to loans at 1.81% on September 30, 2004 compared to 2.06% on December 31, 2003. During the first nine months, an additional $557,000 was reserved for potential losses, and net charge-offs were $790,000, or 0.002% of the loan portfolio. Gross charge-offs consisted primarily of small loan charge-offs in the amount of $754,000 and one foreclosed real estate property write down in the amount of $491,000. The Company had fully reserved for the foreclosed real estate charge-off. These charge offs were partially offset by $349,000 recovery on small loans and a $267,000 recovery on one loan previously charged off in 1999. The allowance for credit losses to nonperforming loans was 438% on September 30, 2004, compared to 344% on December 31, 2003. Due to the recovery previously discussed and the improved condition of the overall loan portfolio, Management anticipates additional provisions for the general loan portfolio during 2004 will be significantly reduced compared to 2003.

Investment Portfolio
Investment securities decreased $12,215,000, or 14.4% during the first nine months of 2004 to a total of $72,663,000. The decrease in securities available for sale is primarily attributed to principal reductions on mortgage backed securities and agency securities called. Cash received from these investments was partially redirected into the Bank's loan portfolio. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Premises and equipment
The increase in Premises and equipment is attributed to the purchase of a building in South King County for $1,100,000; the transaction closed on June 11, 2004. This building will be utilized as a full service financial center and is tentatively scheduled to open fourth quarter 2004.

Deposits and Borrowings
Total deposits increased $15,827,000 or 4.1% in the nine months ended September 30, 2004 to $398,050,000. Savings and interest-bearing deposit accounts and non-interest bearing demand increased $33,434,000 or 12.7% while time deposits decreased $17,607,000 or 14.9% . In an effort to shift the deposit base toward savings and demand deposit accounts, Management continues to implement programs which encourage growth in these products. Fluctuations in long term and short term borrowings resulted primarily from a reclassification of $8,000,000 in long term debt to short term due to the long term debt maturing within one year or less.

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 2004 cash, deposits in banks, federal funds sold and securities available for sale totaled $92,443,000. External sources refer to the ability to access new borrowings and capital. They include increasing savings and demand deposits, federal funds purchased, borrowings, and the issuance of capital and debt securities. At September 30, 2004 borrowing lines of credit totaled $63,390,000. These credit facilities are being used regularly as a source of funds. At September 30, 2004 $10,000,000 was borrowed against these lines of credit in the form of long term advances and $450,000 in the form of short term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2004 contributed $9,516,000 to liquidity compared to $6,190,000 for the nine months ended September 30, 2003. The majority of the cash provided from operating activities for the first nine months of 2004 was contributed from net income and net loans held for sale in the amount of $3,078,000. Cash flow from investing activity used cash of $27,097,000 for the nine months ended September 30, 2004 compared to $43,626,000 for the same period in 2003. Cash used to fund investing activities during the first nine months of 2004 included an increase in net loans of $43,148,000, the purchase of securities available for sale of $10,367,000 and addition of premises and equipment of $2,066,000. The addition to premises and equipment is comprised primarily of the Bank's purchase of its first King County financial center to open later in 2004. Certain investment activities also provided cash during the first nine months including $5,530,000 from a reduction in federal funds sold and $22,291,000 from cash paydowns on mortgage back securities and securities called. Cash flow from financing activities provided cash of $18,243,000 as of September 30, 2004 compared to $24,440,000 during the same period in 2003. The substantial majority of cash provided came from the increase in net deposits of $15,827,000, an increase in short term borrowings of $3,632,000 and the sale of common stock in the amount of $1,456,000. These monies were partially used to fund financing activities including the repurchase of common stock in the amount of $2,779,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On December 11, 2002 the Company's board of directors authorized the repurchase of 198,000 shares over a three month period. At the expiration of the plan on March 11, 2003 a total of 104,358 shares had been repurchased for a total of $1,174,792. On February 19, 2003, September 18, 2003 and October 15, 2003 the Company's board of directors authorized 131,370, 56,130, and 225,000 shares, respectively, be added to the stock repurchase program. Under this program the Board authorized the purchase of a total of 412,500 of the Company's common stock or approximately 4% of the total common shares currently outstanding. As of September 30, 2004 the Company had repurchased all 412,500 shares at a cost of $5,878,490.

On June 16, 2004 the Company's board of directors authorized 200,000 shares for a stock repurchase program or approximately 3%. This plan commenced on July 1, 2004 and has an expiration date of December 31, 2005. As of September 30, 2004 the Company had repurchased 36,442 under this plan at a cost of $552,751.

On October 8, 2004 the Company sold seven of its branches located in three counties to Timberland Bank. These branches had deposit balances of $88,000,000. The transaction included the sale of certain real estate and personal property and the assumption by Timberland of deposits at these branches. No loans or investment service products were transferred. Upon closing, the Company remitted to Timberland approximately $78,000,000 representing the amount of deposits assumed net of the price of the assets transferred and the premium paid by Timberland for such deposits. The Company funded the payment at the time of closing from short term borrowings with the Federal Home Loan Bank.

Management believes that the Company's liquidity position at September 30, 2004 was, and following the transfer of the deposits, remains adequate to fund ongoing operations.

Capital
Consolidated capital of the Company increased $4,010,000 or 8.24% during the first nine months of 2004. The net income for the first nine months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $1,456,000. Capital decreases were the result of $2,779,000 in stock being repurchased and quarterly cash dividends paid to shareholders totaling $932,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 2004 the Company's leverage ratio was 11.41%, compared to 10.70% at year-end 2003. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 2004 the Company's Tier I capital ratio was 11.01%, and total capital was 12.56% . At December 31, 2003 the Company's Tier I capital ratio was 11.20% and the total capital ratio was 13.04% .

Issuance of Trust Preferred Securities

On April 10, 2003 the Company completed an offering of trust preferred securities and received net proceeds of approximately $5,910,000. The proceeds are being used for general Company purposes, including utilization in the stock repurchase program and potentially to provide additional capital to Venture Bank. Trust preferred securities consist of the issuance of subordinated debt securities to a wholly owned subsidiary business trust, which then issues preferred stock to investors. In accordance with FASB Interpretation No. 46 Consolidation of Variable Interest Entities, the wholly owned subsidiary trust is deconsolidated for purposes of reporting in the Consolidated Financial Statements. The Company recognizes a deduction of the interest cost for income tax purposes, while the net proceeds, up to one-quarter of total capital adjusted for accumulated other comprehensive income, qualifies as Tier 1 capital.

Results of Operations

General

Net income for the nine months ended September 30, 2004 decreased 14.88% to $5,985,000 compared to $7,031,000 for the same period in 2003. The decrease in net income is attributed primarily to a $1,400,000 one time gain on the sale of real estate recorded in September, 2003. Excluding this gain from the year to date September 2003 numbers, net income increased 15% over the prior year adjusted balance. The increase in net income can be attributed to an increase in investment interest income, a reduction in the provision for credit losses and a decrease in other non-interest expenses. This positive impact to net income was offset by a reduction in loan and fee income due to the Company discontinuing origination of small loans in Alabama in July 2003 and a decrease in income on mortgage loans sold due to a reduction in the origination of mortgage refinance transactions.

Interest income for the nine months ended September 30, 2004 decreased $636,000, or 2.66%, from the same period in the prior year. Increased volume of earning assets provided an additional $2,735,000 of interest income for the first nine months which was offset by a $3,371,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the first nine months of 2004 were $50,870,000 or 12.25% higher than in the same period of 2003. The average rate earned on assets decreased to 6.67% for the first nine months of 2004 from 7.67% for the same period in 2003, a decrease of 100 basis points.

Total interest expense for the nine months ended September 30, 2004 decreased $6,000, or 0.13%, from the comparable period in the prior year. The decrease in the interest rate paid on deposits and borrowings, which declined 17 basis points, to 1.62% in the first nine months of 2004 from 1.79% for the same period of 2003, resulted in a reduction to interest expense of $501,000. This amount was offset by a $495,000 increase attributed to the volume of these liabilities, which rose from an average of $348,425,000 in 2003 to $382,823,000 in 2004. The increase in volumes is primarily attributed to the increased borrowings in the third quarter 2003 utilized to partially fund the acquisition of additional available for sale investments.

Net interest income decreased $630,000, a decrease of 3.27% for the nine months ended September 30, 2004 over the same period for 2003. The Company's small loan product impacted the growth in net interest income for the period. This product's contribution to net interest income decreased to $1,400,000 in the first nine months of 2004 from $3,462,000 during the same period in 2003, a $2,062,000 or 60% decrease. The decrease in the product's contribution to net interest income can be attributed to a modification in the Company's Advance America agreement related specifically to loan originations in Alabama. Effective July 11, 2003 the Company discontinued the origination of small loans in Alabama; Advance America paid the Company a fee equal to the loan fees that would have been received under its original agreement through October 31, 2003.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 85 basis points to 5.32% from 6.17% in the first nine months of 2004 compared to the same period in 2003.

Net income for the three months ended September 30, 2004 decreased 33.63% to $2,187,000, compared to $3,295,000 for the same period in 2003. The decrease in net income can be primarily attributed to the one time gain on the sale of real estate of $1,400,000 recorded in July 2003. Excluding the 2003 one time gain, third quarter adjusted net income would have increased $292,000 or 15.41% . The increase in net income can be attributed to an increase in loan and fee income and investment income in the amount of $414,000 and $249,000, respectively. Loan and investment volume increases produced greater income numbers. In addition, non-interest expense due to continued focus on cost control is $305,000 lower quarter over quarter. This increase in income was offset by a decrease in mortgage loans sold income to $285,000 from $920,000 during the same period in the previous year. This decrease was expected and is a direct reflection of the reduction in 1-4 family refinance activity.

Interest income for the three months ended September 30, 2004 increased $640,000, or 8.51%, from the same period in the prior year. Increased volume of earning assets provided an additional $1,866,000 of interest income for the third quarter which was offset by a $1,226,000 reduction in interest income due to the reduced earnings rate of these assets. Average earning assets for the third quarter of 2004 were $46,918,000 or 10.96% higher than in the same period of 2003. The average rate earned on assets decreased to 6.83% in the third quarter of 2004 from 6.97% for the same period in 2003, a slight decrease of 14 basis points.

Total interest expense for the three months ended September 30, 2004 increased $143,000, or 9.49%, from the comparable period in the prior year. The average interest rate paid was unchanged for the quarters ended September 30, 2004 and 2003. The volume of these liabilities, which rose from an average of $353,666,000 in 2003 to $386,348,000 in 2004, produced additional interest expense of $122,000. The increase can be attributed to the increased borrowings in the third quarter 2003 utilized to partially fund the acquisition of additional available for sale investments.

Net interest income increased $497,000, an increase of 8.27% for the three months ended September 30, 2004 over the same period for 2003.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

		2004			2003
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees) a	$383,705	$20,795	7.24%	$365,539	$22,615	8.24%
Federal funds sold	2,693	20	0.99%	8,372	59.94%
Investment securities b	79,905	2,468	4.13%	41,522	1,245	3.99%
Total earning assets
and interest income	$466,303	$23,283	6.67%	$415,433	$23,919	7.67%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$193,192	$(1,253)	0.86%	$164,811	$(1,109)	0.90%
Time deposits	110,186	(1,827)	2.21%	134,497	(2,436)	2.41%

Total interest bearing deposits	$303,378	$(3,080)	1.35%	$299,308	$(3,545)	1.58%

Other borrowings	79,445	(1,589)	2.66%	49,117	(1,130)	3.06%
Total interest bearing liabilities
and interest expense	$382,823	$(4,669)	1.62%	$348,425	$(4,675)	1.79%

Net interest income		$18,614			$19,244

Net interest margin as a percent
of average earning assets:			5.32%			6.17%

An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

	2004 compared to 2003
	Increase
	(decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans c	$ 1,598	$ (3,418)	$ (1,820)
Federal funds sold and deposits in banks	(44)	5	(39)
Investment securities	1,181	42	1,223
Total interest income	2,735	(3,371)	(636)

a Average loan balance includes non accrual loans. Interest income on non accrual loans has been included.
b The yield on investment securities is calculated using historical cost basis.
c Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

Interest paid on:
Savings, NOW and MMA	207	(63)	144
Time deposits	(415)	(194)	(609)
Other borrowings	703	(244)	459
Total Interest expense	495	(501)	(6)
Net interest income	$ 2,240	$ (2,870)	$(630)

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended September 30 (dollars in thousands):

		2004			2003
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees) d	$396,796	$7,358	7.38%	$360,625	$6,944	7.64%
Federal funds sold	2,259	7	1.23%	13,155	30.90%
Investment securities e	75,939	794	4.16%	54,296	545	3.98%
Total earning assets
and interest income	$474,994	$$8,159	6.83%	$428,076	$7,519	6.97%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$206,046	$(477)	0.92%	$173,813	$(360)	.82%
Time deposits	103,352	(583)	2.24%	127,223	(756)	2.36%

Total interest bearing deposits	$309,398	$(1,060)	1.36%	$301,036	$(1,116)	1.47%

Other borrowings	76,951	(590)	3.04%	52,630	(391)	2.95%
Total interest bearing liabilities
and interest expense	$386,349	$(1,650)	1.69%	$353,666	$(1,507)	1.69%

Net interest income		$6,509			$6,012

Net interest margin as a percent
of average earning assets:			5.44%			5.57%

An analysis of the change in net interest income is as follows for the three months ended September 30 (dollars in thousands):

	2004 compared to 2003
	Increase
	(decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans f	$ 1,718	$ (1,304)	$ 414
Federal funds sold and deposits in banks	(76)	53	(23)
Investment securities	224	25	249
Total interest income	1,866	(1,226)	640

d Average loan balance includes nonaccrual loans. Interest income on nonaccrual loans has been included.
e The yield on investment securities is calculated using historical cost basis.
f Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

Interest paid on:
Savings, NOW and MMA	72	45	117
Time deposits	(136)	(37)	(173)
Other borrowings	186	13	199
Total Interest expense	122	21	143
Net interest income	$ 1,744	$ (1,247)	$ 497

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the three months ended September 30, 2004 was $3,049,000, or 59.15% less than the same period for 2003. This reduction can be attributed to a $2,100,000 gain on the sale of real estate, a $635,000 or 69% reduction in mortgage loans sold and a reduction of $600,000 in fee income recorded in the third quarter of 2003 related to discontinued small loan originations in Alabama not recorded in 2004. This decrease in mortgage loan sold income was anticipated and is attributed primarily to the increased interest rate negatively impacting activity in the mortgage refinance market.

The nine months ending September 30, 2004 showed a decrease in non-interest income of $4,280,000 or 42.08% compared to the previous year. This was due largely to a decrease in origination fees on mortgage loans sold of $1,833,000 or 66.22% and the gain on the sale of real estate and discontinued small loan originations discussed above.

Non-interest expense for the three months ended September 30, 2004 decreased by $305,000 or 5.40% over the same period in 2003. Salaries and employee benefits for the quarter ended September 30, 2004 decreased $171,000 or 5.35% compared to the same period in 2003. This expense reduction is primarily attributed to the expected decrease in mortgage commissions associated with reduced mortgage loans originated as previously discussed. Other expenses for the quarter ended September 30, 2004 decreased $206,000 or 12.59% compared to the same period in 2003. The other expense decrease can be primarily attributed to a continued focus on expense control in 2004.

Non-interest expense for the nine months ending September 30, 2004 decreased $1,887,000 or 10.92% compared to the same period in 2003. This reduction is due to a decrease in salary and benefit expense of $785,000 resulting primarily from a reduction in mortgage commissions. In addition, the Company incurred $604,000 in marketing and branding costs in the first nine months of 2003 not incurred in 2004.

Business Segment Reporting

The Company is managed along two major lines of business; business banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Business banking consists of all lending, deposit and administrative operations conducted through its 20 offices in Washington State. The small loan division provides small, short-term consumer loans to customers in Arkansas and prior to July, 2003 in Alabama. Effective July 14, 2003 the Company discontinued originating small loans in Alabama but through October 31, 2003 continued to receive income comparable to the amount the Company would have received if it had continued to originate these loans in the State of Alabama. Income in 2004 in the small loan division only reflects lending activity in Arkansas. In May 2004 the Company extended its agreement with Advance America to continue originating loans in Arkansas. The extended agreement expires May 2007.

The financial performance of the business lines is measured by the Company's profitability reporting process, which utilizes various management accounting techniques to more accurately reflect each business line's financial results. Revenues and expenses are primarily assigned directly to business lines. The organizational structure of the Company is not necessarily comparable with other companies. As such, the Company's business line performance may not be directly comparable with similar information from other financial institutions. Selected comparative financial information for business banking and the small loan division, which are included in the overall financial results, as of and for the nine months ended September 30, are as follows (dollars in thousands):

Nine months ended September 30, 2004	Business	Small
	Banking	Loans	Total
Net Interest income after provision for credit losses	$17,953	$893	$18,846
Non-interest income	5,507	(17)	5,490
Non-interest expense	14,811	84	14,895
Income taxes	2,563	269	2,832
Net Income	$6,086	$523	$6,609
Total assets	$526,987	$9,383	$536,370
Total Loans	$403,843	$3,494	$407,337

Nine months ended September 30, 2003	Business	Small
	Banking	Loans	Total
Net Interest income after provision for credit losses	$15,548	$2,554	$18,102
Non-Interest income	9,701	581	10,282
Non-Interest expense	16,945	316	17,261
Income taxes	2,747	836	3,583
Net Income	$5,557	$1,983	$7,540
Total assets	$500,284	$6,336	$506,620
Total Loans	$359,401	$2,663	$362,064

Regulatory Developments

Three legislative and regulatory developments have and may continue to impact the operations and earnings generated by the small loan division.

In 2003 the Alabama legislature enacted the Deferred Presentment Services Act. The Act creates a regulatory framework within which licensed, non-bank lenders may now make small loans in Alabama. Due to changes in Alabama law, the Bank and Advance America terminated the original Marketing and Servicing Agreement effective July 11, 2003. The terms of the termination agreement include Advance America continuing to remit to the Bank a portion of the fees earned for the period July 11, 2003 through October 31, 2003, the termination date of the original agreement. The fee structure was established to keep the Bank financially whole as if the Bank had continued in the small loan program in Alabama through the original agreement termination date. The termination of this agreement has impacted loan interest income for the first nine months of 2004.

The Washington State legislature in 2003 passed amendments to the Check Cashers and Sellers Act, the law that authorizes small loans in Washington. Among other changes, the amendments increased the maximum small loan amount from $500 to $700 (with lower fees allowed on any amounts over $500), allows borrowers to rescind a loan within one business day, and requires lenders to offer payment plans to certain repeat borrowers. To date this amendment has had minimal impact on our operations and earnings. While these amendments could cause an increase in certain administrative expenses, we do not anticipate that they will have a material impact on our small loan operations.

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

Item 3 Quantitative and Qualitative Disclosure About Market Risk

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2003. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2003.

Interest Rate Gap Analysis
September 30, 2004

			After One
	Within		But Within		After
(dollars in thousands)	One Year		Five Years		Five Years	Total

Loans	$182,568		$171,808		$51,319	$405,695
Securities:
Available for sale	1,798		12,242		55,474	69,514
Held to maturity	- -		504		- -	504
Interest bearing deposits in banks	70		- -		- -	70
Total Earning Assets	$184,436		$184,554		$106,793	$475,783

Deposits:
Savings, NOW and money market	$204,642	$	- -	$	- -	$204,642
Time deposits	62,702		38,025		- -	100,727
Fed funds purchased	450		- -		- -	450
Short term borrowings	46,026		- -		- -	46,026
Long term debt	- -		15,000		19,589	34,589

Total Interest Bearing Liabilities	$313,820		$53,025		19,589	$386,434

Net Interest Rate Sensitivity Gap	$(129,384)		$131,529		$87,204	$89,349

Item 4 Controls and Procedures

(a) Evaluation of Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures in accordance with Rule 13a-14 under the Securities Exchange Act of 1934 as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Share counts and per share data reflects a three-for-two stock dividend declared on April 24, 2004.

(e) Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased
Month #1
July 1, 2004 through
July 31, 2004	46,288	$15.23	46,288	163,636

Month #2
August 1, 2004 through
August 31, 2004	- -	- -	- -	163,636

Month #3
September 1, 2004
through	78	$16.00	78	163,558
September 30, 2004
Total	46,366	$15.23	46,366	163,558

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date
February 19, 2003	March 5, 2003	131,370	August 19,2004
September 18, 2003	September 24, 2003	56,130	December 18,2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22, 2004	200,000	December 31,2005
Total		612,500

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith, and this list constitutes the exhibit index:

3.1    Second Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company Quarterly Report on Form 10-Q filed November 14, 2003.

3.2    Bylaws, incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001.

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32     Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2003

(b) Reports on Form 8-K

Report filed July 23, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the second quarter 2004 Earnings Release and Cash Dividend.

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

Date: November 12, 2004	By: /s/ Ken F. Parsons, Sr.
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

Date: November 12, 2004                                                                     /s/ Ken F. Parsons, Sr.
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

Date: November 12, 2004                                                                     /s/ Catherine M. Reines
                                                                                                         Catherine M. Reines
                                                                                                         Chief Financial Officer

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

November 12, 2004