Form 10-K
period 2004-12-31
VENTURE FINANCIAL GROUP INC
filed 2005-03-28
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

                                                                                               Yes               No       X

There is no active trading market for the Registrant's voting common equity. The Registrant's voting common stock is not listed on any exchange or quoted on Nasdaq. The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2004 (the last business day of the most recent second quarter), was $66,268,499 (based on the last sale of $15.50 per share on June 30, 2004).

The number of shares of no par value Common Stock outstanding as of March 24, 2005, was 6,520,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the "Proxy Statement") for use in connection with the Annual Meeting of Shareholders to be held on May 5, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

	Venture Financial Group, Inc.
	FORM 10-K
	FOR THE YEAR ENDED DECEMBER 31, 2004
	TABLE OF CONTENTS

	PART I

ITEM 1.	BUSINESS	Page
General		3
Competition		4
Market Area		5
Employees		5
Supervision and Regulation		5

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

	PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11

ITEM 6.	SELECTED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	13
Forward-Looking Information		13
Critical Accounting Policies and Estimates		13
Performance Overview		14
Results of Operations		14
Liquidity and Financial Condition		17
Capital Resources		23

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26
Reports of Independent Auditors		26
Financial Statements		28
Notes to Financial Statements		35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	68

ITEM 9A.	CONTROLS AND PROCEDURES	68

ITEM 9B.	OTHER INFORMATION	68
	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
	SECTION 16(a) OF THE EXCHANGE ACT	68

ITEM 11.	EXECUTIVE COMPENSATION	68

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
	RELATED STOCKHOLDER MATTERS	68

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	69

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	69

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	69
Signatures		70
Exhibit Index		71

PART I

ITEM 1 - BUSINESS

General

Venture Financial Group, Inc. ("VFG" or "the Company"), formerly known as First Community Financial Group, was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a bank holding company. The Company changed its name to First Community Financial Group, Inc. in July 1992 and again in May 2003 to Venture Financial Group, Inc. In 1984, pursuant to a plan of reorganization, VFG acquired the stock of First Community Bank of Washington, and in May 2003 the bank changed its name to Venture Bank ("VB" or "Bank"). The Bank, organized in 1979, is a Washington state-chartered banking corporation. The principal offices of VFG and Venture Bank are located in Lacey, Washington. References to "we", "us", or "our" refer to VFG.

The Company expanded solely through internal growth until 1993 when it began a series of acquisitions to more rapidly expand its market area and to achieve greater economies of scale.

Acquisition	Year Completed

Citizens First Bank	1993
Northwest Community Bank	1995
Prairie Security Bank	1997
Wells Fargo Bank - Four Financial Centers	1997
Harbor Bank, N.A.	2002

On October 1, 2002, the Company completed the acquisition of Harbor Bank, National Association ("Harbor Bank") pursuant to an Agreement and Plan of Merger under the terms of which Harbor Bank merged with and into the Bank. Harbor Bank shareholders received $10.75 in cash for each share of Harbor Bank common stock outstanding as of the effective date of the merger. The total estimated value of the acquisition was approximately $7 million. The acquisition was financed out of existing capital, including the proceeds of a $13 million offering of Junior Subordinated Debentures completed in July 2002. For additional information regarding Junior Subordinated Debentures, see "Item 7-Management's Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition." The Harbor Bank acquisition added two financial centers in Gig Harbor, Washington.

In addition to growth by acquisition, during the past five years we have opened financial centers in the following areas:

  Hawks Prairie area of Lacey (2000)
  Meridian-Puyallup (2001)
  West Olympia (2001)
  Downtown Tacoma (2001)
  Kent (2004)

In September 2003, the Bank consolidated two Puyallup financial centers into one financial center located in the South Hill area.

In April 2004, the Bank acquired Washington Asset Management Tacoma, LLC, a financial services and wealth management company. The acquired firm was consolidated with the Bank's existing Investment Services Department and Venture Wealth Management, a wholly owned subsidiary of Venture Bank, was formed. Venture Wealth Management is headquartered in Downtown Tacoma.

In October 2004, the Bank sold seven of its financial centers. These financial centers were located in Grays Harbor (Aberdeen, Elma, Montesano, and Hoquiam), Lewis (Toledo, Winlock) and Thurston (Panorama City) Counties. We sold $88 million in deposits and $1.8 million in real estate, furniture and fixtures, and recorded a $5.2 million gain on the sale of deposits, and a $200,000 gain on the sale of real estate, furniture and fixtures.

In October 2004, the bank agreed to lease land in Lakewood for a financial center scheduled to open in the third quarter 2005.

In December 2004, the Bank opened its first South King County financial center located in the Kent East Hill area.

The Bank primarily focuses on business and commercial real estate lending, which represent approximately 90% of the Bank's loan profit. The Bank provides a full range of banking services including:

  savings and checking accounts,
  time deposits,
  consumer installment loans,
  mortgage and commercial lending,
  safe deposit facilities, and
  electronic banking via ATMs, Internet and telephone.

We offer a broad range of investment services to our consumer and commercial customers, including retirement and estate planning, profit sharing plans and the sale of non-deposit investment products, through Venture Wealth Management.

Small Loan Segment

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

The Company has taken steps to forestall any negative effect that may have occurred from these developments, including expansion of core banking operations. Small loan income lost in 2004 from discontinued operation in Alabama was offset with increased investment and loan interest income.

The agreement with Advance America for Arkansas is immediately terminable if any bank regulatory agency with jurisdiction over the Bank or the Company determines that the Bank's performance of the agreements is unlawful or an unsafe or unsound practice. On March 2, 2005, the Federal Deposit Insurance Corporation ("FDIC"), our primary regulator, issued revised payday lending guidelines. The full text of such guidelines is available on the FDIC website at http://www.fdic.gov/ . Payday loans are funded by the Bank in the State of Arkansas for amounts between $100 and $700 and are short-term (30 days or less), unsecured loans, generally with high interest rates, that borrowers promise to repay out of their next paycheck. We have offered payday loans in Arkansas since April 2001 and we will be affected by the revised guidelines. Financial highlights on this segment of the Company are found in Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 21-Business Segment Information to the Company's consolidated financial statements. The federal bank regulators' perspective on payday lending is generally described below in the section titled, "Business - Supervision and Regulation-Federal and State Regulation of Venture Bank".

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other commercial banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is significantly affected by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of financial center locations (with statewide financial center networks), higher lending limits, and a variety of services not offered by the Bank. The Bank has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers, as impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of the Bank's target customers. Over the past few years, numerous "community" banks have been formed or moved into the Bank's market areas and have developed a similar focus. This growing number of similar banks and an increased focus by larger institutions on the Bank's market segments in response to declining market perception or market share has led to intensified competition.

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

Market Area

The Bank engages in general banking business through 14 offices in Thurston, Lewis, Pierce and King Counties, Washington. All four counties experienced a stable economic environment in 2004. Thurston County's growth, although minimal, has been spurred by increased government employment and several larger companies moving into the County.

Lewis County has experienced flat growth and derives the majority of its economic livelihood from Thurston County and more specifically the government jobs centered in Olympia.

Pierce County is well diversified with the principal industries being shipping (via the Port of Tacoma), military employment at Fort Lewis and McCord Air Force Base, and forest products.

King County is very well diversified with a strong industrial and service industry base, the Port of Seattle, Seattle-Tacoma International airport, and as the headquarters for Costco, Microsoft, and Starbucks.

Employees

VFG and its subsidiaries employed a total of 205 employees, consisting of 175 full time and 30 part time employees at December 31, 2004. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan, deferred compensation plans, and a stock incentive plan. Such employees are not represented by a union organization or other collective bargaining group, and management considers relations with employees to be very good.

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
  imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non- GAAP) disclosures;
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

As an SEC reporting company, we are subject to the Act's requirements. We are in the process of complying with the Act and related rules and regulations issued by the SEC. At the present time the Company anticipates that it will incur additional expense as a result of the Act, but it is not expected that such compliance will have a material impact on business.

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

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a financial center or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit must be made on substantially the same terms as comparable transactions with other customers and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

The Office of the Comptroller of the Currency (OCC), the primary federal regulator of national banks, the Office of Thrift Supervision (OTS), the primary regulator of federal savings banks and the Federal Reserve Bank (FRB), the primary regulator of federal reserve member banks, have increased their scrutiny of banks involved in payday lending. Published regulatory guidance indicates that regulators are concerned about potential risks to banks, including strategic, reputation, compliance, transaction, and credit risks. Management is expected to measure, monitor and establish controls to manage these risks and to avoid taking risks that threaten the safety and soundness of the Bank. The OCC, OTS, and FRB, will enforce these expectations through the examination process and have the power to order banks under their jurisdiction to discontinue their participation in payday lending. The OCC and FRB have ordered banks they regulate to discontinue their payday lending operations. On March 2, 2005, the Federal Deposit Insurance Corporation ("FDIC"), our primary regulator, issued revised payday lending guidelines. The full text of such guidelines is available on the FDIC website at http://www.fdic.gov/ . Payday loans are funded by the Bank in the State of Arkansas for amounts between $100 and $700 and are short-term (30 days or less), unsecured loans, generally with high interest rates, that borrowers promise to repay out of their next paycheck. We have offered payday loans in Arkansas since April 2001 and we will be affected by the revised guidelines.

Management believes that the Bank has taken appropriate steps to manage and control the risks of its payday lending activities consistent with currently applicable regulatory guidance. However, there can be no assurance that the Bank's regulators would not seek to restrict or terminate the Bank's participation in payday lending.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Dividends

Along with the issuance of Junior Subordinated Debentures, dividends paid by the Bank provide substantially all of the Company's cash flow. Under Washington law, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than retained earnings.

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

Tier I and Tier II Capital. Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders' equity, surplus, undivided profits, and Junior

Subordinated Debentures up to 25% of Tier I capital. Tier II capital generally consists of the allowance for loan losses up to 1.25% of risk weighted assets, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%. Our ratios are 12.24% and 13.49%, respectively.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total average assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%. Our ratio is 12.94% .

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

Anti-terrorism Legislation

USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) of 2001. Among other things, the USA Patriot Act:

  prohibits banks from providing correspondent accounts directly to foreign shell banks;
  imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;

  enhances customer identification procedures;
  requires financial institutions to establish an anti-money-laundering compliance program; and
  eliminates civil liability for persons who file suspicious activity reports.

The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act.

The USA Patriot Act has required a greater use of resources due to the requirement of an enhanced anti-money laundering program. The Company does not believe the enhanced anti-money laundering program will have a material adverse effect on business and operations.

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

ITEM 2 - PROPERTIES

The Bank owns the property and buildings on which the Kent, Lacey, Yelm, Fircrest, Downtown Tacoma, Gig Harbor Pioneer, Centralia, and Downtown Olympia financial centers are situated. The Bank also owns the Gig Harbor Loan Center building as part of its Pioneer location. The Tumwater and Eatonville financial centers are operated in buildings owned by VB that are situated on leased property. The Hawks Prairie, West Olympia, South Hill Puyallup, and Gig Harbor Pt. Fosdick financial centers are operated in leased space. The aggregate monthly rental on all properties leased by the Bank is approximately $56,000.

The Lacey office is a two story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a bank financial center, administrative offices, customer care center and data processing facility. The South Hill Puyallup, Tumwater, Yelm, Eatonville, West Olympia, Centralia, and Pt. Fosdick financial centers are single story structures with drive-up facilities. The Downtown Olympia, Hawks Prairie, and Downtown Tacoma financial centers are two story structures with drive-up facilities. The Kent and Pioneer financial centers are single story structures with walk up ATMs. The Fircrest financial center is an office condominium, of which the Bank occupies approximately one-half the space.

In December 2004, the Bank entered into an agreement, upon satisfaction of certain contingencies, to purchase land in DuPont Washington for $2 million to construct a three story, 50,000 square foot corporate office building. The purchase of this property was finalized on February 17, 2005. In October 2004 the Bank agreed to lease property for $9,140 per month in Lakewood Washington for a financial service center currently scheduled to open in the third quarter 2005.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, VFG or its subsidiaries may be involved in litigation. At the present time neither VFG nor any of its subsidiaries are involved in any threatened or pending material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2004, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

No broker makes a market in VFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. The following data includes trades between individual investors. It does not include the exercise of stock options nor does it include shares repurchased by the Company as discussed below. This information has been adjusted to reflect the three-for-two stock split effective May 16, 2004.

Period		# of Shares Traded	Price Range

2003
1st	Quarter	31,500	$9.33 - $23.33
2nd	Quarter	19,400	$14.00 - $14.67
3rd	Quarter	61,898	$14.00 - $15.33
4th	Quarter	20,004	$14.00 - $15.33

2004
1st	Quarter	42,456	$15.17 - $15.67
2nd	Quarter	49,366	$15.17 - $16.00
3rd	Quarter	50,082	$15.50 - $16.20
4th	Quarter	39,294	$15.95 - $23.00

At December 31, 2004 options for 436,045 shares of VFG common stock were outstanding. See Note 15 of the consolidated financial statements for additional information.

Number of Equity Holders

As of December 31, 2004, there were 1,426 holders of record of VFG's common stock.

Dividends

VFG paid cash dividends of $0.047 on February 13 and May 14, and $0.05 on August 16 and $0.06 on November 19, 2004. VFG paid cash dividends of $0.033 per share on February 12, and May 16, 2003. VFG paid cash dividends of $0.047 per share on August 8, and November 14, 2003. The amounts reported reflect an adjustment for the May 2004 stock split.

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

Purchases of Equity Securities by Venture Financial Group, Inc.

On December 11, 2002, the Board approved a stock repurchase program that allowed for the repurchase of up to 198,000 shares of VFG Common Stock in purchases over a three month period, through open market transactions or through privately negotiated transactions. No purchases were made under this plan in 2002. As of March 11, 2003 a total of 104,358 shares have been repurchased under this plan for a total of $1,174,792.

On February 19, 2003 the Board approved a stock repurchase program to allow for the repurchase of 131,370 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. On June 18, 2003 this plan was amended and an additional 56,130 shares were added to the plan. On October 15, 2003 this plan was amended again and an additional 225,000 shares were added to this plan bringing the total to 412,500 shares. Under this plan 266,097 shares were repurchased in 2003 and 146,403 have been repurchased in 2004 for a total of $2,226,290. All shares have been adjusted for the three-for-two stock split effective May 16, 2004.

On June 16, 2004 the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. Under this plan 50,779 shares have been repurchased for a total of $780,424.

On May 6, 2004, the Board of Directors announced a three-for-two stock split on VFG stock for shareholders of record on May 16, 2004.

The following table sets forth the Company's repurchase of its outstanding common stock during the fourth quarter of the year ended December 31, 2004.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased

Month #1 October 1, 2004 through October 31, 2004	1,686	$16.00	1,686	161,872

Month #2 November 1, 2004 through November 30, 2004	3,663	$15.90	3,663	158,209

Month #3 December 1, 2004 through December 31, 2004	8,988	$15.85	8,988	149,221

Total	14,337	$15.88	14,337	149,221

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date
February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
September 16, 2004	September 22, 2004	200,000	December 31, 2005
Total		612,500

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Year Ended December 31, 2004
Number of Shares
	Number of Shares to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding shares
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a))
	(a) (1) (2)	(b)	(c) (1)
Equity compensation plans
approved by security holders	436,045 (3)	$5.84	172,470 (4)
Equity compensation plans not
approved by security holders	0	$0	0

(1)	Consists of shares that are outstanding and shares available for future issuance under the respective plans. The material features of the plans are described below. Share amounts have been adjusted to reflect the two-for-one stock split effective November 15, 2002.

(2)	Includes shares that were assumed through mergers and acquisitions.

(3)	Includes 64,200 shares for Directors and 371,845 shares for Employees.

(4)	Includes 44,250 shares for Directors and 128,220 shares for Employees.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with VFG's consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits.

($ in thousands, except per share data)	2004	2003	2002	2001	2000

For the Year
Net interest income after provision
for credit losses	$24,907	$22,861	$21,079	$17,682	$16,604
Non-interest income	13,569	12,560	7,865	6,324	4,975
Non-interest expense and taxes	26,699	26,365	22,732	19,569	17,218

Net income	$11,777	$9,056	$6,212	$4,437	$4,361

Per Common Share
Basic Earnings Per Share	$1.82	$1.38	$.95	$.68	$.67

Stock Dividends declared	- -	- -	- -	- -	- -
Cash Dividends Paid	$.20	$.16	$.13	$.13	$.13

Balance Sheet Data:
Total Assets	$556,216	$513,900	$474,450	$364,623	$324,235
Long-term debt	34,589	42,000	24,000	575	1,303
Shareholders' equity	57,840	48,673	44,209	38,795	34,373

Net income for the years ended December 31, 2004 and 2003 included extraordinary items as discussed in Item 7 below under the headings "Performance Overview" and "Non-Interest Income."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes to those statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, included in this report.

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

Such risks and uncertainties with respect to the Company include, among others, the risk of federal or state regulatory changes regarding payday lending; risks related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements; changes in prevailing interest rates that could lead to decreased net interest margin; the integration of acquired businesses; credit risk management and asset/liability management; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity.

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

In 2004, the Company earned $11,777,000. This represents the Company's most profitable year to date, surpassing the 2003 record of $9,056,000 by $2,721,000, or 30%. Earnings for 2003 increased by $2,844,000 or 46% over 2002 earnings of $6,212,000. Highlights for 2004 include:

  a $5,462,000 gain on the sale of seven branches
  net interest income before provision for credit losses remains the same from 2003 to 2004 despite the fact that 2003 included $1,500,000 from discontinued operations in Alabama non interest income increases by $1,009,000

On October 8, 2004, the Company sold seven of its branches. Of the seven branches, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. Deposits transferred totaled $88,000,000. The Company retained all loans originated through the seven branches. The Company realized a $3,500,000 gain net of tax and previously recorded goodwill with respect to such branches.

The Company continues to move forward with its strategic plan of reallocating resources to the more populated and growing areas in Pierce and King Counties. A financial center was opened in Kent in King County in December 2004, and plans are underway to open another financial center in Lakewood in Pierce County in the third quarter 2005. In addition, existing financial centers are in the process of being remodeled to better suit the company's branding effort. In December 2004, the Company entered into an agreement, upon satisfaction of certain contingencies, to purchase land in DuPont in Pierce County Washington for $2 million to construct a corporate office. The purchase of this property was finalized February 17, 2005. Management believes that centralizing administration functions will create long term efficiencies.

Asset growth in 2004 was 8% as total assets have grown to $556,216,000. Total loans have increased $66,000,000 while securities available for sale have decreased $11,500,000 and cash and Federal Funds Sold have both decreased $5,000,000. These four fluctuations account for the majority of 2004 net asset growth totaling $42,316,000. Total deposits decreased $55,502,000, or 14.5% to $326,721,000. Federal Funds Purchased, short term borrowings and long term borrowings increased a total of $86,898,000. Basic earnings per share for 2004 were $1.82 per share compared to $1.38 per share for 2003 and $0.95 for 2002.

The following table sets forth certain operating and capital ratios for the Company at December 31:

	2004	2003	2002	2001	2000

Return on Average Assets	2.23%	1.88%	1.56%	1.27%	1.40%
Return on Average Equity	22.99%	19.55%	15.13%	12.12%	13.62%
Average Equity to Average Assets Ratio	9.95%	9.67%	10.28%	10.45%	10.25%
Dividend Payout Ratio	11.25%	11.57%	14.13%	19.70%	19.88%

Return on Average Assets and Return on Average Equity at December 31, 2004 without the $3.5 million net gain on sales of the seven branches would have been 1.56% and 16.32% respectively. Return on average assets and return on average equity at December 31, 2003 without the $1.4 million net gain on sale of foreclosed real estate would have been 1.59% and 16.55%, respectively.

The Company acquired Harbor Bank, NA on October 1, 2002 in a strategic expansion of its presence in the Pierce County marketplace. The acquisition provides two financial centers and lending opportunities in Gig Harbor. The Company had been considering expansion into the Gig Harbor area via a de novo financial center, but this acquisition provided an opportunity to acquire significant market share in a single transaction. Total assets, loans, and deposits of Harbor Bank on the date of acquisition were $81,546,000, $54,761,000 and $74,163,000, respectively. The effect on 2002 net income was not material as the net revenues generated were offset by costs related to the acquisition and integration of the organizations' personnel and information systems. See Note 2 to the consolidated financial statements for more information on this acquisition. In addition to the growth in the Company's assets and liabilities from this transaction, it also contributed to a significant increase in the Company's problem loans. For further discussion, please see the discussion on Asset Quality in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations Net Interest Income

Net interest income is comprised of the difference between interest income, primarily from loans and investments, and interest expense incurred on interest bearing liabilities, primarily from deposits and borrowed funds. Changes in net interest income from year to year are influenced by both the volume of the assets and the liabilities, and the rates earned and paid, respectively. Net interest income in 2004 decreased by $56,000 over 2003. Net interest income in 2003 increased by $1,768,000 or 8% over 2002. The Bank discontinued Alabama small loan originations in 2003 and accordingly, loan interest income for the twelve months ending December 31, 2003 included $1,500,000 in small loan income not included in 2004. Excluding Alabama small loan income from the 2003 numbers, net interest income year-over-year increased $1,500,000 or 6.1% .

During 2004, our interest margin decreased 63 basis points to 5.28% from 5.91% in 2003. This reduction is partially a result of discontinued small loan production in Alabama. In 2003 the operations in Alabama resulted in $1,500,000 in interest income. Without this operation the net interest margin in 2003 would have been 5.06% and 4.82% in 2004, a decrease of 24 basis points. This 24 basis point decrease in net interest margin is attributable to the shift in funding source from deposits to short term borrowings as a result of the transfer of $88,000,000 in deposits in connection with the sale of seven branches previously discussed.

Total interest income earned from loans in 2004 decreased by $560,000, the net effect of an increase of $2,241,000 due to an increase in the average volume of loans during the year, offset by a reduction in the average yield on loans of $2,801,000, attributable to a decline in the average yield from 8.00% in 2003 to 7.27% in 2004. The reduction in interest yield is due primarily to repricing pressures; however, included in the $2,801,000 of reduced interest income is $1,500,000 of Alabama loan fees which were included in 2003 but not in 2004. Despite the reduction in average yield, the Bank is able to maintain a relatively high yield due to participation in the small loan program in Arkansas, which began in April of 2001. These short-term consumer loans carry substantially higher yields than those in the Bank's traditional portfolio, and, because they are a convenience product the price does not rise and fall with changing interest rates.

Offsetting the decrease in loan interest income was an increase in the interest earned on investment securities, which increased by $1,076,000 over the prior year. The most significant reason for this increase was additional volume which increased from an average volume of $54,046,000 to $78,870,000 generating an additional $1,015,000 in additional interest earned. The yield on investments increased from 3.92% to 4.05%, generating an additional $61,000 in interest income.

Interest expense on deposits in 2004 decreased 11.5%, or $528,000 from 2003. The decrease is partially due to the reduction in the rate of interest paid on deposits. The average rate declined on deposits to 1.39% in 2004 from 1.53% in 2003 which resulted in $121,000 of savings on interest expense while reduced volume of average deposits, a decrease of 2.5%, decreased interest expense $407,000. Interest expense on other borrowings increased $1,056,000. The reduction in average interest rate to 2.69% from 2.84% saved $84,000 in interest expense. However the increased volume of borrowings, primarily the increase in short term borrowings to $123,128,000 from $34,394,000 due to the divestiture of seven branches, increased interest expense by $1,140,000.

An analysis of the change in net interest income is as follows (dollars in thousands):

	2004 compared to 2003			2003 compared to 2002
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$2,241	(2,801)	$(560)	$4,162	($3,656)	$506
Federal funds sold and deposits in banks	(53)	9	(44)	48	(30)	18
Investment securities	1,015	61	1,076	1,240	(382)	858
Total interest income	3,203	(2,731)	472	5,449	(4,067)	1,382

Interest paid on:
Savings, NOW and MMA	(155)	(44)	(199)	(286)	503	217
Time deposits	562	165	727	84	1,020	1,104
Other borrowings	(1,140)	84	(1,056)	(1,037)	102	(935)
Total Interest expense	(733)	205	(528)	(1,239)	1,625	386

Net interest income	$2,470	$(2,526)	$(56)	$4,210	$(2,442)	$1,768

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

		2004			2003			2002
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Rates	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Earning Assets:

Loans(1)	$394,611	$28,608	7.25%	$364,745	$29,168	8.00%	$315,595	$28,662	9.08%
Federal funds sold and
interest bearing deposits in
banks	2,220	24	1.08%	7,223	68	0.94%	2,954	50	1.69%
Investment securities	78,870	3,196	4.05%	54,046	2,120	3.92%	23,935	1,262	5.27%

Total earning assets and	475,701	31,828		426,014	31,356		342,484	29,974
interest income			6.69%			7.36%			8.75%
Other Assets:
Cash and due from banks	19,613			24,432			28,479
Bank premises and
equipment	12,198			11,650			10,438
Other assets	28,875			28,912			23,349
Allowance for credit	(7,506)			(8,160)			(5,415)
losses
Total Assets	$528,881			$482,848			$399,335

Liabilities and
Shareholders' Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, and Money
Market Deposits	$185,880	$(1,677)	.90%	$168,616	$(1,478)	0.88%	$141,734	$(1,695)	1.20%
Time deposits	105,940	(2,386)	2.25%	130,894	(3,113)	2.38%	133,263	(4,217)	3.16%

Total interest bearing
deposits	291,820	(4,063)	1.39%	299,510	(4,591)	1.53%	274,997	(5,912)	2.15%
Other borrowings	97,373	(2,631)	2.69%	54,746	(1,575)	2.88%	19,305	(640)	3.32%

Total interest bearing	389,193	(6,694)		354,256	(6,166)		294,302	(6,552)
liabilities and interest			1.72%			1.74%			2.23%
expense
Non-interest bearing
deposits	85,690			75,953			59,559
Other liabilities	2,767			5,932			4,429
Shareholders' equity	51,231			46,707			41,045

Total liabilities,
shareholders' equity and net interest incomet	$528,881	$25,134		$482,848	$25,190		$399,335	$23,422
Net interest income as a
percentage of average of
earnings assets:
Interest Income		6.69%				7.36%			8.75%
Interest Expense		1.41%				1.45%			1.91%
Net Interest Income		5.28%				5.91%			6.84%

(1) For purposes of these computations, non-accrual loans are included in the average loan balance outstanding. Loan fees and late charges of $1,532,000, $1,033,000, and $727,000, are included in interest income in 2004, 2003, and 2002, respectively.

Non-Interest Income

Total non-interest income increased $1,009,000 to $13,569,000, an increase of 8% over 2003. This increase is primarily due to a $5,462,000 gain on sale of seven branches in 2004. 2003 included a $2,100,000 gain on sale of foreclosed real estate and $1,180,000 in small loan miscellaneous income associated with the termination of small loan originations in Alabama. Non-interest income includes service charges on deposit accounts, origination fees and gains on sale of loans, earnings on bank-owned life insurance, small loan miscellaneous income, and gain on sale of foreclosed real estate. Service charges on deposit accounts increased by $135,000 or 4% over 2003. These revenues increased in 2003 by $536,000, or 17% over 2002 due to increased number of deposit accounts. Origination fees and gains on sale of loans decreased by $2,055,000, or 61% from 2003 to 2004 and increased $861,000, or 34% from 2002 to 2003. An increase in interest rates in the last quarter of 2003 had the effect of reducing mortgage financing and refinancing activity that carried over into 2004. Other operating income increased $2,929,000, or 46.5% over 2003. Other operating income increased by $3,298,000 in 2003 from 2002.

Non-Interest Expense

Total non-interest expense in 2004 decreased 5% over 2003 and amounted to $21,078,000. Total non-interest expense in 2003 increased 11% over 2002 to total $22,192,000. Salaries and benefits, the largest component of non-interest expense, in 2004 decreased $1,343,000 or 11% over 2003. This decrease is due to a decrease in salary and benefits from the reduction in mortgage commissions and a reduction in salary expense associated with the branch divestiture. These expenses for 2003 increased $1,771,000, or 17% over 2002. This increase includes a full year salary for those employees acquired in the Harbor Bank acquisition and also increased commissions related to mortgage originations. Occupancy costs and equipment expenses increased $87,000 or 2.6% in 2004. These expenses increased 28% in 2003 due primarily to a full years' depreciation related to the Harbor Bank facilities acquired in October 2002. Other expenses in 2004 increased $143,000, or 2%. This increase is due to a $329,000 write down on foreclosed property offset by $550,000 in expenses realized in 2003 associated with the re-branding of the company. These expenses decreased 7% or $468,000 over 2002 primarily attributed to a reduction in tax expense from a state business tax refund in 2003, offset by an increase in branding expense incurred in 2003.

Liquidity and Financial Condition

Asset growth in 2004 was 8% as total assets have grown to $556,216,000. Loan growth was 18%, or $66,030,000. This growth was offset by a decrease in securities available for sale of $11,587,000, a decrease in cash and due from banks of $5,252,000 and a decrease in Federal Funds Sold of $5,530,000. Total deposits decreased $55,502,000, or 14.5% to $326,721,000. Short term borrowings increased 258% or $88,734,000 in 2004. Long term debt decreased $8,000,000.

The principal sources of the Company's cash are dividends from the Bank and, in 2003, the proceeds of a $6 million offering of Junior Subordinated Debentures completed in April. The Bank's ability to pay dividends is regulated by federal and state law. See "Business - Supervision and Regulation - Dividends."

The Bank's primary sources of funds are customer deposits, maturities of investment securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), the use of the Federal Funds markets, and long-term borrowings. At December 31, 2004, the Bank's short-term borrowings totaled $128,123,000, including $86,700,000 at the Federal Home Loan Bank.

In June 2002 and April 2003, the Company raised $13,000,000 (VFG Capital Trust I) and $6,000,000 (VFG Capital Trust II), respectively through its participation in pooled Junior Subordinated Debentures offerings. The floating rate Junior Subordinated Debentures issued by VFG Capital Trust I accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.65% per annum on the outstanding balance. The stated maturity date of this offering is July 2032. The floating rate Junior Subordinated Debentures issued by VFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.25% per annum on the outstanding balance. The stated maturity date of this offering is October 2033. The majority of these funds were utilized for the purchase of Harbor Bank in 2002, to repurchase Company stock and to pay cash dividends.

Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

Deposits are the primary source of new funds. Total deposits were $326,721,000 at December 31, 2004, down from $382,223,000 at December 31, 2003. As discussed previously, this decrease is due to the divestiture of seven branches in October 2004. The bank has attempted to attract deposits in its market areas through competitive pricing and delivery of quality products as well as opening branches in new markets such as south King County.

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources include assets that can be converted to cash with little or no risk of loss. These include overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, which are the principal source of asset liquidity. At December 31, 2004 cash, deposits in banks, interest-bearing deposits in banks and securities available for sale totaled $87,152,000. External sources refer to the ability to attract new liabilities and capital, including increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At December 31, 2004, overnight and federal funds lines of credit totaled $41,100,000. These credit lines were accessed regularly as a source of funding during 2004 and amounted to $5,575,000 at December 31, 2004.

Management believes the Bank's liquidity position at December 31, 2004, was adequate to meet its short-term funding requirements.

Management expects to continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of Junior Subordinated Debentures if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Investments

In 2004 the Company's securities available for sale and securities held to maturity decreased $12,092,000. This decrease is due to the principal payments on mortgage-backed securities totaling $11,767,000, securities maturing and called totaling $13,773,000, offset by the purchase of mortgage-backed securities totaling $15,005,000. Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. The recorded amounts of securities and their fair value at December 31 are found in Note 4-Securities, in the notes to the Company's consolidated financial statements.

The stated maturities and weighted average yield of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities

	Amortized	Fair	Weighted	Amortized	Fair	Weighted
	Cost	Value	Average Yield	Cost	Value	Average Yield

Due in one year or less	$ - -	$ - -	- -%	$ 1,523	$ 1,525	3.88%
Due after one year through five years	- -	- -	- -%	11,676	11,861	4.07%
Due after five years through ten years	- -	- -	- -%	1,983	2,078	5.02%
Due after ten years	- -	- -	- -%	- -	- -	0.00%
No maturity investment				3,173	3,160	3.89%
Mortgage backed securities				54,569	54,667	4.34%
	$ - -	$ - -		$72,924	$73,291

Weighted average yield is reported on tax-equivalent basis.

There was a gross realized loss on sales of securities available for sale of $21,000 in 2004, and no gains or losses in 2003 or 2002.

Loans

Total loans excluding loans held for sale increased by $66,030,000 to $429,523,000 in 2004. The composition of the loan portfolio was as follows at December 31 (dollars in thousands):

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$58,556	13.6%	$52,515	14.4%	$64,716	17.9%	$ 40,870	14.2%	$37,989	14.9%
Real estate
construction	101,509	23.7%	79,788	22.0%	70,385	19.4%	50,798	17.6%	39,486	15.5%
Real estate
Commercial	260,362	60.6%	221,086	60.8%	207,346	57.3%	185,012	64.1%	167,680	65.7%
Consumer	5,275	1.2%	6,946	1.9%	10,718	3.0%	4,732	1.6%	6,792	2.6%
Small loans	3,821.9%		3,158.9%		8,967	2.4%	7,289	2.5%	3,236	1.3%

	$429,523	100.0%	$363,493	100.0%	$362,132	100.0%	$288,701	100.0%	$255,183	100.0%

The Bank's loan portfolio is concentrated in real estate secured loans which include real estate construction loans and real estate mortgage loans. Real estate mortgage loans primarily consist of commercial loans secured by real estate. The Bank made 173,796 small loans in 2004, representing $62,766,000 in total advances. Balances include deferred loan fees.

The following table shows the maturity analysis of commercial, real estate construction, and real estate mortgage loans outstanding as of December 31, 2004 (dollars in thousands):

	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total

Commercial	$39,950	$15,409	$3,197	$58,556
Real estate construction	92,110	6,742	2,657	101,509
Real estate mortgage	72,448	141,955	45,919	260,362

	$204,508	$164,106	$51,773	$420,427

Of the loans maturing after one year, $9,437 have predetermined or fixed interest rates and $206,442 have floating or adjustable interest rates.

Asset Quality

Non-performing assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets. Total non-performing assets amounted to $5,810,000 at December 31, 2004, an increase of $1,605,000 or 38% from December 31, 2003. Non-accrual loans increased $877,000 during 2004 from the December 31, 2003 balance of $2,204,000. Loans 90 days past due and still accruing interest increased $2,003,000 during 2004 from a balance of $2,000. Foreclosed real estate decreased $1,278,000 or 64% in 2004 to $718,000. Any anticipated losses on these loans have been adequately reserved for in the allowance for credit losses.

Loans will be placed on non-accrual using the following guidelines: (1) a loan will be placed on nonaccrual when collection of all principal or all interest is deemed unlikely; and (2) a loan will automatically be placed on nonaccrual when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of being collected. Placing a loan on non-accrual does not diminish the validity of the Company's claims against the borrower.

Non-performing assets were as follows at December 31 (dollars in thousands):
	2004	2003	2002	2001	2000

Non-accrual loans	$3,081	$2,204	$6,543	$1,830	$857
Accruing loans past due 90 days or more	2,005	2	1,278	284	1,264
Foreclosed real estate	718	1,996	4,899	4,387	4,097
Other assets	6	3	55	7	7
	$5,810	$4,205	$12,775	$6,508	$6,225

The gross interest income that would have been recorded in 2004 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, totaled $100,000. No interest income on these loans was included in net income in 2004.

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

The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowance for credit losses at the dates indicated, were as follows:

	At December 31,

	2004	2003	2002

		(In thousands)

Doubtful	$802	$ 707	$ 1,081
Substandard	10,026	6,187	11,722
Special mention	17,178	11,820	12,214
Allowance for credit losses	7,189	7,589	7,947

The Bank's classified assets increased by $9,292,000 at December 31, 2004. $5,358,000 was in the Special Mention category and $3,839,000 was in the Substandard category. As mentioned previously 2002 classified asset numbers are primarily a result of the acquisition of the Harbor Bank loan portfolio. These loans were acquired along with the related allowance for credit losses, resulting in a significant increase in the Bank's total allowance for credit losses.

Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses, are not corrected there is the distinct possibility that some loss will be sustained. At December 31, 2004, substandard loans of $10,026,000 represented an increase of $3,839,000 or 62%, over the December 31, 2003 total. Recent FDIC guidelines, in a change from protocol used on December 31, 2003, require us to classify the Bank's Small Loan portfolio totaling $3,821,333, as substandard. The balance of the substandard loans on December 31, 2004, of $6,207,000 was comprised of 59 loans, compared to 93 loans at December 31, 2003. One loan accounts for $2,003,733, or 20% of the total, and 32% of the $6,207,000. That loan is secured by a first mortgage position on a commercial property in Kent, Washington. Management believes the Bank is adequately provisioned against losses that might occur with this loan.

Special mention loans are defined as those credits deemed by management to have potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. There were five relationships in this category as of December 31, 2004 aggregating $11,638,146, or 68% of the total, with no other concentrations. One relationship was for $4,160,000 secured by a first mortgage on commercial property in Chehalis, Washington, a second for $1,070,143 secured by first mortgage positions on two commercial properties, one located in Vashon Island and the second in Buckley, Washington, a third for $1,688,461 secured by a first mortgage on commercial property in Algona-Pacific, Washington, the fourth for $2,378,216 secured by a first mortgage on commercial property located in Federal Way, Washington, and the fifth relationship for $2,341,326 secured by a first mortgage on commercial properties and equipment located in Gig Harbor, Washington. Management believes none of these relationships will result in a loss for the Bank. Each of these loans is current and paying in accordance with the required loan terms.

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

During a regulatory examination during the fourth quarter of 2004, the Bank's federal regulator, the Federal Deposit Insurance Corporation (FDIC), directed the Bank to charge-off all payday loans that had been outstanding to borrowers for 60 days from the original loan date. The regulators requested that the Bank charge-off the principal balance of loans meeting the above criteria for the periods of December 31, 2003, September 30, 2004 and December 31, 2004. The Company believes that under generally accepted accounting principles, a total loss of all payday loans outstanding for 60 days from the origination date is not probable and the specific allowance allocated to the payday lending portfolio partnered with the stop-loss gap in the marketing and servicing agreement with the Company's payday lending partner is adequate. All actual charge-offs and recoveries for December 31, 2003 and September 30, 2004 have been recognized and run through the allowance for loan losses as of December 31, 2003 and September 30, 2004. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory purposes resulted in a $746 thousand reduction in loan balances with a corresponding reduction in the allowance for loan losses as of December 31, 2003. Additional charge-offs of $3.1 million and recoveries of $3.1 million were also required for regulatory accounting purposes for the year ended December 31, 2004, as compared to the financial statements presented under GAAP in this Form 10-K.

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience for the bank and for the industry as a whole, based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Provisions for loan losses on small loans are made monthly to maintain this segment of the allowance for credit losses at a level sufficient to absorb losses on existing loans. This portion of the allowance is generally maintained at a level sufficient to cover all small loans that have defaulted, as well as an amount sufficient to absorb the anticipated losses on two small loan operating cycles (approximately one month in duration), based on both the Bank's and the industry's historical loss experience. Losses in the small loan portfolio are limited by agreement to a percentage of revenue earned from the portfolio by the Bank's agent.

Transactions in the allowance for credit losses for the five years ended December 31, 2004 are as follows (dollars in thousands):

	2004	2003	2002	2001	2000

Balance at beginning of year	$7,589	$7,947	$4,088	$3,503	$5,825

Provision for credit losses	227	2,329	2,343	1,716	(50)

Transfer from acquisition of Harbor Bank, N.A.	- -	- -	3,868	- -	- -

Charge offs:

Commercial	(148)	(668)	(60)	(60)	(2,217)

Real Estate Mortgage and Construction	(536)	(516)	- -	- -	(77)

Small Loans	(1,165)	(1,882)	(2,398)	(2,051)	- -

Consumer	(213)	(824)	(36)	(36)	(57)

	(2,062)	(3,890)	(3,274)	(2,147)	(2,351)

Recoveries:
Commercial	263	123	12	12	43

Real Estate Mortgage and Construction	318	53	8	8	8

Small Loans	737	935	862	983	- -

Consumer	117	92	13	13	28

	1,435	1,203	922	1,016	79

Net charge-offs	(627)	(2,687)	(2,352)	(1,131)	(2,272)

Balance at end of year	$7,189	$7,589	$7,947	$4,088	$3,503
Ratio of net charge-offs to average loans outstanding	.16%	.74%	.75%	.41%	.89%

The Bank charged off $1,165,000 in small loans, and recovered $737,000. The net charge-offs as a percent of total small loan advances for 2004 was .68%.

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

	2004	2003	2002	2001	2000
Total Impaired Loans	$3,081	$2,204	$6,543	$1,830	$857
Total Impaired Loans with Valuation
Allowance	$2,175	$1,938	$5,795	$928	$817
Allocation of Allowance for Credit Losses	$530	$869	$908	$528	$308

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

In the following table, the allowance for credit losses at December 31, 2004, 2003, 2002, 2001 and 2000 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations (dollars in thousands):

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$2,719	13.6%	$3,036	14.4%	$3,705	17.9%	$1,581	14.2%	$1,626	14.9%
Real Estate(1)	3,987	84.3%	4,002	82.8%	3,523	76.7%	2,132	81.7%	1,800	81.2%
Consumer	83	1.2%	310	1.9%	301	3.0%	31	1.6%	23	2.6%
Small Loans	400	0.9%	241	0.9%	418	2.4%	344	2.5%	54	1.3%

Total	$7,189	100.0%	$7,589	100.0%	$7,947	100.0%	$4,088	100.0%	$3,503	100%
(1) Real estate includes real estate mortgage and real estate construction.

Deposits

Total deposits decreased by $55,502,000, or 14.5 % from 2003 to $326,721,000. This is primarily due to the transfer of $88,000,000 in deposits associated with the seven branch divestiture. Demand - noninterest bearing deposits decreased 11%, or $9,094,000, savings and interest-bearing demand deposits decreased 17%, or 31,392,000, and time deposits decreased 13%, or $15,016,000. The $88,000,000 in deposits transferred due to the branch divestiture was offset by increased deposits of $32,498,000 in the remaining fourteen branches.

The Bank's average deposits for the year(s) ended December 31 are summarized as follows (dollars in thousands):

		2004			2003			2002
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amount	%	Rate	Amount	%	Rate	Amount	%	Rate

Demand Deposits- non-
interest bearing	$81,973	21.9	- -	$75,953	20.2	- -	$59,559	17.8	- -
Interest bearing demand	153,793	41.1	1.11%	136,073	36.2	.96%	110,085	32.9	1.31%
Savings Accounts	32,087	8.6	0.51%	32,543	8.7	.53%	31,649	9.5	.79%
Other time deposits	105,940	28.4	2.50%	130,894	34.9	2.38%	133,263	39.8	3.16%

TOTAL	$373,793	100.0		$375,463	100.0		$334,556	100.0

Time deposits at December 31, 2004 are scheduled to mature as follows (dollars in thousands):

	Under	$100,000
	$100,000	and over	Total

0-90 days	$ 7,920	$ 7,592	$15,506
91-180 days	8,617	7,747	16,364
181-365 days	22,038	21,403	43,441
Over 1 year	13,792	14,209	28,007
	$52,367	$50,951	$103,318

Capital Resources

Consolidated capital of VFG increased $9,167,000 during 2004 to $57,840,000. Net earnings of $11,777,000 provided the largest increase to capital while exercising of stock options provided $1,464,000. Decreases to capital were $3,007,000 in stock repurchased by the Company and cash dividends of $0.20 per share, or $1,325,000. Cash dividends totaling $0.16 were paid in 2003 and $0.13 in 2002.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At December 31, 2004, the Company's leverage ratio was 12.94%, compared to 10.70% at year-end 2003. For regulatory purposes, any goodwill and other intangible assets are treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At December 31, 2004, the Tier I capital ratio was 12.24%, and total capital was 13.49% . The similar ratios at December 31, 2003 were a Tier I capital ratio of 11.20% and a total capital ratio of 13.04% . For additional information, see "Item 1-Business-Supervision and Regulation-Capital Adequacy".

Borrowings

Information concerning short-term borrowings is summarized as follows (dollars in thousands):

	2004	2003	2002
Average balance during the year	$61,588	$23,443	$11,450
Average interest rate during the year	1.6%	1.1%	1.8%
Maximum month-end balance during the year	$123,128	$34,394	$27,802
Weighted average rate at December 31	2.2%	.9%	.9%
Balance at end of year	$123,128	$34,394	$16,547

Short-term borrowings represent demand notes from the U.S. Treasury, two notes with Citigroup, advances from the FHLB, and repurchase agreements, normally maturing within one year.

Long-term borrowings include junior subordinated debentures, term advances from the FHLB, and one note with Citigroup. The following table shows the long-term borrowing and contractual obligations as of December 31, 2004 (dollars in thousands):

		Payments Due by Period

	Less than	After One But Within	After Three But Within Five Years	More Than Five Years

Contractual Obligations	One Year	Three Years			Total

Citigroup Note Payable	$ - -	$ 5,000	$ - -	$ - -	$ 5,000
FHLB Term Advances	- -	10,000	- -	- -	10,000
Junior Subordinated Debentures	- -	- -	- -	19,000	19,000
Operational Leases	695	1,235	1,326	721	3,977

Total Contractual Obligations	$ 695	$ 16,235	$ 1,326	$19,721	$ 37,977

Off-Balance Sheet Arrangements

Information concerning Off-Balance Sheet Arrangements is found in Note 12 - Commitments and Contingent Liabilities, in the Companies consolidated financial statements.

Supplementary Quarterly Data (Unaudited)
(dollars in thousands, except per share
amounts)				Quarter Ended
	Dec	Sept	June	March	Dec	Sept	June	March
	2004	2004	2004	2004	2003	2003	2003	2003
Interest income	$8,545	$8,159	$7,563	$7,561	$7,437	$7,519	$8,164	$8,236
Interest expense	2,025	1,650	1,522	1,497	1,491	1,507	1,550	1,618
Net interest income	6,520	6,509	6,041	6,064	5,946	6,012	6,614	6,618

Provision for credit losses	330	(282)	(143)	(132)	476	654	622	577
Non-interest income	7,679	2,106	1,988	1,796	2,390	5,155	2,449	2,566
Non-interest expense	5,687	5,342	5,123	4,926	4,914	5,647	5,651	5,980
Income taxes	3,050	804	873	894	921	1,571	836	845

Net income	$5,792	$2,187	$1,890	$1,908	$2,025	$3,295	$1,954	$1,782

Basic earnings per share	$.89	$.34	$.29	$.30	$0.31	$0.51	$0.30	$0.26
Diluted earnings per share	$.86	$.33	$.28	$.30	$0.30	$0.48	$0.29	$0.25

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

Interest Rate Gap Analysis
December 31, 2004

		After One But Within Five Years	After Five Years
	Within One Year
(dollars in thousands)				Total
Loans	$210,954	$165,191	$ 53,378	$429,523
Securities:
Available for sale	1,719	13,853	54,559	70,131
Held to maturity	- -	- -	- -	- -
Federal Funds Sold	- -	- -	- -	- -
Interest bearing deposits with banks	65	- -	- -	65
Total Earning Assets	$212,738	$179,044	$107,937	$499,719

Deposits:
Savings, NOW and money market	$151,153	$ - -	$ -	$151,153
Time deposits	75,317	28,001	- -	103,318
Short-term borrowings	123,128	- -	- -	123,128
Federal Funds Purchased	5,575	- -	- -	5,575
Long-term debt and junior subordinated debentures	- -	15,000	19,589	34,589

Total Interest Bearing Liabilities	$355,173	$ 43,001	$19,589	$417,763

Net Interest Rate Sensitivity Gap	($142,435)	$136,043	$88,348	$ 81,956
Cumulative Interest Rate Sensitivity Gap	($142,435)	($6,392)	$81,956
Cumulative Gap as a Percent of Earning Assets	(-28.5%)	(-1.3%)	16.4%

As indicated above, the effect of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in the margin. Based on historical data, however, Management believes the opposite to be true. Based on an interest rate shock analysis, in a rising rate environment, repricing of liabilities will not increase as rapidly as the upward pricing of assets and accordingly, the Company's net interest margin will increase in a rising rate environment. Rate shock is a process wherein the characteristics of the financial assets of the Company are reviewed in the event they are subjected to an instantaneous and complete adjustment in the market rate of interest. These results are modeled to determine the effects on interest rate margin for the succeeding twelve months from the repricing of variable rate assets and liabilities where applicable. The level of impact on the various assets and liabilities are also estimated for their sensitivity to pricing changes of such a market interest rate change.

According to this model and its assumptions, the change in net interest margin in the event market interest rates were to immediately rise or fall by 100 basis points is estimated to be $870,000. This amount represents approximately 3.1% of the 2004 net interest income.

The Company's market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Venture Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Venture Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venture Financial Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Venture Financial Group, Inc. Lacey, Washington

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Venture Financial Group, Inc. and Subsidiary for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Venture Financial Group Inc. and Subsidiary's operations and their cash flows for the year ended December 31, 2002 in conformity with U. S. generally accepted accounting principles.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEET
 (dollars in thousands)

ASSETS
	DECEMBER 31,

	2004	2003

Cash and due from banks	$ 13,796	$ 19,048
Interest bearing deposits in other banks	65	213
Federal funds sold	-	5,530
Securities available-for-sale	73,291	84,878
Investment in trusts	589	-
Securities held-to-maturity (market value: 2003 - $525)	-	505
Federal Home Loan Bank stock, at cost	3,930	1,156
Loans held-for-sale	3,118	4,138

Loans	429,523	363,493
Allowance for credit losses	(7,189)	(7,589)

Net loans	422,334	355,904

Premises and equipment	11,729	12,112
Foreclosed real estate	718	1,996
Accrued interest receivable	2,084	1,824
Cash surrender value of bank owned life insurance	13,431	13,113
Goodwill	8,961	10,961
Other intangible assets	526	636
Other assets	1,644	1,886

Total assets	$556,216	$513,900

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Demand - noninterest bearing	$72,250	$81,344
Savings and interest-bearing demand	151,153	182,545
Time	103,318	118,334

Total deposits	326,721	382,223

Federal funds purchased	5,575	-
Short-term borrowings	123,128	34,394
Accrued interest payable	620	174
Long-term debt	15,000	23,000
Junior subordinated debentures	19,589	19,000
Other liabilities	7,743	6,436

Total liabilities	498,376	465,227

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares
issued and outstanding: 2004 - 6,527,507; 2003 - 6,583,854	5,418	5,395
Additional paid-in capital	18,473	19,894
Retained earnings	33,706	23,254
Accumulated other comprehensive income	243	130

Total shareholders' equity	57,840	48,673

Total liabilities and shareholders' equity	$556,216	$513,900

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
 (dollars in thousands, except per share data)

	YEAR ENDED DECEMBER 31,

	2004	2003	2002

INTEREST INCOME
Loans	$28,608	$29,168	$28,662
Federal funds sold and deposits in banks	24	68	50
Investment securities
Taxable	2,905	1,811	939
Non-taxable	291	309	323

Total interest income	31,828	31,356	29,974

INTEREST EXPENSE
Deposits	4,063	4,591	5,912
Short-term borrowings	994	250	208
Long-term debt	1,637	1,325	432

Total interest expense	6,694	6,166	6,552

Net interest income	25,134	25,190	23,422
PROVISION FOR CREDIT LOSSES	227	2,329	2,343

Net interest income after provision for credit	24,907	22,861	21,079
losses

NON-INTEREST INCOME
Service charges on deposit accounts	3,803	3,668	3,132
Origination fees and gain on sales of loans	1,325	3,380	2,519
Gain on branch divestiture	5,462	-	-
Other operating income	2,979	5,512	2,214

Total non-interest income	13,569	12,560	7,865

NON-INTEREST EXPENSES
Salaries and employee benefits	10,675	12,018	10,247
Occupancy	1,627	1,552	1,285
Equipment	1,834	1,822	1,356
Amortization of intangible assets	110	111	28
Other	6,832	6,689	7,157

Total non-interest expenses	21,078	22,192	20,073

Income before income taxes	17,398	13,229	8,871
INCOME TAXES	5,621	4,173	2,659

NET INCOME	$11,777	$ 9,056	$ 6,212

EARNINGS PER SHARE
Basic	$ 1.82	$ 1.38	$ 0.95
Diluted	1.77	1.32	0.93

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
 (dollars in thousands)

	Shares of		Additional		Accumulated Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	KSOP
	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance, December 31, 2001	2,186,681	$ 5,467	$ 23,129	$ 9,912	$312	$ (25)	$ 38,795
Comprehensive income
Net income				6,212			6,212
Other comprehensive income, net of tax
Change in fair value of securities					221		221
available-for-sale net of tax of $113
Comprehensive income							6,433
2 for 1 stock split	2,186,681						-
Stock options exercised	107,620	135	597				732
Stock repurchased	(91,746)	(115)	(835)				(950)
Cash dividends paid ($.13 per share)				(878)			(878)
Income tax benefit from exercise of stock options			52				52
Net decrease in unearned KSOP shares						25	25

Balance, December 31, 2002	4,389,236	5,487	22,943	15,246	533	-	44,209
Comprehensive income
Net income				9,056			9,056
Other comprehensive loss, net of tax
Change in fair value of securities					(403)		(403)
available-for-sale net of tax benefit of $207
Comprehensive income							8,653
Stock options exercised	173,898	217	1,391				1,608
Stock repurchased	(246,971)	(309)	(4,519)				(4,828)
Cash dividends paid ($.16 per share)				(1,048)			(1,048)
Income tax benefit from exercise of stock options			79				79
Net decrease in unearned KSOP shares						-	-

Balance, December 31, 2003	4,316,163	5,395	19,894	23,254	130	-	48,673

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)
 (dollars in thousands)

	Shares of		Additional		Accumulated Other	Unearned
	Common	Common	Paid-in	Retained	Comprehensive	KSOP
	Stock	Stock	Capital	Earnings	Income	Shares	Total

Balance, December 31, 2003	4,316,163	5,395	19,894	23,254	130		48,673

Comprehensive income
Net income				11,777			11,777
Other comprehensive income, net of tax
Change in fair value of securities					113		113
available-for-sale net of tax of $57

Comprehensive income							11,890

3 for 2 stock split	2,154,212
Stock options exercised	228,775	209	1,255				1,464
Stock repurchased	(171,643)	(186)	(2,821)				(3,007)
Cash dividends paid ($.20 per share)				(1,325)			(1,325)
Income tax benefit from exercise of stock options			145				145
Balance, December 31, 2004	6,527,507	$ 5,418	$18,473	$ 33,706	$ 243	$ -	$ 57,840

Comprehensive Income
	Years Ended December 31,
	2004	2003	2002

Net income	$ 11,777	$ 9,056	$6,212
Increase in unrealized gains (losses) on securities
available for sale, net of tax expense (benefit)
of $64	127	(403)	221
Less reclassification adjustment for gains included
in net income, net of tax benefit of $(7)	(14)	-	-

Comprehensive Income	$ 11,890	$ 8,653	$6,433

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,777	$ 9,056	$ 6,212
Adjustments to reconcile net income to net cash
from operating activities
Provision for credit losses	227	2,329	2,343
Depreciation and amortization	1,559	1,479	1,149
Deferred income taxes (benefit)	(1,120)	(500)	130
Stock dividends received	(130)	(279)	(104)
Amortization of other intangible assets	110	111	28
Origination of loans held-for-sale	(40,910)	(133,358)	(119,336)
Proceeds from sales of loans held-for-sale	43,255	140,032	118,100
Origination fees and gain on sale of loans	(1,325)	(3,380)	(2,519)
Increase in cash value of life insurance	(318)	(470)	(312)
Gain on sales of foreclosed real estate	-	(2,373)	(12)
(Increase) decrease in accrued interest receivable	(260)	60	(68)
Increase (decrease) in accrued interest payable	446	(141)	(151)
Other	5,990	2,215	2,730

Net cash from operating activities	19,301	14,781	8,190

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Harbor Bank, net of cash received	-	-	(4,035)
Net (increase) decrease in interest bearing deposits in	148	(137)	(2)
banks
Net decrease in federal funds sold	5,530	1,470	7,905
Activity in securities available-for-sale
Maturities, prepayments and calls	26,586	16,318	5,822
Purchases	(15,005)	(68,480)	(19,435)
Activity in securities held-to-maturity
Maturities, prepayments and calls	504	-	-
Proceeds from sale of FHLB stock	-	-	1,370
Purchase of FHLB stock	(2,746)	-	-
Proceeds from sale of Federal Reserve Stock	-	-	142
Net increase in loans	(67,045)	(6,414)	(18,058)
Purchase of life insurance policies	-	(3,780)	(98)
Proceeds from sales of foreclosed assets	730	7,556	337
Proceeds from sales of premises and equipment	3,451	-	-
Additions to premises and equipment	(4,645)	(2,826)	(716)

Net cash from investing activities	(52,492)	(56,293)	(26,768)

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
 STATEMENT OF CASH FLOWS
 (dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,777	$ 9,056	$ 6,212
Adjustments to reconcile net income to net cash
from operating activities
Provision for credit losses	227	2,329	2,343
Depreciation and amortization	1,559	1,479	1,149
Deferred income taxes (benefit)	(1,120)	(500)	130
Stock dividends received	(130)	(279)	(104)
Amortization of other intangible assets	110	111	28
Origination of loans held-for-sale	(40,910)	(133,358)	(119,336)
Proceeds from sales of loans held-for-sale	43,255	140,032	118,100
Origination fees and gain on sale of loans	(1,325)	(3,380)	(2,519)
Increase in cash value of life insurance		(470)	(312)
	(318)
Gain on sales of foreclosed real estate	-	(2,373)	(12)
(Increase) decrease in accrued interest receivable	(260)	60	(68)
Increase (decrease) in accrued interest payable	446	(141)	(151)
Other	5,990	2,215	2,730

Net cash from operating activities	19,301	14,781	8,190

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Harbor Bank, net of cash received	-	-	(4,035)
Net (increase) decrease in interest bearing deposits in	148	(137)	(2)
banks
Net decrease in federal funds sold	5,530	1,470	7,905
Activity in securities available-for-sale
Maturities, prepayments and calls	26,586	16,318	5,822
Purchases	(15,005)	(68,480)	(19,435)
Activity in securities held-to-maturity
Maturities, prepayments and calls	504	-	-
Proceeds from sale of FHLB stock	-	-	1,370
Purchase of FHLB stock	(2,746)	-	-
Proceeds from sale of Federal Reserve Stock	-	-	142
Net increase in loans	(67,045)	(6,414)	(18,058)
Purchase of life insurance policies	-	(3,780)	(98)
Proceeds from sales of foreclosed assets	730	7,556	337
Proceeds from sales of premises and equipment	3,451	-	-
Additions to premises and equipment	(4,645)	(2,826)	(716)

Net cash from investing activities	(52,492)	(56,293)	(26,768)

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS (continued)
(dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(55,502)	(1,984)	(3,686)
Net increase in federal funds purchased	5,575	-	-
Net increase in short-term borrowings	80,734	17,847	9,492
Proceeds from exercise of stock options	1,464	1,608	732
Proceeds from long-term debt	-	19,000	24,000
Repayment of long-term debt	-	(1,000)	(550)
Repurchase of common stock	(3,007)	(4,828)	(950)
Payment of cash dividends	(1,325)	(1,048)	(878)

Net cash from financing activities	27,939	29,595	28,160

NET INCREASE IN CASH AND DUE FROM BANKS	(5,252)	(11,917)	9,582

CASH AND DUE FROM BANKS
Beginning of year	19,048	30,965	21,383

End of year	$13,796	$19,048	$30,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for
Interest	$ 6,248	$6,307	$6,499
Income taxes	$ 3,785	$4,025	$2,835

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$ 312	$5,966	$904
Fair value adjustment of securities available-for-sale, net	$ 113	$(403)	$221
Net decrease in unearned KSOP shares	$ -	$-	$(25)
Income tax benefit from exercise of stock options	$ 145	$79	$52
Deconsolidation of trust preferred securities	$ 589	$-	$-
Reclassification of long-term debt to short-term	$ 8,000	$-	$-
borrowings

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of operations - Venture Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 14 offices concentrated in and around Thurston, Pierce, Lewis and King Counties. The Company provides loan and deposit services to customers who are predominately small and middle-market businesses and individuals in Western Washington. The Company also provides real estate mortgage lending services through its branch network and the sale of non-deposit investment products through Venture Wealth Management. In addition, the Company is engaged in the small loan business in Arkansas, making short-term loans primarily to individuals in that state.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, VFG Capital Trust I, VFG Capital Trust II, Venture Bank (the Bank) and the Bank's wholly-owned subsidiary, Venture Wealth Management. All significant intercompany transactions and balances have been eliminated.

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

Certain prior year amounts have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or retained earnings as previously reported. All dollar amounts, except per share information, are stated in thousands.

Securities available-for-sale - Securities available-for-sale consist of debt securities the Company intends to hold for an indefinite period, but not necessarily to maturity, and certain equity securities. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of stockholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings. Accretion of discounts is recognized in interest income over the period to maturity. Amortization of premiums is recognized in interest income over the period to call date.

Securities held-to-maturity - Debt securities for which the Company has the positive intent and ability to hold-to-maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held-to-maturity and available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock - The Bank's investment in Federal Home Loan Bank (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Loans held-for-sale - Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value. Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans. Loans held-for-sale are sold with the following recourse provisions: the borrower defaults on the payment or refinances the loan within the investor established timeframes. In these instances, depending upon the investor agreement, the Bank must repurchase the loan and/or refund the service release premium and/or pay a penalty to the investor. Net unrealized losses are recognized as charges to income. Mortgage loans held for sale are generally sold with the mortgage servicing rights released or sold.

Loans - Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding. Interest on small loans is recognized when the loan is repaid by the borrower. Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the yield of the related loan.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Other intangible assets - Other intangible assets represent the core deposit premium acquired in the purchase of Harbor Bank, NA (see Note 2). The core deposit premium is being amortized on the straight-line method over seven years.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Income taxes - Deferred tax assets and liabilities result from differences between financial statement recorded amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled under the liability method. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files a consolidated tax return with the Bank. The Bank provides for tax on a separate company basis and remits to the Company amounts due.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

At December 31, 2004 the Company has one stock-based employee and director compensation plan. At December 31, 2003, the Company had two stock-based employee and director compensation plans. Both plans are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2004	2003	2002

Net income, as reported	$11,777	$9,056	$6,212
Less total stock-based compensation
expense determined under fair value
method for all qualifying awards	203	127	143

Pro forma net income	$11,574	$8,929	$6,069

Earnings per share
Basic
As reported	$1.82	$1.38	$0.95
Pro forma	$1.78	$1.36	$0.93
Diluted
As reported	$1.77	$1.32	$0.93
Pro forma	$1.74	$1.31	$0.91

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

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

Long-term debt and junior subordinated debentures - The fair values of the Company's long-term, fixed rate debt and junior subordinated debentures are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The recorded amounts of variable rate debt approximate their fair value.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

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

Advertising costs - The Company expenses advertising costs as they are incurred (see Note 19).

Comprehensive Income - Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income.

Financial Instruments - In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Recent accounting pronouncements - On December 16, 2004, The Financial Accounting Standards Board (FASB) issued FASB Statement No, 123 (revised 2004), Share-Based Payment, which is a revision of FASB No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using the "modified prospective" method which the Company intends to adopt. A "modified prospective" method in which the compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share as previously disclosed.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

The application of Interpretation No. 46 has been implemented as of December 31, 2004. The implementation did not have a significant impact on the Company's financial position or results of operations.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 - Acquisitions

The Company sold seven of its branches on October 8, 2004. Of the seven branches, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. Deposits transferred totaled $88 million. The Company retained all loans originated through the seven branches. The Company realized a $3.5 million gain net of tax and previously recorded goodwill with respect to such branches.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amount of such balances for the years ended December 31, 2004 and 2003 was $1,400.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Securities

              Securities have been classified according to management's intent. The recorded amounts of securities and their fair value at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized Losses

			Less Than	Greater Than	Fair
Securities Available-for-Sale			12 Months	12 Months	Value

December 31, 2004
U.S. Government and
agency securities	$6,830	$51	$-	$14	$6,867
Corporate securities	3,058	1	16	-	3,043
Mortgage backed securities	54,569	257	5	154	54,667
State and municipal securities	5,294	260	-	-	5,554
Equity securities	3,173	-	13	-	3,160

	$72,924	$569	$34	$168	$73,291

December 31, 2003
U.S. Government and
agency securities	$18,056	$148	$109	$-	$18,095
Corporate securities	5,124	21	2	-	5,143
Mortgage backed securities	52,884	90	249	-	52,725
State and municipal securities	5,576	298	1	-	5,873
Equity securities	3,042	-	-	-	3,042

	$84,682	$557	$361	$-	$84,878

Securities Held-to-Maturity
December 31, 2003
State and municipal securities	$505	$20	$-	$-	$525

The Company had no securities held-to-maturity as of December 31, 2004.

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately eight investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Securities (continued)

The contractual maturities of securities available-for-sale at December 31, 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Therefore, the mortgage backed securities have been classified separately in the maturity table.

		Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,523	$ 1,525
Due after one year through five years	11,676	11,861
Due after five years through ten years	1,983	2,078
No maturity investment	3,173	3,160
Mortgage backed securities	54,569	54,667

	$72,924	$ 73,291

            Securities recorded at approximately $64,814 at December 31, 2004 and $55,273 at December 31, 2003
           were pledged to secure public deposits and for other purposes required or permitted by law.

Note 5 - Loans
Loans at December 31 consist of the following:
	2004		2003

		Percent of		Percent of
	Portfolio	Portfolio	Portfolio	Portfolio

Commercial	$ 58,699	13.6	$ 52,613	14.4
Real estate
Residential 1- 4 family	9,415	2.2	9,545	2.6
Commercial	251,465	58.4	212,067	58.2
Construction	102,042	23.7	80,254	22.0
Consumer	5,247	1.2	6,910	1.9
Small loans	3,821	0.9	3,158	0.9

Loans, net of unearned income	430,689	100.0	364,547	100.0

Unearned income	(1,166)		(1,054)
Allowance for credit losses	(7,189)		(7,589)

Total loans, net	$ 422,334		$ 355,904

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5 - Loans (continued)

                Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2004	2003	2002

Balance at beginning of year	$7,589	$7,947	$4,088
Provision charged (credited) to operations	227	2,329	2,343
Transfer from Harbor Bank	-	-	3,868
Charge-offs (community banking)	(897)	(2,008)	(876)
Recoveries (community banking)	698	268	60
Charge-offs (small loans)	(1,165)	(1,882)	(2,398)
Recoveries (small loans)	737	935	862

Net charge-offs	(627)	(2,687)	(2,352)

Balance at end of year	$7,189	$7,589	$7,947

Ratio of net charge-offs to average loans outstanding	0.16%	0.74%	0.75%
Following is a summary of information pertaining to impaired loans:
	2004	2003	2002

December 31
Impaired loans without a valuation allowance	$906	$266	$748
Impaired loans with a valuation allowance	2,175	1,938	5,795

Total impaired loans	$3,081	$2,204	$6,543

Valuation allowance related to impaired loans	$530	$869	$908

Years ended December 31
Average investment in impaired loans	$1,746	$3,870	$2,925
Interest income recognized on a cash
basis on impaired loans	$-	$-	$-

At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were impaired. Loans over 90 days past due still accruing interest were $2,004 and $2 at December 31, 2004 and 2003, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2004 and 2003. Total loans outstanding at December 31, 2004 and 2003 to key officers and directors were $6,745 and $7,923, respectively. During 2004, advances totaled $1,581 and repayments totaled $2,752 on these loans. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2004 and 2003, there were no loans to related parties that were considered to be classified or impaired.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

 The components of premises and equipment at December 31 are as follows:

	2004	2003

Land	$1,336	$1,807
Buildings and leasehold improvements	9,939	10,148
Equipment, furniture and fixtures	9,131	10,552
Construction in progress	568	17

Total cost	20,974	22,524
Less accumulated depreciation and amortization	9,245	10,412

Premises and equipment	$11,729	$12,112

Depreciation expense was $1,559, $1,479 and $1,149 in 2004, 2003 and 2002, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $666, $672 and $509 for 2004, 2003 and 2002, respectively, which is included in occupancy expense. Subsequent to year-end, the Company purchased property in Dupont, Washington for $2 million for future use as corporate headquarters. The transaction closed on February 17, 2005.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2005	$695
2006	624
2007	611
2008	632
2009	694
Thereafter	721

$3,977

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7 - Foreclosed Real Estate
Foreclosed real estate consisted of the following at December 31:
	2004	2003

Real estate acquired through
foreclosure	$718	$1,996
Allowance for losses	-	-

Total foreclosed real estate	$718	$1,996

Changes in the allowance for losses on foreclosed assets for the years ended December 31 are as follows:

	2004	2003		2002

Balance, beginning of year	$ -	$ 250		$250
Provision for losses	-	(250)		-

Balance, end of year	$ -	$ -		$250

Note 8 - Deposits
The composition of deposits at December 31 is as follows:
			2004		2003

Demand deposits, non-interest bearing			$ 72,250		$ 81,344
NOW and money market accounts			128,133		148,831
Savings deposits			23,020		33,714
Time certificates, $100,000 or more			50,951		46,437
Other time certificates			52,367		71,897

Total			$ 326,721		$ 382,223

Scheduled maturities of time deposits for future years ending December 31 are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2005	$ 75,311
2006	10,987
2007	9,377
2008	6,855
2009	788

$ 103,318

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9 - Federal Funds Purchased and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date. The balances at December 31, 2004 represent advances from a line of credit agreement with KeyBank (agreement had a limit of $15 million at December 31, 2004). Federal funds purchased were $5,575,000 as of December 31, 2004. The Company had no federal funds purchased at December 31, 2003.

Short-term borrowings at December 31 are as follows:

	2004	2003

Overnight Cash Management Advances with the Federal
Home Loan Bank. The Advances are secured by a
blanket pledge of assets and bears interest at a rate of
2.35% on December 31, 2004.	$6,100	$-
Demand note issued to U.S. Treasury, bearing interest
at the federal funds rate less .25% (2.00% at
December 31, 2004), due on demand, secured by
securities pledged to the Federal Reserve Bank of
San Francisco in the amount of $4,156 in 2003 and	2,463	1,734
$3,729 in 2004.
Note payable to Citigroup, maturing August 2005; principal
and interest due upon maturity at a rate of 2.15%. The
note is secured by securties pledged to Citigroup in the
amount of $8,000.	8,000	-
Note payable to Citigroup, maturing May 2005; interest
payable quarterly at a rate of 2.10%. The note is
secured by securties pledged to Citigroup in the
amount of $14,700.	14,700	-
Note payable to Citigroup, maturing January 2004; interest
payable quarterly at a rate of 1.20%. The note is
secured by securties pledged to Citigroup in the
amount of $5,000	-	5,000
Note payable to Citigroup, maturing March 2004; interest
payable quarterly at a rate of 1.21%. The note is
secured by securties pledged to Citigroup in the
amount of $9,700.	-	9,700
Short-term borrowings with the FHLB. Borrowings are fully
collateralized by a separate portfolio of securities and
commercial real estate loans pledged to FHLB in the
amount of $105,509. Borrowings mature beginning
in January and ending in April 2005 at a weighted
average interest rate of 2.23%.	80,600	-
Overnight repurchase agreements with customers.
Balances of repurchase agreements fully collateralized
by separate portfolio of securities pledged to Federal
Home Loan Bank of Seattle in the amount of $15,307 and
$18,462, at December 31, 2004 and 2003, respectively.
The weighted average interest rate on
these agreements was .96% and .65% at December 31,
2004 and 2003, respectively.	11,265	17,960

	$123,128	$34,394

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9 - Federal Funds Purchased and Short-Term Borrowings (continued)
Information concerning short-term borrowings is summarized as follows:

	2004	2003	2002

Average balance during the year	$61,588	$23,443	$11,450
Average interest rate during the year	1.6%	1.1%	1.8%
Maximum month-end balance during
the year	$123,128	$34,394	$27,802
Weighted average rate at December 31	2.2%	0.9%	0.9%

Note 10 - Long-Term Debt and Junior Subordinated Debentures

Long-term debt at December 31 is as follows:	2004	2003

Term advances from Federal Home Loan Bank of
Seattle, maturing December 2007; two advances of
$5,000 each, interest-only, monthly payments prior to
maturity, fixed interest rates on advances are 3.78% and 3.58%.	$ 10,000	$ 10,000

Note payable to Citigroup, maturing August 2005; principal and interest due upon maturity at a rate of 2.84%. The note is secured by securities pledged to Citigroup in the amount
of $8,000. Note payable transferred to short term borrowings in 2004 (see Note 9).	-	8,000

Note payable to Citigroup, maturing August 2006; interest due quarterly at a rate of 2.84%. The
note is secured by securities pledged to Citigroup in the amount of $5,000.	5,000	5,000

Junior subordinated debentures issued April 2003, maturing April 2033; interest only payments due
quarterly at a rate of LIBOR plus 3.25%(5.81% at December 31, 2004).	6,186	6,000

Junior subordinated debentures issued April 2003, maturing April 2033; interest only payments due
quarterly at a rate of LIBOR plus 3.25%(5.81% at December 31, 2004).	13,403	13,000

	$ 34,589	$ 42,000

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10 - Long-Term Debt and Junior Subordinated Debentures (continued)

Junior subordinated debentures - On July 11, 2002, $13,000 of floating rate capital securities were issued by VFG Capital Trust I (the Trust I). The Trust I is a business trust organized in 2002, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.65% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than July 7, 2007 and not later than October 7, 2032. After July 7, 2007, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

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

Scheduled maturities of long-term debt for future years ending December 31 are as follows:

	Parent	Consolidated

2006	$-	$5,000
2007	-	10,000
2008
Thereafter	19,589	19,000

	$19,589	$34,000

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 11 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2004	2003	2002

Current	$6,741	$4,673	$2,529
Deferred (benefit)	(1,120)	(500)	130

	$5,621	$4,173	$2,659

The following reconciliation is between the statutory and the effective federal income tax rate for the years ended December 31:

	2004		2003		2002

		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income tax based
on statutory rate	$ 6,089	35.0	$ 4,630	35.0	$ 3,105	35.0
Adjustments resulting from
Tax-exempt income	(123)	(0.7)	(137)	(1.1)	(156)	(1.7)
Life insurance income	(111)	(0.6)	(163)	(1.2)	(136)	(1.5)
Tax credits	(115)	(0.7)	(115)	(0.9)	(115)	(1.3)
Other	(119)	(0.6)	(42)	(0.3)	(39)	(0.5)

Total income taxes	$ 5,621	32.4	$ 4,173	31.5	$ 2,659	30.0

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2004	2003

Deferred tax assets
Allowance for credit losses	$1,897	$1,974
Deferred compensation	1,259	987

Total deferred tax assets	$3,156	$2,961

Deferred tax liabilities
Deferred income	$1,002	$1,300
Unrealized gain on securities available-for-sale	124	66
Intangibles	541	1,058
Accumulated depreciation	283	370
Other deferred tax liabilities	121	144

Total deferred tax liabilities	$2,071	$2,938

Net deferred tax (assets) liabilities	$(1,085)	$(23)

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 12 - Commitments and Contingent Liabilities

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

	2004	2003

Commitments to extend credit
Real estate secured	$48,832	$36,238
Credit card lines	3,207	3,083
Other	87,007	74,610

Total commitments to extend credit	$139,046	$113,931

Standby letters of credit	$3,327	$3,423

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 12 - Commitments and Contingent Liabilities (continued)

The Company has entered into contracts with certain of its executives and others, which provide for contingent payments subject to future events.

Note 13 - Significant Concentrations of Credit Risk

The Bank has concentrated credit risk exposure, including off-balance-sheet credit risk exposure, related to real estate loans as disclosed in Notes 5 and 12. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate lending arrangements and typically maintains loan-to-value ratios of no greater than 80%.

Investments in state and municipal securities generally involve governmental entities within Washington State. Loans are generally limited, by state banking regulation, to 20% of the Bank's stockholder's equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $14,800.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangement, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

Note 14 - Benefit Plans

Employee stock ownership plan - The Company has a combined employee stock ownership plan and profit sharing plan with 401(k) provisions (KSOP) which covers substantially all employees who have completed at least one year of service. The Company accounts for the KSOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

Eligible employees may defer up to 15% of their annual compensation on a pre-tax basis subject to certain IRS limits. The Company contributes to the plan one-half the employees' contributions up to 3% of the employees' compensation. Profit sharing contributions to the plan may also be made at the discretion of the Board of Directors. Company contributions to this plan totaled $472, $562 and $600 in 2004, 2003 and 2002, respectively. Dividends paid on allocated shares are distributed to the employee account.

The KSOP allocated shares were 699,157, 690,228, and 659,145 as of December 31, 2004, 2003 and 2002 respectively.

Upon termination from the plan, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash. Certain participants may also be eligible to diversify a certain percentage of their accounts. A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant. This permits the participant to sell the stock to the Company at fair value at any time during the option periods, which can be as long as 18 months. At December 31, 2004, 2003 and 2002, outstanding put options were not material.

Incentive compensation plan - Incentive compensation is awarded to officers and qualified

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

employees based on the financial performance of the Company. Awards are payable if the Company and the Bank meet earnings and other performance objectives and are determined as a percentage of their base salary. Awards under the plan for 2004, 2003 and 2002 totaled $654, $876, and $576, respectively.

Salary continuation plan - The Company provides a Salary Continuation Plan (SCP) covering certain management personnel. The post-retirement benefit provided by the SCP is designed to supplement a participating officer's retirement benefits received from social security. This plan was established in 2001 and is a successor plan to the Executive Supplemental Income Plan described below. Expenses related to this plan totaled $851, $496 and $416 in 2004, 2003 and 2002, respectively.

Benefits to employees may be funded by life insurance policies purchased by the Company, which had cash surrender values of $12,403 and $12,128 at December 31, 2004 and 2003, respectively. Liabilities to employees, which are being accrued under a discounted cash flow method using a discount rate of 7% - 8% over their expected time to retirement, were $2,765 and $1,997 at December 31, 2004 and 2003, respectively.

Executive supplemental income plan - The Company provided an Executive Supplemental Income (ESI) plan covering certain management personnel. This plan has been superceded by the Salary Continuation Plan. Former employees are currently receiving benefits under this plan. Expenses related to this plan totaled $19, $21 and $23 in 2004, 2003 and 2002, respectively. Liabilities to employees under this plan were $254 and $278 at December 31, 2004 and 2003, respectively.

Director benefits - In 1992 the Board of Directors approved a plan under which a director may elect to defer director fees until retirement, and to provide a death benefit. Accrued liabilities to directors at December 31, 2004 and 2003 totaled $323 and $325, respectively. There were no expenses associated with this plan in 2002. Expenses associated with this plan were $20 and $14 in 2004 and 2003, respectively.

Benefits to directors may be funded by life insurance policies purchased by the Company, which had cash surrender values of $1,028 and $985 at December 31, 2004 and 2003, respectively.

Long-term care plan - In 2003, the Company purchased long-term care insurance on certain management personnel. Benefits under this plan vest over ten years from the agreement date. In 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over ten years from the date of initial service to the Company. Expense associated with these plans was $14 and $54 in 2004 and 2003, respectively.

Note 15 - Stock Option Plans

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted average assumptions:

	2004	2003	2002

Dividend yield	1.6%	1.8%	1.7%
Expected life	7 years	7 years	8 years
Risk-free interest rate	3.9%	3.6%	5.1%
Expected volatility	19.4%	22.6%	19.5%

The weighted average fair value of options granted during 2004, 2003 and 2002 was $3.70, $3.41 and $2.48, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted during 2004, 2003 and 2002 are 20% vested on each of the five subsequent anniversaries of the grant date.

Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits, and are as follows:

	Employee Options	Director Options	Total Options	Weighted Average Exercise Price

Under option at December 31, 2001	880,638	109,800	990,438	$6.13
Granted	31,500	42,000	73,500	6.83
Exercised	(104,643)	(54,537)	(159,180)	4.53
Forfeited	(19,608)	(8)	(19,616)	5.08

Under option at December 31, 2002	787,887	97,256	885,143	$6.51
Granted	37,500	13,500	51,000	13.67
Exercised	(256,046)	(4,800)	(260,846)	6.04
Forfeited	(56,652)	-	(56,652)	7.07

Under option at December 31, 2003	512,690	105,956	618,646	$7.23
Granted	71,250	5,250	76,500	15.33
Exercised	(206,990)	(43,504)	(250,494)	5.84
Forfeited	(5,105)	(3,502)	(8,607)	10.72

Under option at December 31, 2004	371,845	64,200	436,045	$9.37

Options exercisable at December 31, 2004	243,625	19,950	263,575	$7.59

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

Options becoming exercisable under both stock option plans in future years ending December 31 are as follows:

2005 - 52,590; 2006 - 42,090; 2007 - 38,340; 2008 - 24,900; and 2009 - 14,550.

Options outstanding at December 31, 2004 were granted under the 1994 director and 1999 employee stock option plans. These plans were superceded in 2004 with the 2004 Stock Incentive Plan and accordingly no further options will be granted under the 1994 and 1999 plans. Options for 300,000 shares remain available under the 2004 plan at December 31, 2004.

The following summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

Under $7.00	160,870	7.13	$6.21	113,050	$5.95
$7.46 to $8.00	97,725	4.59	7.58	87,225	7.56
$10.00	54,000	4.19	10.00	54,000	10.00
$13.67	50,700	8.59	13.67	9,300	13.67
$15.33	72,750	9.30	15.33	-	15.33

	436,045			263,575

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31
	2004	2003

Assets
Cash	$2,549	$6,273
Investment in the Bank	74,057	61,910
Other assets	1,468	798

Total assets	$78,074	$68,981

Liabilities and Stockholders' Equity

Liabilities
Junior subordinated debentures	$19,589	$19,589
Other liabilities	645	719

Total liabilities	20,234	20,308

Shareholders' Equity	57,840	48,673

Total liabilities and shareholders' equity	$78,074	$68,981

Condensed Statement of Income -
Years Ended December 31
	2004	2003	2002

Operating Income
Dividends from the Bank	$-	$-	$1,220
Interest	31	27	7

Total operating income	31	27	1,227
Operating Expenses
Interest	1,024	882	409
Other	216	128	374

Total operating expenses	1,240	1,010	783

Income (loss) before income taxes and
equity in undistributed income
of the Bank	(1,209)	(983)	444

Income Tax Benefit	(363)	(379)	(224)

Income (loss) before equity in
undistributed income of the Bank	(846)	(604)	668

Equity in Undistributed Income of the Bank	12,623	9,660	5,544

Net income	$11,777	$9,056	$6,212

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash
Flows - Years Ended December 31
	2004	2003	2002

Cash Flows from Operating Activities
Net income	$11,777	$9,056	$6,212
Adjustments to reconcile net income to net
cash from operating activities
Equity in undistributed income of
the Bank	(12,623)	(9,660)	(5,544)
Other - net	883	(143)	(726)

Net cash from operating activities	37	(747)	(58)

Cash Flows from Investing Activities
Cash investment in (return from) the Bank	(893)	691	(6,929)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,464	1,608	732
Repurchase of common stock	(3,007)	(4,828)	(950)
Proceeds from long-term debt	-	6,186	14,000
Payments on long-term debt	-	(1,000)	(550)
Payment of dividends	(1,325)	(1,048)	(878)

Net cash from financing activities	(2,868)	918	12,354

Net increase (decrease) in cash	(3,724)	862	5,367

Cash, beginning of year	6,273	5,411	44

Cash, end of year	$2,549	$6,273	$5,411

Note 17 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (continued)

As of December 31, 2004, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios are as follows:
						To Be
						Well Capitalized
						Under Prompt
				For Capital		Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2004:
Tier I capital (to average assets):
Consolidated	$ 67,110	12.94%	$20,745	>	4.00%	N/A		N/A
VB	64,327	11.90%	21,626	>	4.00%	$ 27,032	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	67,110	12.24%	21,931	>	4.00%	N/A		N/A
VB	64,327	11.76%	21,884	>	4.00%	32,827	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	73,966	13.49%	43,863	>	8.00%	N/A		N/A
VB	71,170	13.01%	43,769	>	8.00%	54,711	>	10.00%

As of December 31, 2003:
Tier I capital (to average assets):
Consolidated	$ 53,127	10.70%	$19,861	>	4.00%	N/A		N/A
VB	49,593	9.98%	19,876	>	4.00%	$ 24,846	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	53,127	11.20%	18,974	>	4.00%	N/A		N/A
VB	49,593	10.46%	18,965	>	4.00%	23,706	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	61,898	13.04%	37,974	>	8.00%	N/A		N/A
VB	55,539	11.72%	37,910	>	8.00%	47,388	>	10.00%

Restrictions on retained earnings - The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2004, the Bank could pay dividends to its parent of up to $16,459 and still be well capitalized under prompt corrective action provisions.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 18 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 were as follows:

		2004		2003

	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks, interest
bearing deposits with banks, and
federal funds sold	$13,861	$13,861	$24,791	$24,791
Securities available-for-sale	$73,291	$73,291	$84,878	$84,878
Securities held-to-maturity	$-	$-	$505	$525
Loans held-for-sale	$3,118	$3,118	$4,138	$4,138
Loans receivable, net	$422,334	$419,982	$355,904	$355,716
Accrued interest receivable	$2,084	$2,084	$1,824	$1,824

Financial Liabilities
Deposits	$326,721	$327,078	$382,223	$382,927
Federal funds purchased	$5,575	$5,575	$-	$-
Short-term borrowings	$123,128	$123,128	$34,394	$34,394
Long-term debt	$15,000	$14,824	$23,000	$23,380
Junior subordinated debentures	$19,589	$19,589	$19,000	$19,000
Accrued interest payable	$620	$620	$174	$174

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 19 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2004	2003	2002

Other operating income
Commission on sale of non-deposit
investment products	$-	$459	$524
Earnings on bank owned life insurance	$622	$470	$441
Gain on sale of foreclosed real estate	$-	$2,373	$-
Small loan miscellaneous income	$-	$1,180	$-
Rent from foreclosed real estate	$-	$-	$381

Other operating (income) expense
State taxes	$592	$-	$856
Advertising and marketing	$714	$802	$569
Expenses of salary continuation plan and
executive supplemental income plan	$851	$-	$439
Consulting fees	$-	$486	$424

Note 20 - Earnings Per Share Disclosures

In May 2004, the Company's Board of Directors approved a 3 for 2 stock split to shareholders of record on May 16, 2004. In November 2002, the Company's Board of Directors approved a 2 for 1 stock split to stockholders of record on November 15, 2002. The earnings per share, the shares used for purposes of recalculating earnings per share, and the option amounts and prices for the years ended December 31, 2004, 2003 and 2002, have been retroactively adjusted for these splits as they took place prior to 2004 and 2002, respectively.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 20 - Earnings Per Share Disclosures (continued)

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2004
Basic earnings per share
Net income	$ 11,777	6,487,613	$ 1.82
Effect of dilutive securities
Options		166,319	(0.05)

Diluted earnings per share
Net income	$ 11,777	6,653,932	$ 1.77

Year ended December 31, 2003
Basic earnings per share
Net income	$ 9,056	6,560,403	$ 1.38
Effect of dilutive securities
Options		294,939	(0.06)

Diluted earnings per share
Net income	$ 9,056	6,855,342	$ 1.32

Year ended December 31, 2002
Basic earnings per share
Net income	$ 6,212	6,569,865	$ 0.95
Effect of dilutive securities
Options		127,490	(0.02)

Diluted earnings per share
Net income	$ 6,212	6,697,355	$ 0.93

The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 21 - Business Segment Information

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through its 14 offices in Washington State. The small loan division provides small, short-term consumer loans to customers in Arkansas.

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

Financial highlights by line of business as of and for the years ended December 31, were as follows:

	Community	Small
	Banking	Loans	Total

December 31, 2004
Net interest income after provision for credit losses	$23,167	$1,740	$24,907
Non-interest income	13,582	(13)	13,569
Non-interest expense	20,973	105	21,078
Income taxes	5,126	495	5,621

Net income	$10,650	$1,127	$11,777

Total assets	$549,797	$6,419	$556,216

Total loans	$428,820	$3,821	$432,641

December 31, 2003
Net interest income after provision for credit losses	$20,058	$2,803	$22,861
Non-interest income	11,551	1,009	12,560
Non-interest expense	21,848	344	22,192
Income taxes	2,994	1,179	4,173

Net income	$6,767	$2,289	$9,056

Total assets	$506,844	$7,056	$513,900

Total loans	$364,473	$3,158	$367,631

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 21 - Business Segment Information (continued)

December 31, 2002
Net interest income after provision for credit losses	$17,845	$3,234	$21,079
Non-interest income	7,864	1	7,865
Non-interest expense	19,292	781	20,073
Income taxes	1,832	827	2,659

Net income	$4,585	$1,627	$6,212

Total assets	$457,159	$17,291	$474,450

Total loans	$360,597	$8,967	$369,564

VENTURE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note 22 - Subsequent Event

On January 19, 2005, the Company declared a dividend in the amount of $.065 per share to be paid on February 11, 2005 for shareholders of record as of January 31, 2005.

Note 23 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

Year ended December 31, 2004
Interest and dividend income	$8,545	$8,159	$7,563	$7,561
Interest expense	(2,025)	(1,650)	(1,522)	(1,497)

Net interest income	6,520	6,509	6,041	6,064

Provision for loan losses	330	(282)	(143)	(132)
Noninterest income	7,679	2,106	1,988	1,796
Noninterest expenses	(5,687)	(5,342)	(5,123)	(4,926)

Income before income taxes	8,842	2,991	2,763	2,802

Income taxes	(3,050)	(804)	(873)	(894)

Net income	$5,792	$2,187	$1,890	$1,908

Earnings per share
Basic	$0.89	$0.34	$0.29	$0.30
Diluted	$0.86	$0.33	$0.28	$0.28

Year ended December 31, 2003
Interest and dividend income	$7,437	$7,519	$8,164	$8,236
Interest expense	(1,491)	(1,507)	(1,550)	(1,618)

Net interest income	5,946	6,012	6,614	6,618

Provision for loan losses	(476)	(654)	(622)	(577)
Noninterest income	2,390	5,155	2,449	2,566
Noninterest expenses	(4,914)	(5,647)	(5,651)	(5,980)

Income before income taxes	2,946	4,866	2,790	2,627

Income taxes	(921)	(1,571)	(836)	(845)

Net income	$2,025	$3,295	$1,954	$1,782

Earnings per share
Basic	$0.31	$0.51	$0.30	$0.27
Diluted	$0.30	$0.48	$0.29	$0.26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosures.

ITEM 9A - CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Chief Financial Officer have concluded that VFG's disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the year ended December 31, 2004, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

ITEM 9B - Other Information

On December 6, 2004, the Company entered into an agreement, upon satisfaction of certain contingencies, to purchase land in the city of DuPont Washington for use in the construction of a new corporate office building. The agreement was for a purchase price of $2,000,000 and closed on February 17, 2005. The Company expects to start construction on this building in the third quarter of 2005. The building is expected to be completed in the first quarter of 2007.

On October 1, 2004, the Company entered into an agreement to lease office space in Lakewood Washington to be used as a future site of a Financial Center. Rent payments begin 180 days after the commencement of the lease, or August 1, 2005, at $9,190.42 per month. The estimated cost to remodel this building is $1,320,000. The Financial Center is due to open in the third quarter 2005.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the sections entitled Election of Directors - Information with Respect to Nominees and Directors

68

Whose Terms Continue, and Security Ownership of Certain Beneficial Owners and Management, as set forth in the Proxy Statement

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)(1) Financial Statements.

Index to Consolidated Financial Report

Report of Moss Adams LLP, Independent Registered Public Accounting Firm Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm Consolidated balance sheets as of December 31, 2004 and 2003

Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002

Consolidated statements of shareholders' equity and comprehensive income for the years ended December 31, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)(3) The exhibits listed on the Exhibit Index following signature page. Management contracts and compensatory plans are listed as Items 10.1 to 10.4.

(b)	Exhibits.	See Exhibit Index following signature page
(c)	Financial Statement Schedules:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2005.

VENTURE FINANCIAL GROUP, INC. (Registrant)

By: /s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2005.

Signatures	Title
Chief Executive Officer

/s/ Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board Ken F. Parsons, Sr.

(principal executive officer; principal financial officer; and principal accounting officer)

Remaining Directors:

/s/ Lowell E.(Sonny) Bridges	Director
Lowell E. (Sonny) Bridges

/s/ Linda E. Buckner	Director
Linda E. Buckner

/s/ E. Paul DeTray	Director
E. Paul DeTray

/s/ Jewell C. Manspeaker	Director
Jewell C. Manspeaker

/s/ Patrick L. Martin	Director
Patrick L. Martin

/s/ A. Richard Panowicz	Director
A. Richard Panowicz

/s/ Lawrence J. Schorno	Director
Lawrence J. Schorno

EXHIBIT INDEX
Exhibit
3.1	(a) Amended and Restated Articles of Incorporation.

3.2	(b) Bylaws.

10.1	(c) Employment Contract for Ken F. Parsons, Sr.

10.2	(d) Employment Contract for Jon M. Jones.

10.3	(e) Form of Long-Term Care Agreement.

10.4	(f) Executive Supplemental Income Plan.

10.5	(g) 1999 Stock Option and Restricted Award Plan and form of agreements.

10.6	(h) 1994 Stock Option Plan for Non-employee Directors.

10.7	(i) 2004 Stock Option Plan

10.8	(j) Amended and Restated First Community Financial Group, Inc. Employee Stock Option Plan with 401(k)

Provisions.
10.9	(k) Employment Contract for Cathy M. Reines.

10.10	Dupont Real Estate Purchase and Sale Agreement

10.11	Lakewood Shopping Center Lease Agreement

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams, LLP).

23.2	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen LLP).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of acting Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 2002.

(b)	Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the Fiscal year ending December 31, 2001.

(c)	Incorporated by reference to Exhibit 99.1 of the Registrant's Report on Form 8-K filed on June 8, 2005.

(d)	Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 2001.

(e)	Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on From 10-K for the fiscal year ending December 31, 2001.

(f)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.

(g)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1999.

(h)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.

(i)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2004.

(j)	Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on form 10-K for the fiscal year ending December 31, 2001.

(k)	Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on form 10-K for the Fiscal year ending December 31, 2004.

{THIS PAGE INTENTIONALY LEFT BLANK}

Exhibit 10.10

DUPONT REAL ESTATE PURCHASE AND SALE AGREEMENT

     This Real Estate Purchase and Sale Agreement ("Agreement") is dated for reference purposes December 6, 2004, and is made by and between DuPont Station Partners, LLC, a Washington limited liability company ("Seller"), and Venture Bank ("Buyer").

     Seller acquired several lots in DuPont Station South, which is a District in Northwest Landing Commercial Property, from The Quadrant Corporation, a Washington corporation ("Quadrant"), pursuant to that certain Real Estate Purchase and Sale Agreement mutually accepted on January 9, 2004, as amended (the "Quadrant Agreement"). Seller is adjusting the boundaries of certain of those lots to establish the Property as a separate legal lot and tax parcel, and is continuing to improve and hold the balance of the lots for investment purposes. Certain terms and conditions of the Quadrant Agreement will bind Buyer upon closing of its purchase of the Property. As a result, they are specifically incorporated into this Agreement and made binding upon Buyer as provided in more detail below.

NOW, THEREFORE, the parties agree as follows:

     1 Purchase and Sale. Buyer shall purchase and Seller shall sell the Property under the terms and subject to the conditions set forth in this Agreement. The Property is described on attached Exhibit A1-3. The Property is part of DuPont Station South, which is a district of a commercial development named Northwest Landing Commercial Property.

     2 Boundary Line Adjustment. Seller has submitted an application to adjust the boundaries of lots owned by Seller to establish the Property as a separate legal lot and tax parcel (the "BLA"). Seller will use commercial resources and act with diligence to obtain approval of the BLA. Buyer will fully cooperate with Seller provided Buyer will not be required to incur any out-of-pocket expenses in doing so, unless Seller has agreed to reimburse Buyer for those expenses. Seller's and Buyer's obligations under this Agreement are conditioned upon Seller obtaining approval of the BLA prior to Closing. If Seller is not able to obtain approval of the BLA, Seller shall reimburse Buyer for those architectural fees incurred by Buyer up to a maximum amount of $10,000. Similarly, if Buyer elects to terminate this Agreement for any reason, Buyer will reimburse Seller for those costs and expenses incurred by Seller in its efforts to obtain the BLA whether or not completed, and if desired by the Seller, the cost of restoring the original boundaries of those lots which comprise the Property, up to a maximum amount of $5,000.

     3 Purchase Price and Earnest Money. The purchase price is $2,000,000. Buyer will pay the purchase in cash at closing. Buyer will deposit $100,000 as earnest money (the "Earnest Money") with Land America/Transnation Title Insurance Company (who may be referred to herein as Closing Agent" or "Title Company") within two (2) business days of the mutual execution of this Agreement, and Closing Agent will deposit the Earnest Money into an interest bearing account. Interest will accrue for the benefit of Buyer, and will be added to the Earnest Money (i.e., the party entitled to the Earnest Money will also receive the interest).

     4 Like Kind Exchange. If either Buyer or Seller intend for this transaction to be part of a Section 1031 like-kind exchange, then the other party will cooperate in the completion of the exchange so long as the cooperating party incurs no additional liability in doing so, and so long as any expenses (including attorneys' fees and costs) incurred by the cooperating party that are related only to the exchange are paid or reimbursed to the cooperating party at or prior to closing.

     5 Inspection and Feasibility Contingency. As used in this Agreement, the "Initial Contingency Removal Date" is the date Seller delivers to the Buyer those written approvals from Quadrant referenced below. Buyer's obligations under this Agreement are conditioned upon Seller providing to Buyer, on or before the Initial Contingency Removal Date, written approval from Quadrant for the following:

     a Signage for the building to be constructed by Buyer on the Property as depicted on attached Exhibits B 1-4; and

     b Satellite dishes on the roof of Buyer's building primarily for security communication requirements, subject to the approval of the City of DuPont, and subject to Quadrant's approval of the design, which approval by Quadrant will not be unreasonably withheld.

     Upon the mutual execution of this Agreement, one-half ($50,000) of the Earnest Money will be nonrefundable except where this Agreement provides that the entire Earnest Money (less up to $5,000 pursuant to Section 2)will be refunded to Buyer.

     Buyer's obligations under the Agreement are conditioned upon Buyer and Seller approving the Reciprocal Easement Agreement (REA) attached to this Agreement as Exhibit C1-9 (the "REA") on or before twenty-one days from the execution of this Agreement (the "Final Contingency Removal Date"). Buyer will provide written response to the REA within seven (7) days from the execution of this Agreement. On the Final Contingency Removal Date, if Buyer approves the Reciprocal Easement Agreement, the remaining $50,000 of the earnest money will be nonrefundable except where this Agreement provides that the Earnest Money (less up to $5,000 pursuant to Section 2) will be refunded to Buyer. This Agreement will terminate if the REA is not approved by Buyer and Seller by the Final Contingency Removal Date. Buyer and Seller, by written agreement, can extend the Final Contingency Removal Date. The entire Earnest Money will be credited against the purchase price at closing.

     If Buyer terminates the Agreement prior to Seller delivering the written approvals from Quadrant for the two items referenced in subparagraphs (a) and (b) above, then Closing Agent will refund the entire Earnest Money to Buyer, less up to $5,000 to reimburse Seller for the cost of the BLA as provided in Section 2 above. If Buyer terminates this Agreement after Seller delivers the written approvals and prior to the Final Contingency Removal Date, then Closing Agent will refund one-half of the Earnest Money to Buyer, less up to $5,000 to reimburse Seller for the cost of the BLA as provided in Section 2 above, and will deliver the other half to Seller. If Buyer terminates this Agreement after the Final Contingency Removal Date, or if Buyer fails to close without legal excuse, then Closing Agent will deliver the entire Earnest Money to Seller.

     Prior to executing this Agreement, Buyer has inspected and satisfied itself with all other aspects of the Property. In this regard, Seller provided to Buyer prior to the execution of this Agreement all documents available to Seller relating to the ownership or development of the Property including a Phase I Environmental Report provided by Quadrant, all covenants, conditions and restrictions ("CC&Rs"), reciprocal easement agreements, common area maintenance agreements, and any studies, surveys, or reports which Seller has received from Quadrant or which Seller has prepared on its own behalf ("Due Diligence Documents"). If Seller delivers any Due Diligence Documents to Buyer after the Final Contingency Removal Date, then, within ten (10) days of Buyer's receipt of the same, Buyer will notify Seller of those changes to the new Due Diligence Documents which are reasonably necessary to accommodate Buyer's intended use. Seller will respond in writing to Buyer's notice within the following ten (10) days stating whether or not Seller will be able to accomplish those changes by closing. If Seller is not able to accomplish those changes by Closing, Buyer may terminate this Agreement by a further written notice to Seller delivered within five (5) days of receipt of Seller's notice. Upon a timely termination by Buyer, Closing Agent will refund the entire Earnest Money to Buyer less up to $5,000 to reimburse Seller for BLA as provided in Section 2 above. Buyer acknowledges that Seller has the obligation under the Quadrant Agreement to cooperate with Quadrant in establishing CC&Rs, reciprocal easement agreements, and common area maintenance agreements, and that doing so will not be a breach of Seller's obligations under this Agreement, unless contrary to any provision herein unless contrary to any provision herein.

     Prior to the execution of the Agreement, Seller has allowed Buyer and its agents to enter onto the Property and to conduct those inspections and studies as

Buyer deemed necessary and appropriate, at Buyer's sole cost and expense. Buyer and its agents will continue to have access to the Property through closing. Buyer will defend, indemnify and hold Seller harmless from any claim, loss, or liability in connection with any entry onto the Property, any claim for lien or damage, or any activities on the Property, in each case by Buyer or its agents, employees, consultants and contractors. Buyer will keep the Property free from any liens arising through activities on the Property by Buyer, its agents, employees, consultants and contractors, and will return the Property to its original condition in the event Buyer does not complete its purchase of the Property. The foregoing indemnification obligation will survive closing and any termination of this Agreement. As a continuing condition of Buyer's right of entry, Buyer will (i) give advance notice of such entry and the proposed activity to Seller, and (ii) provide Seller with proof of insurance coverage acceptable to Seller.

     Upon an termination of this Agreement other than as consequence of Seller's default, Buyer will provide to Seller copies of all written studies, reports, drawings, plans, and other documents prepared for Buyer by third parties prior to closing with respect to utility location and civil work. Buyer will not thereby be warranting and will not be responsible for, the accuracy, completeness, fitness, or usability of such reports or the conclusions or recommendations stated therein.

     6 Title Insurance. Buyer and Seller have approved the condition of title as shown on the Pro Forma Policy amended October 14, 2004 attached hereto as Exhibit D1-8, except that Exception 12 shall be removed and shown as a note in Exception 5. If Seller or Title Company give Buyer notice that they are not able to provide the Pro Forma Policy at Closing or are not able to convey title in condition required by this Agreement due to additional title matters shown on any supplemental title report or otherwise, then Buyer will have five (5) days after receiving Seller's notice to either accept or reject those title matters in Buyer's discretion. If Seller and Buyer are not able to resolve any objectionable title matters within the following five (5) days, then this Agreement will terminate and Closing Agent will refund the entire Earnest Money to Buyer, less up to $5,000 to reimburse Seller for the cost of the BLA as provided in Section 2 above. Those title matters shown on the attached Pro Forma Policy and those shown on any supplemental report issued after the date of this Agreement and if the same are approved by Buyer, may be referred to herein as the "Permitted Exceptions." Buyer's obligation to purchase the Property is conditioned upon Title Company issuing to Buyer at closing an owner's policy of title insurance in the same form as the Pro Forma policy, amended to include any additional Permitted Exceptions. If this condition is not satisfied, Buyer may elect to either waive its objection and close the purchase of the property, or terminate the Agreement and receive a full refund of the earnest money, less up to $5,000 to reimburse Seller for the cost of the BLA as provided in Section 2 above. Seller will pay the premium attributable to standard coverage and Buyer will pay any increased costs attributable to extended coverage and any additional endorsements requested by Buyer, and the cost of any survey required by Title Company.

     7 Reciprocal Easement Agreement. The REA attached as Exhibit C which is subject to Buyer's approval as noted in Section 5, addresses a number of matters including the following:

a	Covenants regarding height restrictions;

b	The responsibility of Buyer and Seller for the cost of waterlines, sewer lines and storm water lines;

              c Development of a plan for the installation of utilities serving the Property and those lots in DuPont Station South currently owned or being purchased by Seller other than the Property (referred to herein as the "Seller Lots");

             d The Seller Lots will not have any reciprocal parking rights in Buyer's Exclusive Parking Area as shown on attached Exhibit E; and

             e. The Seller Lots will not have the right to place any additional garbage or trash dumpsters on the Property, and the only dumpsters on the Property are those serving Buyer or its tenants. Buyer will have until the Final Contingency Removal Date to approve the Reciprocal Easement Agreement as provided in the introductory paragraph above. Failure to approve the REA coupled with timely notice to Seller (pursuant to the paragraphs above) shall entitle Buyer to a full refund of all earnest money, less up to $5,000 to reimburse Seller for the cost of the BLA as provided in Section 2 above.

     8 Cross-Parking Covenants. Seller and Quadrant interpret the applicable covenants for the Property to allow cross-parking only for customers while transacting business within DuPont Station South. Sound Transit has purchased a lot adjacent to the Property in DuPont Station South for use as a commuter parking lot. If Sound Transit asserts cross-parking rights on the Property, Seller will amend the applicable covenants to confirm that there are not cross-parking on the Property in favor of Sound Transit commuters. Buyer will vote in favor of that amendment if one is necessary. Buyer acknowledges that Buyer will need to complete its building on the Property before the amendment may be approved to provide Seller and Buyer the votes necessary to pass the amendment.

     9. Use as a Bank Facility. Excluding City codes and requirements, Seller hereby consents and agrees that Buyer may operate a banking institution on the Property and that to the best of Seller's knowledge there are no restrictions of record limiting Buyers use of the property as a banking facility, provided, however, Buyer recognizes that banking is a regulated activity in the State of Washington and that buyer must have all proper approvals from the State of Washington and that the zoning of the Property is governed by the City of

DuPont.

     10. Seller' Approval of Site Plan and Building Plans. Prior to the execution of this Agreement, Seller has approved Buyer's preliminary site plan and schematic design for those improvements Buyer intends to construct on the Property, a copy of which is attached as Exhibit F (the "Preliminary Plan"). Buyer will obtain Seller approval of all material changes to the Preliminary Plan (e.g., changes to the amount and layout of parking, increases to the amount of retail space, and significant changes to the exterior appearance of the improvements), which approval will not be unreasonably withheld or delayed. Buyer will obtain all governmental approvals necessary to construct improvements on the Property pursuant to the Preliminary Plan, as it may be amended. Buyer acknowledges that those permits and approvals for its intended improvements might not be issued prior to the Final Contingency Removal Date.

     11. Closing Date. Subject to all contingencies herein, closing will occur at the offices of Closing Agent on February 22, 2005. Buyer will be entitled to possession at closing. Time is of the essence in the performance of this Agreement. Buyer's obligations to close the purchase of the Property remains conditioned upon Seller completing the Boundary Line Adjustment (referred to as the "BLA" in Section 2 above) with the city of Dupont to establish the property identified in Section 1 above as a separate legal lot. The site plan for the BLA is attached hereto as Exhibit A. Failure of Seller to complete the BLA as provided on or before date of closing, will entitle the Buyer to a full refund of all earnest money paid, less up to $5,000 to reimburse Seller for the cost of the BLA as provided in Section 2 above.

     12. Actions to be Taken at Closing and Pro-rations. At closing, Buyer and Seller will execute and deliver all documents required to be executed, delivered or recorded in connection with the sale of the Property including a statutory warranty deed subject only to the Permitted Exceptions, FIRPTA affidavit, real estate excise tax, affidavit, escrow instructions, LPO disclosures, and Closing Agent's preliminary settlement statements. Seller will pay the real estate excise tax, one-half of the escrow fees charged by Closing Agent, and that portion of the premium for the owner's coverage title policy attributable to standard coverage. Buyer will pay the cost of recording the deed, one half of the escrow fees charged by Closing Agent, and the excess costs attributable to extended coverage for the owner title policy including any additional endorsements requested by Buyer, and the cost of any survey required by Title Company. Real estate taxes and assessments payable during 2005, and any assessments, maintenance charges or other fees payable under the CC&Rs, reciprocal easements agreements, or common area maintenance agreements for DuPont Station South or Northwest Landing Commercial Property payable during 2005 will be prorated as of the date of closing. Each party will pay their own attorneys' fees. Any other closing costs will be allocated between parties in the manner customary for closings in Pierce County, Washington. Closing Agent will record the REA immediately following the statutory warranty deed and prior to recording any other documents including financing documents, and the recording fees for the REA will be allocated equally between Buyer and Seller. Closing will be deemed to have occurred when all documents are recorded and the purchase price is available to Seller. Any assessments, maintenance charges or other fees payable under the CC&Rs, reciprocal easements agreements, or common area maintenance agreements for DuPont Station South or Northwest Landing Commercial Property payable during 2005 will be prorated as of the day of closing. Buyer will be provided copies of all documents, invoices, etc. relative to these pro rated costs.

     13. Seller's Representations and Warranties. Seller represents and warrants to Buyer that each of the following is true as of the date of this Agreement and, except as may be disclosed by Seller, will be true as of the date of closing:

             a Seller is authorized to enter into this Agreement to sell the Property, and to perform its obligations under this Agreement;

             b Seller is not aware of any material misstatements or material omissions in the Due Diligence Materials;

             c Seller has received no notice of pending or threatened litigation which would adversely effect the Property or Buyer's ownership thereof after closing;

             d There are no covenants, conditions, restrictions, or contractual obligations of Seller which will adversely effect Buyer's ownership of the Property after closing or prevent Seller from performing its obligations under the Agreement except as disclosed to Buyer including in the Pro Forma Title Policy or the Due Diligence Materials;

             e Seller has received no notice of pending condemnation or similar proceedings effecting the Property, and except as otherwise disclosed to Buyer including in the Pro Forma Title Policy or the Due Diligence Materials, the Property is not within the boundaries of any planned or authorized local improvement district;

             f Seller or Quadrant has paid, except to the extent prorated at closing, all local, state and federal taxes applicable to the period prior to closing which, if not paid, would constitute a lien on the Property, or for which Buyer may be held liable after closing;

             g Neither Seller nor Quadrant has received any notices of violation of building, zoning or land use codes applicable to the Property; and

             h Seller is not aware of any concealed material defects in the Property.

     Seller makes no representations or warranties regarding the Property other than those specified in this Agreement. Buyer takes the Property "AS-IS," and Buyer will otherwise rely on its own pre-closing inspections and investigations.

     14. Hazardous Substances. Except as disclosed to or known by Buyer prior to the Final Contingency Removal Date, Seller represents and warrants to Buyer that: (i) Seller is not aware of any Hazardous Substances (as defined below) currently located in, on, or under the Property in a manner or quantity that presently violates any Environmental Law (as defined below); (ii) Seller is not aware of any underground storage tanks located on the Property; and (iii) Seller is not aware of any pending or threatened investigation or remedial action by any governmental agency regarding the release of Hazardous Substances or the violation of any Environmental Law at the Property. As used herein, the term "Hazardous Substances" shall mean any substance or material now or hereafter defined or regulated as a hazardous substance, hazardous waste, toxic substance, pollutant, or contaminant under any federal, state or local law, regulation, or ordinance governing any substance that could cause actual or suspected harm to human health or the environment ("Environmental Law"). The term "Hazardous Substance" specifically includes but is not limited to petroleum, petroleum bi-products, and asbestos.

     15. Notices. All notices required or permitted under this Agreement shall be in writing and will be effective (a) when personally delivered, (b) when transmitted by facsimile provided electronic confirmation is received by the sending party, or (c) on the third day after being deposited in the United States First-Class Mail, postage prepaid, in each case addressed as follows:

If to Seller:                 DuPont Station Partners, LLC

Michael N. Rabstoff, Managing Member
1145 Broadway Plaza, Suite 1300
Tacoma, WA 98402
Fax No. (253) 284-2845

With a copy to:	Kerry S. Bucklin
Short Cressman & Burgess PLLC
999 Third Avenue, Suite 3000
Seattle, WA 98104-4088
Fax No. (206) 340-8856

If to Buyer:	Ken F. Parsons, Sr.
Venture Bank
721 College Street
P.O. Box 3800
Lacey, WA 98509
Fax No. (360) 412-2120

     16. Assignment. Buyer may not assign this Agreement without Seller's written approval. Seller will not withhold its approval to a transfer by Buyer to an entity which is owned and controlled by Buyer or which is under common ownership and control with Buyer. This Agreement shall not be assignable by operation of law.

     17. Default. Seller's sole remedy in the event of Buyer's default will be limited to forfeiture of the Earnest Money. Buyer's sole remedy in the event of Seller's default will be limited to a refund of the Earnest Money and bringing suit to specifically enforce this Agreement. In addition, the prevailing party in any suit concerning this Agreement is entitled to its reasonable attorneys' fees and expenses. In the event of trial, the amount of the attorneys' fees and expenses will be fixed by the court. The venue for any such suit will be in Pierce County, Washington.

     18. Quadrant Agreement. Upon closing, Buyer will be bound by the obligations of Seller under the Quadrant Agreement with regard to the Property to the extent those obligations survive Seller's purchase from Quadrant. Those obligations under the Quadrant Agreement which may survive closing of Seller's purchase include the following referenced sections of the Quadrant Agreement: Section 11.2 (Configuration of Second Closing Lots), Section 11.3 (New Construction Committee), Section 11.4 (Communication About Governmental Approvals), Section 18 (Signage), Section 19 (Performance of Construction Activities), Section 20 (Archeological Requirements), and Section 23 (Use Restrictions).

     19. Miscellaneous. This Agreement with all attachments and documents referenced herein state the entire understanding of Seller and Buyer regarding the purchase and sale of the Property. There are no verbal or written agreements which modify or affect this Agreement. This Agreement may be signed in counterpart, each signed counterpart will be deemed an original, and all counterparts together shall constitute one and the same agreement. Facsimile transmission of any signed, original document, and retransmission of any signed facsimile transmission, will be the same as delivery of an original. At the request of either party, or Closing Agent, the parties will confirm facsimile transmitted signatures by signing and delivering an original document.

     20. No Merger. The terms of this Agreement will not merge in the deed or other conveyance instrument transferring the Property from Seller to Buyer. The terms of this Agreement shall survive closing.

     21. Acceptance. Upon the execution of this Agreement by Seller, it will constitute an offer to sell the Property and will remain open for acceptance until

December 10, 2004, unless sooner withdrawn.

     IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date stated above.

BUYER: Venture Bank
By:/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr
Chairman and Chief Executive Officer

SELLER:
DuPont Station Partners, LLC,
a Washington limited liability company

By:/s/ Michael R. Rabstoff Michael R. Rabstoff, Managing Member

Exhibit 10.11

SHOPPING CENTER LEASE

THIS SHOPPING CENTER LEASE ("Lease") is entered as of the 1st day of October, 2004, by and between the Parties, who are LAKHA LAKEWOOD PROPERTIES, L.L.C., a Washington limited liability company, ("Landlord"), as Landlord, and Venture Bank (referred to herein as "Tenant"), as Tenant, for the Leased Premises described below, on the following terms, conditions and provisions, each and all of which are hereby agreed upon and mutually accepted by the Parties on and as of the date stated above.

1.	DEFINITIONS AND BASIC PROVISIONS: The following terms when used in this Lease have the following meanings:

(a)	Landlord:	LAKHA PROPERTIES-LAKEWOOD, L.L.C., a Washington limited liability company

(b)	Landlord's Address:	c/o Premier Centers Management, Post Office Box 52668, Bellevue, WA
98015.	Phone (425) 462-2505 Facsimile: (425) 462-5186

(c)	Tenant: Venture Bank

(d)	Tenant's Address: Tenant's Address for Notices: 721 College Street S.E., P.O. Box 3800, Lacey, Washington 98509 ph. (360) 459-1100 Fax (360) 458-0137

(e)	Tenant's Trade Name: Venture Bank
(f)	Shopping Center: Lakewood Colonial Shopping Center East, Lakewood, Washington [legally described on Exhibit A].

(g) Leased Premises: 5927 Mt. Tacoma Drive S.W., Lakewood, Washington 98499, consisting of approximately 4,795 square feet of rentable area located in the Shopping Center and described on the site plan of the Shopping Center attached as Exhibit A. The Gross Rentable Area of the Leased Premises is 4,795 square feet.

(h)	Lease Commencement Date: the date of delivery of possession space to Tenant.

(i)	Rent Commencement Date: The date, which is one-hundred, eighty (180) days after Lease

Commencement Date~~.~~ Tenant to deposit with Landlord on the date of Lease signing an amount equal to $9,190.42 to be applied to the first month's rent due hereunder.

(j) Tenant's Responsibility to Pay Utility Charge, Common Area Maintenance and Real Estate Taxes Begins~~:~~ the date Tenant takes possession of the premises and receives all permits ,if required, for tenant's scope of work.

(k)	Termination Date: November 1st, 2024, subject to renewal options [Exhibit I].

(l)	Lease Term: That period commencing 12:01 a.m. Pacific Time on the Lease Commencement Date
and ending 5:00 p.m. Pacific Time on the Termination Date.
(m)	Base Rent:	Months	1	through	6 - $ - 0 -
		Months	7	through	12 - $55,142.52 (payable monthly at $9,190.42)

(a) Price Index: For purposes of calculating cost of living adjustments of
Base Rent, "Price Index" shall mean the Consumer Price Index - All
Urban Consumers-All Items, (1967=100) for the smallest geographical area containing the Premises, published by the United States
Department of Labor, Bureau of Labor Statistics. If the
aforementioned CPI Index is discontinued, the parties shall select another similar index which reflects consumer prices and if the parties can not agree on another index, it shall be selected by binding arbitration pursuant to the terms of this Lease; provided that the
Tenant shall continue to pay an amount equal to the Base Rent payable for the last month before the Rent Adjustment Date until the adjusted
Base Rent can be determined.

(b) Effective the first day of the first month immediately following each anniversary of the Lease Commencement Date, the Base Rent payable under the
Lease shall be increased by the percentage of increase, if any, in the Price Index over the preceding twelve (12) month period ("Rent Adjustment Period"), measured by the percentage difference between the Price Index most recently published in the calendar month immediately preceding the Rent Adjustment Date, and (i) for the first Rent Adjustment Period, the Price Index most recently published in the calendar month immediately preceding the Rent Commencement Date, or (ii) for each subsequent Rent Adjustment Period, the Price Index most recently published in the calendar month immediately preceding the prior anniversary of the Rent
Commencement Date. In no event, however, shall the Base Rent be less than the sum or sums paid in the immediately preceding period or less than an increase of three percent (3%) over the amount paid or greater than an increase of five percent
(5%) over the amount paid in the immediately preceding period. The Base Rent as adjusted shall be the Rent due until the next Rent Adjustment Date and shall be the basis upon which the next Rent Adjustment shall be made.

(n)	Additional Rent: Tenant's proportionate share of real estate taxes, insurance costs, and common area maintenance expenses, as provided in Section 5(c).
(o)	Percentage Rent: N/A

(p)	Security Deposit: As defined and set forth in Section 4. The Security Deposit amount is
$12,000.00 due on lease signing

(q) Permitted Use: Tenant shall use the Leased Premises solely for the following Permitted Use: Banking with drive thru, ATM's and related financial services and customer services provided by Tenant for the direct benefit of its customers such as complementary refreshments (coffee, cookies, etc., in the bank lobby and not offered for sale to the general public), insurance, and promotional outings or trips (including travel-related service attendant to such promotions, not as general travel agency).

(r) Common Areas: All areas within the exterior boundaries of the Shopping Center (exclusive of building pad and/or footprint sites reserved for future buildings and the like included within the Shopping Center, if any, after the commencement of construction of leasehold improvements thereon) which are now or hereafter made available for general use, convenience and benefit of Landlord, Tenant, and other tenants and persons entitled to occupy space in the Shopping Center, including, but not be limited to, parking areas, driveways, trash collection and dumpster areas, open or enclosed malls, sidewalks, landscaped and planted areas, monument signs and roofs.

(s) Tenant's Proportionate Share: The Gross Rentable Area of the Leased Premises divided by the gross rentable area of the Shopping Center, which is 39,616 square feet. Provided, if any tenant or tenants in the Shopping Center have obtained written approval from Landlord to pay their taxes directly, to carry their own insurance, to provide their own garbage collection, to have separately metered water and sewer, or to have any of the other expenses in connection with the Shopping Center billed separately to them and paid by them, then the square footage of the space leased or rented by such tenant or tenants shall not be deemed a part of the gross rentable area of the Shopping Center for the purposes of calculating Tenant's Proportionate Share with respect to the expense or expenses which such tenants shall so pay directly. Further provided, however, that Tenant shall not pay any such items directly or receive credit therefore except as agreed to in writing by Landlord.

(t) Lease Year: The period from January 1 through December 31 of each year in which this Lease is in effect. The first Lease Year shall be the calendar year in which the Lease Commencement Date occurs, and the final or last Lease Year shall be the calendar year in which the Termination Date occurs (or in which the Lease is terminated if that occurs prior to the stated Termination Date).

(u) Exhibits: The following Exhibits are made a part of this Lease and their terms and contents are hereby incorporated into and made a part of this Lease:

A: Legal Description of Shopping Center

B: Site Plan of Shopping Center
(for illustrative purposes only, not a binding representation)

C: Description of Landlord's and Tenant's Work.

~~D: Demising Plan of Premises E: Guaranty of Lease~~ F: Sign Criteria G: Shopping Center Rules

~~H: Percentage Rent Addendum (if applicable)~~ I: Renewal Option

(v) Addendum: If the box below is marked, there is an Addendum to this Lease (other than those included among the above-listed Exhibits), a true and complete copy of which should be attached to the original of this Lease, the terms of which are included and incorporated into this Lease by reference, and all references to this Lease shall include the Addendum. If there is an Addendum, the terms of the Addendum shall control in the event of a conflict between the terms of this Lease and of the Addendum.

An Addendum is included and made a part of this Lease.

(w) Leasing Agent(s): Landlord was represented in the negotiation of this Lease by West Coast Commercial Realty. Tenant was not represented by a leasing agent. Each party represents to the other that it has not contracted with or retained any other real estate or leasing agent for purposes of procuring, negotiating or entering into this Lease, and each party agrees to indemnify and hold the other harmless from all commissions, fees, compensation and other demands as may be made by any other agent, not identified in this Section, claiming to have entered into a contract or having received a promise of compensation from the party who shall indemnify the other.

2. ACCEPTANCE OF THE LEASED PREMISES: Subject to the covenants and conditions herein provided, Landlord leases to Tenant, and Tenant leases from Landlord the Leased Premises. TENANT REPRESENTS THAT TENANT HAS INSPECTED THE LEASED PREMISES PRIOR TO EXECUTION OF THIS LEASE AND ACCEPTS THE LEASED PREMISES IN THEIR PRESENT CONDITION, "AS IS" AND "WHERE IS," and that Landlord is not required to provide, make, or undertake any tenant improvements or other improvements to the Leased Premises, nor contribute to the cost thereof. Landlord makes no representations or warranties with respect to the Leased Premises except as expressly stated in this Lease. Tenant has fully inspected the Leased Premises and is fully satisfied therewith in their present condition. Tenant hereby expressly acknowledges that Landlord makes no representation as to the identity, nature, or type of tenants that may operate in the Shopping Center. The fact that this property is referred to as a "shopping center" does not mean or require, expressly or impliedly, that the only tenants that shall operate or lease space in the shopping center shall be retail tenants or businesses providing any particular type of product or service. Landlord specifically disclaims any representation, express or implied, that may be made by any agent or representative of Landlord or Tenant expressing the opinion, belief or other statement representing or implying that the Shopping Center or any portion of it shall be occupied by any particular type or types of businesses. Tenant acknowledges Landlord shall remain free to select such tenants as Landlord shall, in its sole discretion, determine suitable for Landlord's purposes in its ownership and operation of the Shopping Center.

3.	TERM OF LEASE: This Lease shall be for the Lease Term set forth in Paragraph 1(l).

4.	SECURITY DEPOSIT.

(a) Amount and Disposition of Security Deposit. Upon mutual execution of this Lease, Tenant shall deposit with Landlord the sum of TWELVE THOUSAND AND NO/100 DOLLARS ($12,000.00) (the "Security Deposit") to be held by Landlord as security for Tenant's full, faithful and prompt performance of every term, covenant, condition, obligation, duty, undertaking and agreement of this Lease and the full, timely and complete payment of Base Rent, Additional Rent, Percentage Rent (if applicable) and all other amounts and charges due and coming due under the terms of the Lease. Tenant, its successors and assigns shall have no right, title or interest in and to the Security Deposit except for the right of return thereof following the expiration of the Lease Term, subject to Tenant's full, faithful and prompt performance of every term, covenant, condition, obligation, duty, undertaking and agreement of this Lease and the full, timely and complete payment of all sums due hereunder. Tenant shall not use or apply the Security Deposit to any sum owed hereunder without Landlord's prior written consent. Landlord shall not be required to keep the Security Deposit separate from its other accounts and no trust relationship is created between Landlord and Tenant with respect to the Security Deposit. No interest shall accrue to Tenant on the Security Deposit or any part thereof.

(b) Application of the Security Deposit. If Tenant shall breach or default with respect to any term, covenant, condition, obligation, duty, undertaking or agreement hereof, Landlord, in its discretion, may, (but shall not be required to) apply all or any part of the Security Deposit to the payment of any Base Rent, Percentage Rent, Additional Rent, or other sums due pursuant to the terms hereof and not paid by Tenant, or to cure any Tenant's default hereunder. The application by Landlord of any portion of the security deposit as full or part payment of a sum payable by Tenant, shall not be deemed a cure of Tenant's default unless or until Tenant fully repays the portion of the security deposit applied by Landlord to pay the defaulted sums as required by Section 4(c) hereof. The use, application or retention of all or any portion of the Security Deposit by Landlord shall not be deemed a waiver of any of Landlord's rights to proceed against Tenant for default or breach under any of the terms, covenants, conditions, obligations, duties, undertakings or agreements hereof or construed as a payment of liquidated damages charged for any such default, including the right of Landlord so to proceed after termination of the Lease.

(c) Redeposit of Funds. In the event Landlord uses all or any portion of the Security Deposit, within ten (10) days of demand by Landlord, Tenant shall deposit with Landlord such amount as was utilized by Landlord so that the full amount of the Security Deposit as specified in Section 4(a) shall be available to Landlord at all times during the Lease Term or any Renewal Term.

(d) Return of Security Deposit. If, following termination of this Lease and Tenant's vacation and return to Landlord of the Leased Premises and all keys thereto, Landlord reasonably determines Tenant has fully complied with all covenants, conditions, obligations, duties, undertakings and agreements hereof, Landlord shall return the balance (if any) of the Security Deposit (without interest) to Tenant within sixty (60) days after the end of the Lease Term. If Tenant fails to perform its obligations upon termination of this Lease, Landlord shall have the right, but not the obligation, to take such actions as necessary to fulfill Tenant's obligations on termination and to apply so much or all of the Security Deposit to the costs thereof and thereafter deliver to Tenant any unused portion of the Security Deposit.

5. RENT:

(a) Base Rent. Tenant shall pay to Landlord the Base Rent in monthly installments, in U.S. money, in the amount specified in Paragraph 1(m) without demand, deduction, offset or abatement. Base Rent for the seventh month of the Lease Term shall be paid upon completion of mutual execution of this Lease. If the Rent Commencement Date is other than on the first day of the month and prior to the 15th day of the month, the amount paid on execution of this Lease shall be the pro-rated portion of Base Rent due for that first, partial month of the Lease Term. If the Rent Commencement Date is on the 15th day or later, upon execution of this Lease, Tenant shall pay Base Rent pro-rated for that first partial month and, in addition, for the first full month of the Lease Term. Base Rent shall thereafter be due on the first day of each month of the Lease Term. All payments under this Lease shall be paid to Landlord at Landlord's Address stated in Section 1 unless Landlord otherwise designates in writing. For the purposes of this Lease, all references to Rent, Base Rent, Additional Rent, and/or Percentage Rent shall be deemed to be rent.

(b)	Percentage Rent. - N/A

(c)	Additional Rent/Adjustments. In addition to Base Rent, as Additional Rent hereunder, Tenant shall pay to Landlord on the first day of each month, Tenant's Proportionate Share of "Adjustments," consisting of all Real Estate Taxes, Insurance Costs, and Common Area Maintenance Expenses, as those terms are defined below (collectively referred to herein as Adjustments), together with a sum for administering the accounting, bookkeeping and collection of the expenses in connection with the Common Areas in an amount equal to fifteen percent (15%) of the total of Tenant's Proportionate Share of the aforementioned Adjustments for each calendar month.

(i)	Real Estate Taxes. The term "Real Estate Taxes" shall include all real property taxes and assessments, whether special or general and including any road improvement districts, water improvement district, if any, and any other utility installation hookup, tie in or similar charges or assessments that are levied upon and/or assessed against the Premises or the Shopping Center and/or payable during or with respect to the Lease Term.

Provided, notwithstanding anything to the contrary, as used herein, Real Estate Taxes shall not include (i) penalties and interest resulting from Landlord's delinquency in the payment thereof; (ii) any succession, transfer, or gift tax levied against Landlord; and (iii) any real estate transfer tax, mortgage lien tax, documentary stamp tax, or recording fees.

(ii)	Insurance Costs. The term "Insurance Costs" as used herein means all premiums and all other costs incurred by Landlord to procure and maintain policies of insurance providing coverage on or with respect to the Shopping Center or any portion thereof for those purposes deemed in Landlord's judgment to be necessary and prudent to be insured and in those amounts Landlord deems in its judgment to be reasonable and prudent, including, but not limited to, policies insuring against loss or liability caused by or arising from fire, wind, earthquake, riots, public disturbances, and other casualties; loss of rents and income; general and commercial liability; "all risk" coverages; and endorsements and other forms of insurance in such coverages and amounts as Landlord deems in its business judgment necessary or prudent or as required by Landlord's lender. Provided, nothing in this subsection shall require or constitute a representation that Landlord has or will procure, maintain or keep in force any of such coverages. [except that Landlord agrees to maintain fire and casualty insurance in an amount sufficient, in Landlord's reasonable judgment, to replace the buildings and improvements comprising the Shopping Center and commercial liability insurance in an amount not less than five million dollars ($5,000,000) combined single limit].

(iii)	Common Area Maintenance Expenses. Landlord shall keep or cause to be kept the Common Areas in a neat, clean, and orderly condition, properly lighted and landscaped, and shall repair any damage to the facilities thereof, and all expenses relating to or incurred in connection with the Common Areas shall be charged and prorated in the manner stated in this subsection. "Common Area Maintenance Expenses" as used herein shall be construed to include, but not be limited to, all costs and amounts incurred or expended in connection with upkeep, maintenance, repair, improvement and management of the Common Areas(which management fee shall not exceed four percent (4%) of the base rent), including, but not limited to, all general maintenance and repairs, relocation of facilities, resurfacing, patching, painting, striping, re-striping, cleaning, snow removal, sweeping and janitorial services, maintenance and repair of sidewalks and curbs and Shopping Center signs; landscaping, irrigation or sprinkling systems, planters, tree maintenance and removal; Shopping Center lighting and other utilities; directional signs and other markers and bumpers; all roof repairs and maintenance including but not limited to patching, resurfacing and preventative maintenance; painting or renovation of the exterior portion of all or any part of the buildings, structures and improvements constructed on the Shopping Center; maintenance and repair of any fire protection systems, lighting systems, storm drainage systems and any other utility systems; all costs incurred and expenditures made for repairs or modifications to the Shopping Center and/or its improvements and/or for repair or installation of equipment for energy or safety purposes; personnel to implement such services including, if Landlord deems necessary, the cost of any maintenance supervisor and/or the cost of security guards; all costs and expenses pertaining to a security alarm system for the tenants and/or Shopping Center; promotional and advertising expenses and legal counsel charges relating to the Shopping Center as a whole (not relating solely to any specific tenant lease or space); reasonable reserves for future maintenance and repair work and reasonable reserves for replacement of existing capital improvements in the Common Areas which Tenant hereby authorizes Landlord to use as Landlord reasonably deems necessary; personal property taxes on the improvements located on the Common Areas; public liability and property damage insurance covering the Common Areas in amounts as reasonably determined by Landlord; and the property management fee paid by Landlord to the property manager for the Shopping Center.

Landlord may cause any or all of said services to be provided by an unaffiliated independent contractor or contractors. Should Landlord acquire or make available land not shown as part of the Shopping Center on Exhibits A and/or B and make the same available for parking or other Common Area purposes, then said expenses in connection with the Common Areas shall also include all of the aforementioned expenses incurred and paid in connection with said additional land.

(iv)	Notwithstanding anything herein contained, the common area maintenance, real estate taxes and insurance charges for the 2005 calendar year (1/1/-5 through 12/31/05) will remain fixed at $5.13 per square foot per year (Exhibit J). This Additional Rent / Adjustment charge will not be reconciled at the end of the calendar year, but will remain fixed for this twelve (12) month period. Commencing with the 2006 calendar year, Tenant's Additional Rent / Adjustments will be calculated and reconciled pursuant to these lease original provisions, unmodified by this 5 (c) (iv) provision.

(d) Statement of Adjustments. On or before the beginning of each Lease Year during the Lease Term (or as soon thereafter as practicable), Landlord shall endeavor to deliver to Tenant a Statement of Adjustments (or Statement of Additional Rent), based upon Tenant's Proportionate Share of the amounts estimated by Landlord or Landlord's agent to fall due during that ensuing Lease Year for the Adjustments for the Shopping Center. The estimate shall be based upon the amount of the prior year's Adjustments, anticipated and/or known cost increases or decreases, budgeted and projected expenditures, and such other factors as Landlord in its discretion takes into account. Tenant shall pay to Landlord, on the same day of each month as Base Rent is due, without adjustment, offset or abatement, one-twelfth of Tenant's Proportionate Share of said amounts for that Lease Year. Tenant shall pay said amount in twelve equal monthly installments irrespective of the specific time of the Lease Year when said expenditures are anticipated to be or actually are paid or incurred. If the Rent Commencement Date falls on a date other than the first day of the Lease Year, prior to the Rent Commencement Date, Landlord shall deliver to Tenant a Statement of Adjustments calculated upon Tenant's Proportionate Share of the estimated Adjustments for the Lease Year then in effect, pro-rated as of the Rent Commencement Date. Said pro-ration shall be based on the number of days remaining in the Lease Year divided by 360, irrespective of the dates on which any of said expenses have actually been or will be incurred. If Landlord fails to provide a Statement of Adjustments prior to the first day of a Lease Year, Tenant shall continue paying the same amount of Additional Rent as paid during the then-ending Lease Year and shall continue paying at said rate until Tenant receives a Statement of Adjustments for the Lease Year then in effect. By March 31st of each year Landlord shall endeavor to give Tenant a statement showing the actual total amounts incurred and paid for Adjustments during the immediately preceding Lease Year and Tenant's Proportionate Share thereof. If the total amount of Additional Rent paid by Tenant during said immediately preceding Lease Year is less than Tenant's actual Proportionate Share of the amount actually paid for such Adjustments, then Tenant shall pay the difference in a lump sum not later than thirty (30) days from the date of delivery of the statement to Tenant. If the statement of actual Adjustments shows that the amount of Additional Rent paid by Tenant during the immediately-preceding Lease Year exceeds Tenant's Proportionate Share of the actual amounts incurred for Adjustments, then Tenant shall be entitled to a credit in the amount of said difference, which credit shall be applied in a lump sum to the amount due as Additional Rent on the first of the month immediately following the date the statement is delivered to Tenant (and to the following months if the amount of credit exceeds one month's installment of Additional Rent for the Lease Year then in effect). If the Lease is terminated prior to the end of a Lease Year, the determination of actual amounts paid and payment of additional amounts by Tenant or reimbursement of excess amounts paid by Tenant shall take place on or about March 31 of the following Lease Year as herein provided. Any amount overpaid by Tenant shall be reimbursed by Landlord to Tenant by direct payment made within thirty (30) days of the date of delivery of the statement to Tenant, less any amounts then remaining owing by Tenant to Landlord. Any additional amount owing by Tenant to Landlord shall be billed to Tenant and paid by Tenant to Landlord within thirty (30) days of the date of Tenant's receipt of a statement therefore. So long as Tenant is not in default of this Lease, Tenant shall have the right, upon thirty (30) days written request, to review Landlord's records concerning Real Estate Taxes, Insurance and Common Area Maintenance Charges (collectively "Additional Rent") for the immediately prior calendar year, which request must be delivered within sixty (60) days after the annual statement of such charges is delivered to Tenant; provided, however, Tenant shall have no right to review Additional Rent more than one time during a calendar year. Such review shall occur during regular business hours at the location where Landlord maintains such records, and shall include a review of all applicable records, including invoices, ledgers, receipts, and all other financial and accounting records pertaining to the payment by Landlord and the calculation of Tenant's share of Additional Rent. If Tenant questions any Expenses or Tax, Landlord shall provide reasonably satisfactory evidence of the validity of Landlord's calculation (which evidence may be in summ ary statement (as opposed to the original invoice)) or adjust the item. Disputes which cannot be resolved within sixty (60) days of the review of Landlord's records by Tenant shall be resolved by a ~~nationally~~ recognized accounting firm agreed upon by Landlord and Tenant (the "CPA"), which CPA shall not then be employed by either party. If such audit discloses that Tenant has underpaid Tenant's share of Additional Rent, Tenant shall promptly pay Landlord the difference. If such audit discloses that Tenant has overpaid Tenant's share of Additional Rent, Landlord shall give Tenant credit on Additional Rent with respect to such amount, or if the Lease is at the end of the Term, refund such amount to Tenant.

Tenant shall pay all costs and expenses of the audit by the CPA unless the audit shows Landlord overstated Additional Rent by ten percent (10.00%) or more, in which event the costs of such audit shall be paid by Landlord.

6. LATE CHARGES AND NSF CHARGES: Tenant acknowledges that the late payment of amounts due hereunder will cause Landlord to incur additional expenses, including additional property management and administrative costs, legal and accounting costs, additional interest on sums Landlord may borrow for its own financing, possible charges by Landlord's lender if rents are not paid and received, and other amounts and the loss of use of funds, the full total of which losses may not be capable of exact ascertainment. Consequently, Tenant agrees that, in addition to all other remedies provided herein, and not in place thereof, if any portion of any installment, payment or amount due as Base Rent, Percentage Rent or Additional Rent, or any other charge or amount due hereunder from Tenant is not received by Landlord on the date it is due according to the terms of this Lease, there shall be due thereon, without the requirement of any additional notice, a Late Charge in the amount of ten percent (10%) of the total of the amount then due. If Base Rent is not paid when due for consecutive months, said Late Charge shall apply on the accumulated amount then due and remaining unpaid on the first of each month when Base Rent, Percentage Rent (if any) and Additional Rent are due. Failure to pay the Late Charge, with or without demand therefore, shall constitute a Default under this Lease irrespective of whether the past due Base Rent or other amounts have been paid. Any waiver by Landlord of this Late Charge or any failure by Landlord to insist upon payment of the Late Charge for any late payment of any amount due under this Lease, whether for Base Rent, Additional Rent, or any other amounts due hereunder, shall not constitute a modification of this Lease or a waiver of Landlord's right to receive the Late Charge in the event of any other late payment under this Lease. In the event Tenant delivers a check to Landlord for Base Rent, Additional Rent, or any other amount due from Tenant to Landlord hereunder and such check is dishonored by Tenant's bank for insufficient funds or any other reason, including checks returned marked "NSF," in addition to a late charge which may apply if the amount represented by such check becomes past due as a result of such dishonor, Tenant shall also be required to pay to Landlord an NSF Fee of Twenty-Five Dollars ($25.00) for each such dishonored or returned check, and, in addition, any replacement check given by Tenant for such amount(s) shall be by cashier's or certified check or money order and the same must be delivered by Tenant to Landlord not later than three (3) calendar days after the date on which Landlord gives Tenant notice of the returned, dishonored or "NSF" check. If Tenant delivers two (2) checks to Landlord in any calendar year that are so dishonored or returned or marked "NSF" or three (3) such checks during the Lease Term, then Landlord shall have the right at any time thereafter, by written notice to Tenant, to demand all subsequent payments due from Tenant to Landlord under this Lease be made by cashier's or certified check, money order, or wired funds, the costs of which shall be borne by Tenant. The imposition by Landlord and/or the payment by Tenant of any late charges or NSF charges shall not waive or cure Tenant's default herein arising from any other failure by Tenant to pay or perform.

7. REPORT OF GROSS SALES. (a) Intentionally omitted. 8. USE OF LEASED PREMISES:

(a) Tenant shall use the Leased Premises during the Lease Term (and during any hold-over period, if applicable) only for the purpose or purposes expressly stated in Section 1(q), providing such use is permitted by and in accordance with applicable law and with the provisions, conditions and requirements of this Lease. Tenant shall be responsible at its own expense to ascertain that such use is permitted by law and Tenant shall be responsible at its own expense to acquire all licenses, permits and other governmental and other approvals necessary to such use, and Tenant acknowledges that neither Landlord nor any agent, employee, representative, contractor or other person who may be claimed to have acted for Landlord has given any representation, assurance, statement or other matter to Tenant to the effect that such use is or will be permitted or that the Leased Premises or the Shopping Center is or will be or will remain suitable for such use. Such use is herein referred to as "Permitted Use." Tenant shall not use or occupy nor permit others to use or occupy the Leased Premises for any other purpose. Tenant acknowledges that Landlord may presently or in the future lease spaces in the Shopping Center to other tenants whose use of their premises may require that no other tenant in the Shopping Center engage in similar or competing uses. Accordingly, for this and other reasons, Tenant acknowledges that it shall not expand upon the Permitted Use or make use of the Leased Premises for any other use or purpose without Landlord's express written, advance consent, which consent may not be unreasonably withheld. For example, by way of illustration and not by way of limitation, if the Permitted Use is for operation of a retail establishment selling or offering a particular type of products (i.e., a restaurant offering a particular type of ethnic or cultural food, a specialty clothing or sporting goods or furniture store offering a particular category or type of those products), Tenant shall not expand its use to offer menu items or products going beyond that type specifically described in Section 1(q). This provision and the description of the Permitted Use stated in Section 1(q) shall not be amended except in a writing signed by Landlord. Landlord's failure to insist upon immediate cessation or termination of any use of the Leased Premises that is contrary to or in excess of the Permitted Use, whether or not Landlord shall have notice or knowledge thereof, shall not constitute nor be construed or interpreted as a modification or amendment of this provision or this Lease nor a waiver of the right of Landlord or Landlord's successor or assignee to require at any time thereafter compliance with this provision and prompt or immediate cessation or termination of any use that is contrary to or in excess of the Permitted Use.

(b) Tenant shall conform to all present and future applicable laws and regulations of any governmental authority affecting the Leased Premises and the use thereof during the Lease Term and shall make all necessary modifications and additions to the Leased Premises at its own expense and shall at its own expense undertake or refrain from all actions as necessary to comply with all applicable laws. Landlord represents that, to the best of Landlord's knowledge, the subject building containing the Leased Premises is in compliance with applicable ADA and IBC requirements, to the extent that Landlord has received no notice to the contrary. Tenant shall be responsible to keep itself informed as to all such laws and regulations and the lack of notice or knowledge thereof shall not excuse Tenant's non-compliance therewith. Tenant shall indemnify, defend and hold harmless Landlord and Landlord's officers, agents, members, employees, assigns, successors and mortgagees, from all claims, demands, actions, fines, judgments, assessments, attorney's fees, costs and losses of any nature and kind arising from Tenant's breach of this provision.

(c) Tenant shall refrain from any activity that would reasonably be considered to be offensive to Landlord, to other tenants in the Shopping Center and their invitees, or to owners, occupants or users of adjoining properties, or which would tend to create a nuisance or damage the reputation of the Shopping Center. Without limiting the generality of the foregoing, Tenant shall not permit any objectionable noise, vibration or odor to escape or be emitted from the Leased Premises; place any boxes, cartons, rubbish, merchandise or other personal property in the walkways or other Common Areas; or place or permit any loudspeaker or sound amplifier or other devices similar to any of the foregoing at any place in or out of the Leased Premises where the same may be heard outside of the Leased Premises.

(d) Tenant shall not load the floors or other structural components of the Leased Premises beyond the point considered safe by a competent engineer or architect selected by Landlord nor use the electrical, plumbing or other mechanical systems of the Leased Premises in excess of their safe and/or stated capacities.

(e) Except as in accordance with Section 15, Tenant shall not place, maintain or attach any sign, display, insignia, decoration, lettering, awning, canopy, advertising or promotion matter or material, antenna, or aerial or other device to the exterior walls, windows, doors or roof of the Leased Premises without the prior written consent of Landlord, which consent shall not be unreasonably withheld by Landlord. Landlord need not consent to any sign or other attachment that fails to conform to the general design concept of the Shopping Center as established by Landlord from time to time. Notwithstanding Landlord's consent to any signs and other attachments, Tenant shall at Tenant's sole expense remove all such signs or other attachments upon termination of the Lease and repair any damage to the Leased Premises caused thereby.

(f) Tenant shall keep the Leased Premises open for business and cause Tenant's business to be conducted therein continuously during the term of this Lease during those days and hours as is customary for businesses of like character, except to the extent that the use of the Leased Premises is interrupted or prevented by causes beyond Tenant's reasonable control. If Tenant sells goods to the public, Tenant shall at all times carry a full and complete stock of seasonable merchandise offered for sale at competitive prices and shall maintain adequate personnel and adequate trade fixtures for the efficient service of its customers, and in general will employ its best judgment, efforts and abilities to so operate the business conducted by it from the Leased Premises in a manner calculated to produce the maximum volume of sales and transactions obtainable. If Tenant ceases to operate its business in the Leased Premises for a period exceeding forty-five (45) days, except in the case of Eminent Domain and Damage and Destruction, such cessation shall constitute a Default under this Lease and Landlord, at Landlord's option, in addition to all other remedies for Default, may terminate this Lease.

(g) Tenant shall not conduct nor permit to be conducted any sale by auction on any part of the Leased Premises, whether voluntary, involuntary, pursuant to any assignment for the payment of creditors or pursuant to any bankruptcy or other insolvency proceedings. Tenant shall not permit the use of any part of the Leased Premises for a secondhand store, the sale of used merchandise, distress or fire sale, rummage sales, bankruptcy or going-out-of-business sale, liquidation sale, or the like. Except as may be permitted by Landlord in writing, Tenant shall not permit any coin-operated vending, novelty or game machines or equipment on the Leased Premises.

(h) Tenant shall not commit or suffer any waste of the Leased Premises or the improvements thereon or any part thereof, and Tenant shall keep the Leased Premises in a neat, clean, sanitary and orderly condition.

(i) Tenant shall comply, and cause Tenant's employees, agents, contractors, invitees and customers to comply, with reasonable rules promulgated by Landlord from time to time and communicated to Tenant in writing respecting the use of the Leased Premises and the Common Areas, including, but not limited to, the Shopping Center Rules set forth on Exhibit G hereto. Such rules may include the regulation of parking, and Tenant and its employees shall park their cars and trucks only in areas designated by Landlord from time to time for that purpose. Without limiting the generality of the foregoing, such rules may establish hours during which the Common Areas shall be open for use, may regulate the receiving and delivery of goods and merchandise to the Leased Premises, and may regulate the removal of garbage and refuse from the Leased Premises.

(j) Tenant shall not, without Landlord's prior written consent, keep anything within the Leased Premises or use the Leased Premises or Common Areas for any purpose which increases the insurance premium cost or invalidates any insurance policy carried on the Leased Premises or on other parts of the Shopping Center. If Landlord should consent to such use and occupancy by Tenant, Tenant shall pay on demand as additional rent the additional insurance premiums resulting from such use and occupancy, including, but not limited to, "Dram Shop" type insurance coverage if a permitted Use provided for under this Lease includes the right of Tenant to sell or provide alcoholic beverages to the public. All property kept, stored, or maintained within the Leased Premises by Tenant or Tenant's employees, contractors, agents, guests or invitees shall be at Tenant's sole risk unless damage is caused by the Landlord's negligence or intentional act.

9. USE OF COMMON AREAS: Subject to the provisions of this Lease, Tenant, its employees, agents, customers and invitees shall have the non-exclusive right to use jointly with others the Common Areas as defined in this Lease. However, the Common Areas shall at all times be subject to the exclusive control, custody and management of Landlord and parts thereof may be closed at such time or times as may be determined advisable by Landlord. Except as expressly permitted by Landlord in writing, Tenant shall not place tables, chairs, merchandise, goods or other articles, equipment or property in the Common Areas except for purposes of ingress, egress or access across the Common Areas. Landlord reserves the right to make changes in the Common Areas and in the site plan of the Shopping Center from time to time, including but not limited to changes, additions or deletions with respect to the shape, size and location of buildings and other improvements, parking areas and layout, roads, drives and walkways, landscaped areas, the directory sign and other equipment and improvements situated in the Common Areas, providing that such changes will not substantially and adversely affect the access, visibility or parking for the Leased Premises. Landlord reserves the right (i) to erect promotional and other displays within the Common Areas as Landlord may from time to time deem desirable; (ii) to allow the sale of merchandise (including, without limitation, Christmas tree sales) from the Common Areas; (iii) to use the roof of the building of which the Leased Premises are a part, and the air space above such building; and (iv) to use any portion of the parking area in the Shopping Center.

10. REPAIRS AND MAINTENANCE:

(a) Landlord shall use its reasonable, good-faith efforts to keep and maintain in good order, condition and repair, the roof, foundation, exterior walls (except plate glass windows, doors and other exterior openings for which Tenant shall be responsible), the walkways and the parking lot situated on the Shopping Center, all at the sole cost of Landlord, which may be reimbursed to Landlord in accordance with Section

5. Repairs shall be done in a manner that minimizes the impact to Tenant's business.

(b) Tenant shall keep and maintain the Leased Premises in good order and in a neat and clean condition. Tenant shall promptly remove anything that creates an immediate public liability (e.g., broken glass, ice, slippery materials, etc.) that may be located on the walkways, sidewalks, alleyways and other access ways to the exterior of and adjacent to the Leased Premises. Except as otherwise specifically provided herein, Tenant shall repair, maintain and replace all elements of the Leased Premises, including, without limitation, interior walls; floors; ceilings; windows and framing (including front glass and door and all framing thereof); and the air conditioning, heating, ventilation, electrical and plumbing systems. If there is an HVAC system serving the Leased Premises (whether alone or in combination with one or more other spaces in the Shopping Center), Landlord will contract for preventive maintenance, inspections, filter changes and similar routine service, and Tenant shall pay its proportionate share of such cost in the manner prescribed in Section 5(c). Any repairs required for such system over and above normal, routine maintenance, shall be billed directly to and paid by Tenant directly to such service and repair provider (in proportion to the amount of gross rentable area served by said system or unit). Tenant shall provide necessary janitorial services inside the Leased Premises. If any damage to the Leased Premises or building(s) or other parts of the Shopping Center results from the negligence of Tenant or Tenant's agents, employees or invitees, Tenant shall promptly, at Tenant's expense, repair the same. If any damage to the Leased Premises is caused by the negligence or willful actions of Landlord or any contractor hired by Landlord, then Landlord shall promptly, at Landlord's expense, cause the same to be repaired. Provided, no repair work to any portion of the Shopping Center outside of the Leased Premises shall be commenced without Landlord's advance written consent, and Landlord at its option reserves the right to make or contract for the necessary repairs thereto for damages caused by Tenant or persons for whom Tenant is responsible, without waiving Landlord's right to reimbursement for all such costs from Tenant. Any repair work to the Leased Premises shall be treated the same as alterations and improvements and undertaken in accordance with Section 13 of this Lease. If Tenant shall fail to cause such repairs to be made promptly upon notice thereof and Landlord's consent thereto, then Landlord shall have the right, but not the obligation, to undertake such repairs and to charge Tenant for the full costs incurred by Landlord for such repairs and replacements plus an additional charge of twenty percent (20%) of the total repair and replacement costs so incurred, to offset the administrative costs incurred by Landlord for having to undertake such repairs and replacements.

(c) Upon termination of this Lease, Tenant shall immediately surrender to Landlord the Leased Premises and all fixtures therein and components thereof (excluding Tenant=s removable trade fixtures, including all drive up equipment, teller stations, safe deposit boxes, modular vault, safes, security equipment, and related furnishings and equipment) and shall deliver and/or provide to Landlord or Landlord's agent all keys, pass cards, security codes and other means of access to the Leased Premises and to all portions of the

Leased Premises. As of the close of business on the Termination Date, Tenant shall have removed at its own expense all furniture, inventory, supplies, records, non-fixture equipment, records, files, and all other personal property of Tenant in or on the Leased Premises and shall deliver and surrender the Leased Premises to Landlord free of the foregoing, broom clean, and in the same condition as when all of the Tenant Improvements described on Exhibit C and all other subsequently-approved alterations and improvements were completed, except for normal wear and tear. All equipment, goods, materials, records, files, inventory, furniture, machinery, appliances, and other personal property of any nature or kind remaining on or in the Leased Premises or elsewhere in the Shopping Center after the Termination Date shall be deemed to have been abandoned by Tenant, and Landlord shall be free to retain or dispose of the same in any manner as Landlord determines in Landlord's sole discretion, and Tenant hereby agrees that Tenant shall have no further rights therein and no claim against Landlord for any loss or damage to the foregoing or to any proceeds or rents from the use, sale or other disposition of the same. Tenant shall reimburse Landlord for all costs incurred by Landlord to remove, store, sell, dispose of and otherwise deal with any such property left on or in the Premises or the Shopping Center by Tenant following the Termination Date, further including all lost rentals and other lost income as Landlord may sustain as a result of Tenant's failure to remove the same from the Leased Premises and/or the Shopping Center as of the Termination Date.

11. UTILITIES:

(a) Tenant shall pay before delinquency, at its sole cost, all charges for water, gas, hear, electricity, power, telephone service, sewer service charges, and all other such services and utilities used in, upon or about the Leased Premises from and after the Lease Commencement Date (unless otherwise stated herein) and the cost of installing meters to monitor such services. Provided, if any such services or utilities are billed to Landlord and/or are not separately metered to the Leased Premises, the amount thereof shall be pro-rated and Tenant shall pay to Landlord upon demand an amount equal to that proportion of the total charges therefore which the number of square feet of gross floor area of the Leased Premises bears to the total number of square feet of gross floor area leased and occupied in the area covered by such combined charges. Further provided, if Landlord determines based upon a good faith review of uses that Tenant's use of any of said utilities or services is materially in excess of that normally used by the other tenants and/or occupants of the area covered by such utilities or services, then Tenant shall pay that proportion of such charges in a weighted ratio that more fairly and accurately represents the amount of Tenant's actual use thereof.

(b) In no event shall Landlord be liable nor shall rent abate for an interruption or failure in the supply of utilities to the Leased Premises or Shopping Center, unless such interruption in the supply of utilities to the Leased Premises or Shopping Center is directly caused by the intentional or willful action of Landlord or of a contractor or employee hired directly by Landlord, is not caused in part by the act or omission of Tenant or any contractor or employee of Tenant, and causes Tenant's business to be closed for a continuous period of seven (7) business days or longer, in which event Tenant's payment of Base Rent shall be abated for a period proportionate to the number of days of such closure of Tenant's business.

12. TAXES AND ASSESSMENTS:

(a) Subject to the reimbursement provisions of Section 5, Landlord shall pay, before the same become delinquent, all general and special taxes against the Leased Premises, including ad valorem and property taxes, and other taxes, assessments or other governmental charges lawfully assessed upon the Shopping Center. Tenant shall pay all taxes or fees imposed on Tenant's property, including, but not limited to, Tenant's furnishings, fixtures and equipment, and any fees or other taxes lawfully imposed upon Tenant's operations upon the Leased Premises.

(b) Tenant shall pay all taxes imposed upon the sums payable by it hereunder, whether such taxes are denominated as rent tax, gross receipts tax, sales tax, transaction privilege tax, transportation tax or otherwise. Tenant shall further pay for all personal property taxes, any taxes assessed against Tenant's personal property, and any taxes required to be paid by Tenant relating to Tenant's use of the Leased

Premises therein. In the event any or all of Tenant's leasehold improvements, equipment, furniture, fixtures or other personal property shall be assessed and taxed with or as part of the real property, Tenant shall pay to Landlord Tenant's share of such taxes within ten (10) days after delivery to Tenant by Landlord of a statement in writing setting forth the amount of such taxes applicable to Tenant's property.

(c) Tenant shall be liable for, and shall pay throughout the Lease Term, all license and excise fees and occupation taxes covering the business conducted on, in or from the Leased Premises. If any governmental authority or unit under any present or future law in effect at any time during the Lease Term shall in any manner levy a tax, fee, assessment or governmental charge on rents payable under this Lease or rents accruing from use of the Leased Premises or a tax, levy or assessment in any form against Landlord because of or measured by income derived from leasing or rental of the Leased Premises, such tax shall be paid by Tenant, either directly or through reimbursement to Landlord, and upon Tenant's failure to pay the same, Landlord shall have the same remedies as upon Tenant's failure to pay Base Rent or Additional Rent. Provided, nothing in the foregoing is intended to require Tenant to be liable to pay any portion of federal income taxes charged to Landlord under the Internal Revenue Code of 1986, as amended.

13. ALTERATIONS AND IMPROVEMENTS: Tenant shall not make any alterations, additions or improvements to the Leased Premises without first obtaining, in each instance, the written consent of Landlord, which consent will not be unreasonably withheld. However, as a condition of such consent, Tenant shall provide the following to Landlord prior to the commencement of any alterations, additions or improvements to the Leased Premises:

(a) A written description of the work to be done, including copies of all blue prints, plans, specifications, design drawings, schematics and construction drawings that have been prepared for any material changes or additions to the Leased Premises;

(b) Identity of the prime contractor and of all subcontractors performing more than twenty percent of such work, giving the name, address, and contractor registration number of each such contractor and subcontractor;

(c) Signed, complete copies of all contracts, purchase orders or other agreements by which the work is to be constructed or performed, including all attachments, exhibits and amendments to said contracts. Landlord shall have the right, in Landlord's absolute discretion, to withhold consent to any of the proposed work if any of the foregoing is not provided or if, in Landlord's sole judgment, the work will adversely affect the Shopping Center or any tenant therein or the Leased Premises, including, but not limited to, the releasing ability thereof. In addition, and as a condition of Landlord's continuing consent, Tenant shall promptly provide Landlord with true and complete copies of all change orders and modifications to any contract, purchase order, work order or agreement by which the work is being performed. Tenant and its contractor and subcontractors and employees shall not make any penetrations into the roof or exterior walls of the building or structures in which the Leased Premises are located nor excavations into the parking lot, sidewalks, landscaping or any other portions of the grounds of the Shopping Center without Landlord's express written consent thereto, and if the construction work requires such penetrations or excavations, such requirements shall be expressly called out and identified by Tenant to Landlord at the time Landlord's consent is requested, and no such penetrations or excavations shall be made by Tenant or any contractor or employee working directly or indirectly for Tenant without an express, written consent given by Landlord specifically acknowledging that such work may proceed. All work performed by or for Tenant under this subsection shall be lien-free, and Tenant shall immediately cause the removal of any liens recorded against the Property or Leased Premises by any person, contractor, supplier or provider with respect to any work provided pursuant to this subsection, and failure to do so shall constitute a Default under this Lease. At Landlord's option, any work performed on, in, around or with respect to the Leased Premises by Tenant or by any employee, contractor or supplier of Tenant not in compliance with this subsection shall immediately be removed and the Leased Premises immediately restored to their immediately previous condition at Tenant's sole expense and at no cost or expense to Landlord. Landlord's consent to the performance of any work pursuant to this subsection shall not in any way, expressly or impliedly, constitute a representation or warranty by Landlord that the work is in accordance with applicable laws, including, but not limited to, laws pertaining to land use, zoning, building codes, Americans with Disabilities Act, or local ordinances or regulations. Landlord shall have no obligation to research or ascertain the same, and if any of the foregoing is violated by the work, Tenant shall be solely responsible, at its sole cost and at no cost to Landlord or to any successor, assign or mortgagee of Landlord, to take or refrain from all actions, including further modifications if required, as necessary to conform therewith. Notwithstanding the foregoing, Landlord agrees not unreasonably to withhold consent to interior, non-structural alterations which in the aggregate cost less than $5,000.00 and to upgrades in the drive-in banking facilities and exterior ATMs (providing with respect to ATM's that Landlord's advance consent shall be obtained as to the placement and location of the same except as to ATM's affixed to the existing building. Landlord may withhold its consent, in its sole and absolute discretion, to any other alterations. In the absence of a written agreement to the contrary, all alterations, additions and improvements to the Leased Premises made by Tenant (excluding Tenant=s removable trade fixtures, including all drive up equipment, teller stations, safe deposit boxes, modular vault, safes, night depositories, ATMS's, and security equipment, and related furnishings and equipment) shall at once become the property of Landlord. Those removable trade fixtures referred to herein which do not become the property of Landlord shall be removed by Tenant at termination of this Lease (on any basis for termination), failing which the same shall become the property of Landlord as provided in Section 10, however, any required removal not so performed by tenant shall be completed by Landlord the cost of which shall be paid from security deposit funds held by Landlord.

14. TENANT'S FIXTURES: Tenant may place or install in the Leased Premises Tenant's trade fixtures including all drive up equipment, teller stations, safe deposit boxes, modular vault, night depositories, ATM's, and security equipment, and related furnishings and equipment, including but not limited to counters, shelving, display cases, office furniture and movable safes, draperies, rugs, heating and cooling equipment (other than the air conditioning and heating system installed as part of the construction of the building), and the same shall remain the property of Tenant at all times, and so long as Tenant is not in default hereunder and no event has occurred that, with the passage of time, would be a default, Tenant may remove same from the Leased Premises at any time during the term of this Lease and shall do so upon the termination of this Lease and shall at Tenant's own cost and expense repair any and all damage to the Leased Premises resulting from or caused by such removal. If Tenant fails to remove such fixtures upon termination of this Lease, at Landlord=s sole option, Landlord may either retain and take ownership of said fixtures and the same shall be deemed abandoned and surrendered by Tenant to Landlord, or have the same removed and disposed of in any manner deemed by Landlord to be advisable or appropriate and charge the cost of such removal and disposal and repair of any damage to the Leased Premises from such removal to Tenant with interest from the date of expenditure of such costs at the rate of twelve percent (12%) per annum (and/or apply any unused portion of the Security Deposit to such costs). Provided, other than removable track lighting, lighting fixtures installed in the Leased Premises, whether installed by Tenant or otherwise, shall, for purposes of this Section, be deemed part of the real property and shall not be removed upon termination of this Lease.

15. SIGNS: All signs must be approved in writing by Landlord prior to fabrication and installation, which approval shall not be unreasonably withheld, and must comply with the sign criteria attached as Exhibit F. Tenant shall have the right, at Tenant's expense, to place and maintain a fascia sign on the exterior face of the Leased Premises for the purpose of advertising Tenant's business, providing all such signs shall be considered fixtures and shall be in keeping with the quality and character of the Shopping Center and shall be removed at Tenant's expense, upon termination of this Lease as provided in Section 14. The signs shall conform to graphics that are standard throughout the Shopping Center or that may be required by Landlord, and Tenant shall comply with any future renovation of the Shopping Center by repairing or replacing its signs to comply with new criteria at Tenant's sole cost and expense. No trailer or portable signs are allowed except with Landlord's advance written consent, which may be withheld at Landlord's discretion.

16. LANDLORD'S ACCESS: Landlord and Landlord's contractors, agents and representatives shall have the right to enter the Leased Premises with reasonable advance notice and to the extent necessary for the purpose of exhibiting or inspecting the Leased Premises, or making repairs, alterations or additions to the Leased Premises or the building of which the Leased Premises are a part. If Landlord shall be required to incur the expense of a locksmith or other specialist to obtain unfettered access to the Leased Premises or any portion thereof, Tenant shall promptly reimburse Landlord for all expenses related thereto. In performing such maintenance, repairs, alternations, or additions, Landlord shall take all reasonable steps to minimize the adverse effect on Tenant's business. Provided, this provision shall not apply to nor require Landlord access to any safe, locked files, or similar locking cabinet or storage unit in which Tenant maintains money, valuables or proprietary or confidential records.

17. DAMAGE OR DESTRUCTION OF LEASED PREMISES:

(a) If the Leased Premises or the Shopping Center shall be partially damaged by fire or other cause covered by insurance maintained by Landlord, and if Section 17(b) below does not apply, Landlord shall proceed promptly to have the same repaired and/or replaced,, and this Lease shall remain in full force and effect during the period required for such repairs and replacements, except that the Base Rent, until such repair and/or replacement work has been completed, shall be reduced by an amount proportionate to the effect upon Tenant's access to and use of premises of the damage and repair/replacement work. Provided, if the damage is due to the fault or neglect of Tenant or any employee, agent, contractor or invitee of Tenant or of any subtenant of Tenant, there shall be no reduction or abatement of Base Rent or other amounts due from Tenant hereunder. Tenant shall in any event be responsible, at its sole cost and with whatever insurance proceeds as may be available to Tenant through its own insurance, to repair or replace any of Tenant's fixtures, equipment, inventory, supplies, furnishings, personal property and leasehold improvements as may be damaged or destroyed as a result of such occurrence, unless damage was occasioned by Landlord's negligence or intentional wrongdoing.

(b) If the Leased Premises or the Shopping Center are damaged to the extent of greater than thirty-five percent (35%) of their replacement cost by any cause, Landlord may elect to terminate this Lease as of the date of damage or destruction by notice given to Tenant in writing not more than forty-five (45) days following the date of damage. In such event, all rights and obligations of the parties shall cease as of the date of termination. In the absence of an election to terminate, Landlord shall proceed, to restore the Leased Premises and/or the Shopping Center to substantially the same form as prior to the damage or destruction, so as to provide Tenant usable space reasonably equivalent in quantity and character to that before the damage or destruction. Work shall be commenced as soon as reasonably possible, and thereafter proceed without interruption, except for work stoppages on account of matters beyond the reasonable control of Landlord. In no event shall Landlord be responsible for Tenant's loss of fixtures, equipment or potential profits.

18. INSURANCE:

(a) Landlord shall carry such insurance coverages upon the Shopping Center as Landlord shall from time to time determines in its reasonable discretion, including those required to be carried pursuant to Section 5(c)(ii) hereof, and any or all types of coverages referred to in Section 5(c)(ii) of this Lease, subject to reimbursement of the costs therefore as provided in Section 5 hereof.

(b) Commencing and effective on or prior to the day Tenant first is given the right to enter and occupy the Leased Premises for any reason, Tenant shall have procured and shall maintain, at Tenant's sole expense, throughout the term of this Lease, a policy or policies of insurance, at Tenant's sole cost and expense, insuring Landlord as well as Tenant from all claims, demands or actions arising out of Tenant's use and occupancy of the Leased Premises, the property damage insurance limitations of liability, and the public liability insurance to have a combined single limit of liability for bodily injury and property damage of not less than $2,000,000.00, and such policies or duly executed certificates of insurance shall be delivered to Landlord. Landlord and its property management company (or manager) shall be named as loss payee and additional insureds and shall be furnished with a certificate of such insurance which shall bear an endorsement that the same shall not be canceled except upon not less than thirty (30) days prior written notice to Landlord. Landlord shall have the right to deny Tenant access to the Leased Premises until the foregoing conditions have been satisfied, but the same shall not delay or postpone the Lease Commencement Date or Rent Commencement Date hereunder. Tenant shall be responsible to maintain all insurance required for the conduct of Tenant's business and for the protection, repair and/or replacement of Tenant's property and Tenant's interest in the Leased Premises, including, without limitation, fire and extended coverage, theft, liability, plate glass breakage, and all insurance covering Tenant's stock of goods, trade fixtures, and all other contents of the Leased Premises in an amount equal to not less than 100% of the full replacement value thereof. Tenant shall carry such policies with commercially responsible carriers licensed to issue such policies within the State in which the Leased Premises are located.

(c) If either Landlord or Tenant is paid any proceeds under any policy of insurance naming such party as an insured on a account of any loss or damage, then the party receiving the proceeds hereby releases the other party hereto to and only to the extent of the amount of such proceeds, from any and all liability for such loss or damage, notwithstanding that such loss, damage or liability may be based upon or rise out of a negligent or intentionally tortuous act or omission of the other party, its agents, officers or employees. Such release shall be effective, however, only as to a loss or damage occurring while the applicable policy of insurance of the releasing party provides that such release shall not impair the effectiveness of such policy or the insured's ability to recover thereunder. Landlord and Tenant shall each provide the other with proof of the right to waive the subrogated interests of their insurers.

19. INDEMNITY:

(a) Tenant shall indemnify and hold Landlord harmless for, from and against all fines, suits, claims, demands and actions to the extent resulting from any breach, violation or non-performance of any covenants or conditions hereof by Tenant or by Tenant's contractors, agents, employees or invitees. Tenant shall further indemnify and hold Landlord harmless for, from, and against all damages to the Shopping Center to the extent occasioned by the default, neglect or omission of Tenant, or Tenant's contractors, agents, employees or invitees, or by reason of any of Tenant's business activities on the Leased Premises.

(b) Landlord shall indemnify and hold Tenant harmless for, from and against all fines, suits, claims, demands and actions to the extent resulting from any breach, violation or non-performance of any covenants or conditions hereof by Landlord or by Landlord's contractors, agents, employees or invitees. Landlord shall further indemnify and hold Tenant harmless for, from, and against all damages to the Shopping Center, persons or property occasioned by the default, neglect or omission of Landlord, or Landlord's contractors, agents, employees or invitees, or by reason of any of Landlord's business activities on the Leased Premises.

(c) Landlord shall not be liable to Tenant or to Tenant's contractors, agents, employees, patrons or visitors for any damage to persons or property caused by any act, omission or neglect of Tenant, Tenant's contractors, agents or employees or any other tenant of the Shopping Center, and Tenant agrees to indemnify and hold harmless Landlord for, from and against all claims from any such damage. Tenant shall not be liable to Landlord or to Landlord's contractors, agents, employees, patrons or visitors for any damage to persons or property to the extent caused by any act, omission or neglect of Landlord. Landlord's contractors, agents or employees or any other Tenant of the Shopping Center, and Landlord agrees to indemnify and hold harmless Tenant for, from and against all claims from any such damage to the extent caused by Landlord or Landlord's employee or agents.

20. LANDLORD'S NON-LIABILITY: Landlord shall not be responsible or liable for, and Tenant releases Landlord from any liability for, any loss or damage to any property or person on the Leased Premises or the Shopping Center occasioned by or occurring as a result of criminal conduct by any person not acting in such conduct pursuant to Landlord's express direction, theft, fire, acts of God, public enemy, injunction, riot, insurrection, court order, requisition or order of governmental authority or any other matter beyond Landlord's control.

21. SUBLETTING OR ASSIGNMENT:

(a) Tenant shall not assign this Lease, in whole or in part, or sublet the Leased Premises or any part thereof, without the prior written consent of Landlord, which consent shall not be unreasonably withheld. In the event of any subletting or assignment, Tenant shall remain primarily liable to Landlord as principal and not as surety. Any such assignment or sublease shall not be for purposes of making a profit on the subleasing or assigning of this Lease, and Tenant shall promptly turn over to Landlord all rent and other charges received from any such assignee or sublessee in excess of the amount equal to Base Rent, Additional Rent and any other amounts payable by Tenant to Landlord hereunder, whether in the form of a lump-sum payment or monthly rental or other amounts. Tenant's Security Deposit obligations hereunder shall not be affected by any such assignment or sublease. Landlord shall have no obligation, express or implied, to consent to any such assignment or sublease, and in determining whether to grant consent to Tenant's sublease or assignment request, Landlord may consider any reasonable factor, including, but not limited to, the following:

(i)	business reputation of the proposed subtenant/assignee must be in accordance with generally acceptable commercial standards;

(ii)	use of the Leased Premises by the proposed subtenant/assignee must be similar to the use permitted by this Lease;

(iii)	percentage rents of the proposed subtenant/assignee, or the prospect of percentage rents, must be at least equal to that of the existing Tenant;

(iv)	managerial and operational skills of the proposed subtenant/assignee must be at least equal to the same as those of the existing Tenant;

(v)	use of the Leased Premises by the proposed subtenant/assignee will not violate or create any potential violation of any laws; and

(vi)	use of the Leased Premises will not violate any other agreements affecting the Leased Premises, Landlord or other tenants.

(b) If Landlord consents to any assignment or sublease pursuant to the above, Tenant shall continue to pay Base Rent and additional rent through the lease term to Landlord:

(c) Prior to the taking of occupancy of the Leased Premises or any portion thereof by such assignee or sublessee (or within not more than ten days after receipt of Landlord=s statement therefore, if such statement is not provided prior to such taking of occupancy), Tenant shall pay to Landlord the amount equal to the amount of all costs reasonably incurred by Landlord to investigate and determine whether to consent to any such proposed assignment or sublease, including, but not limited to, the costs incurred by Landlord for credit investigation, review of financial information pertaining to said proposed assignee or sublessee, review and/or preparation of documents necessary to such assignment or sublease or consent thereto, and any such other costs incurred by Landlord in response to Tenant's request for consent to assignment or sublease.

Tenant shall be obligated to reimburse Landlord for all reasonable costs so incurred irrespective of whether Landlord consents to such proposed assignment or sublease. Provided, Tenant's obligation to reimburse Landlord for such costs shall not exceed $1,500.00 unless Landlord advises Tenant in writing, prior to incurring costs in excess of said amount, that the amount of costs Landlord will incur will exceed said amount, in which event, Landlord's notice shall apprise Tenant of the reason such costs shall exceed said limit and shall provide a reasonable estimate and a maximum of the costs Landlord expects so to incur. On receipt of such notice, Tenant may withdraw the request for such consent, and the amount Tenant is obligated Landlord shall not, in the event of such withdrawal, exceed $1,000.

(d) In the alternative to consenting to a proposed assignment or sublease as provided above, Landlord shall have the right to recapture that portion of the Leased Premises that is the subject of the proposed assignment or sublease. To exercise such right of recapture, Landlord shall give written notice to Tenant within twenty (20) days after the date of Landlord's receipt of written notice of Tenant's proposed assignment and sublease along with a true and complete copy of all documents containing all of the terms of agreement between Tenant and its proposed assignee or sublessee, including, but not limited to, the actual or proposed assignment agreement and/or sublease. Said twenty-day period shall not commence to run until Landlord has received such written notice and all such documentation. If Landlord provides Tenant Landlord's written notice of recapture, the proposed assignment or sublease shall not become effective, and this Lease shall terminate as to that portion of the Leased Premises affected by the proposed assignment or sublease. The effective date of termination shall, in that event, be the date proposed as the effective date of the proposed assignment or sublease, and if there is no effective date therein provided, then the recapture as to the affected portion of the Leased Premises shall be effective on the last day of the month in which Landlord's notice of recapture is given (provided, if the notice of recapture is given later than the 25th day of the month, then such recapture shall, at Landlord's option, be effective the last day of the next-following month). Landlord's recapture of the Leased Premises or applicable portion thereof shall not relieve Tenant from any liabilities or obligations incurred prior to and as of the effective date of recapture and termination, including, but not limited to, Tenant's repair and maintenance obligations and obligations to pay Base Rent, Percentage Rent (if applicable), and Additional Rent through the effective date of recapture/termination, and the provisions of this Lease governing termination of this Lease shall apply. Landlord shall have no obligation to recapture the Leased Premises. If Landlord shall not have given written notice of recapture within the time period provided in this Section, then the provisions of this Subsection shall not apply. The right of recapture shall apply to each proposed assignment and sublease proposed by Tenant, and if the terms of a proposed assignment or sublease shall materially change following the initial notice thereof provided by Tenant to Landlord, or if Tenant shall propose an assignment or sublease to a different proposed assignee or sublessee or affecting a different or additional portion of the Leased Premises, then Tenant shall provide Landlord written notice of the change and copies of all documents containing the revised or additional terms of such proposed assignment or sublease, or shall provide a writing to Landlord setting forth all of said terms if such terms or any of them are not otherwise stated in writing, and Landlord shall have an additional period of twenty (20) days from the date of Landlord's receipt thereof to exercise the right of recapture described in this Subsection.

22. ASSIGNMENT OF LANDLORD'S INTEREST: Landlord shall have the right to assign or transfer, in whole or in part, all of Landlord's rights and obligations under this Lease and in the Leased Premises, subject to this Lease. The completion of the sale, assignment, conveyance or transfer by Landlord of Landlord's ownership or interest in the Shopping Center shall be deemed to be an automatic assignment and transfer of all of Landlord's right, title and obligations under this Lease, except to the extent as may be set forth in a writing between Landlord and its transferee. Tenant hereby agrees that, upon Tenant's receipt of written notification from Landlord of Landlord's sale, assignment or transfer of the Shopping Center, Tenant shall attorn to and recognize, as Tenant's landlord under this Lease for the unexpired balance (and any extensions and renewals) of the term of this Lease, the person or entity to whom Landlord has sold, assigned, transferred and/or conveyed Landlord's interest in the Shopping Center, and Landlord shall have no further duties, obligations or liabilities to Tenant under this Lease (except as may be set forth in any writing between Landlord and such transferee, purchase, assignee or successor).

23. ESTOPPEL CERTIFICATE: Tenant shall from time to time, within ten (10) days of written request therefore, submit to Landlord, or to any person designated by Landlord, a statement in writing certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, identifying the same by the date thereof and specifying the nature thereof), that to the knowledge of Tenant no uncured default exists (or if such uncured default does exist, specifying the same), the dates to which the rental and other sums and charges payable herein have been paid, and that Tenant has no claims against Landlord and no defenses or offsets to rental except for the continuing obligations under this Lease (or if Tenant has any such claims, defenses or offsets, specifying the same). The estoppel certificate shall be in such form as Landlord may request or such form as any lender, financial institution or prospective purchaser may require of Landlord. Tenant's failure to deliver such statement within the time provided herein shall be conclusive upon Tenant that this Lease is in full force and effect, without modification except to the extent represented by Landlord, that there are no uncured defaults in Landlord's performance under this Lease, and that not more than one month's Rent has been paid in advance and shall also constitute Tenant's irrevocable authorization to Landlord to execute an Estoppel Certificate on Tenant's behalf setting forth the above statements as true. This provision shall apply equally to Landlord, who agrees to deliver to Tenant a signed Estoppel Certificate setting forth the same information as stated above (to the extent true) within ten (10) days of Landlord's receipt of Tenant's written request therefore, failing which the statements contained in the immediately-preceding sentence shall be deemed conclusively to be represented and agreed to by Landlord. Notwithstanding the foregoing, Tenant's failure to deliver said statement within the aforesaid ten days of request shall constitute Tenant's Default.

24. LANDLORD'S MORTGAGES/SUBORDINATION AND ATTORNMENT AND MORTGAGEE'S PROTECTION AND RIGHTS TO RECEIVE NOTICE:

(a) This Lease is and shall always be subject to any mortgages (which term shall include deeds of trust, ground leases and other financing devices) now or hereafter existing against the Leased Premises or the Shopping Center, and Tenant shall, within ten (10) calendar days after being requested to do so, execute and deliver any instrument deemed necessary to effect or confirm the subordination of this Lease to any such mortgage, including, but not limited to, a "Subordination, Non-Disturbance and Attornment Agreement," in recordable form, duly acknowledged, in such form as may be required by Landlord's existing or prospective lender or mortgagee, which document shall be in the form typically required by such lender or mortgagee of other tenants of a nature similar to Tenant, and the failure or refusal of Tenant to do so within twenty one (21) calendar days after requested to do so shall constitute a default herein. Provided, Tenant's obligation to sign such document shall be conditioned upon such document expressly stating that so long as Tenant is not in default of the terms and conditions of this Lease, Tenant's right to quiet enjoyment of the Leased Premises and rights under this Lease shall not be terminated during the Lease Term, notwithstanding foreclosure of the mortgage, deed of trust and/or security interest held by the mortgagee requesting Tenant's signature on such document.

(b) Tenant further agrees to give any mortgagee(s) and/or deed of trust holder(s) or beneficiary(ies), by registered mail or such other means of delivery as may be reasonable, a copy of any notice of default which Tenant may deliver to Landlord, providing Tenant has been given by Landlord or by said mortgagee, deed of trust holder or beneficiary an address and instructions for delivery of such notices. Tenant further agrees that if Landlord shall have failed to cure such default within the time provided for in this Lease, then the mortgagee(s) and/or deed of trust holder(s) or beneficiary(ies) shall have an additional thirty (30) days within which to cure such default, or if such default cannot be cured within that time, then such additional time as may be reasonable and necessary if, within said thirty (30) day period, such mortgagee(s) or deed of trust holder(s) or beneficiary(ies) shall have commenced and be diligently pursuing the actions necessary to cure such default, in which event, Tenant agrees this Lease shall not be terminated on the basis of such default.

(c) Notwithstanding any other provision of this Lease, this Lease and any amendment hereto, shall be subject to and conditioned upon the approval of this Lease by the holder of any recorded mortgage existing on the Property at the time of execution of this Lease (or at the time of any amendment with respect to mortgagee's approval of an amendment).

25. EVENTS OF DEFAULT AND REMEDIES:

(a) Tenant's Default. The occurrence of any one or more of the following shall constitute a material default and breach of this Lease by Tenant:

(i)	Failure to Pay Rent. Tenant's failure to make any payment of Base Rent, Additional Rent, late charge, assignment consent charge, or any other sums due hereunder and payable by Tenant hereunder, as and when due and failure to make such payment in full within five (5) calendar days after written notice to Tenant to pay rent sent by Landlord or Landlord's agent or attorney; or

(ii)	Failure to Perform. Tenant's failure to observe or perform any of the terms, covenants, conditions, obligations, duties, undertakings and agreements of this Lease to be observed or performed by Tenant, and failure to cure the same within twenty (20) calendar days written notice to Tenant thereof from Landlord or Landlord's agent (provided, if the subject of the default is such that the same can be cured but is not reasonably capable of full cure within said twenty days, Tenant shall not be in default providing, within twenty days of such notice, Tenant has commenced all actions reasonably necessary for such cure and continuously and diligently pursues such actions to complete cure, and further provided that, in such event such cure must be capable of completion within sixty days and must in fact be fully completed not later than sixty days following delivery to Tenant of such notice); or

(iii)	Creditor Assignment, Bankruptcy, Receivership. The occurrence of any of the following: (a) the making by Tenant of any general assignment or general arrangement for the benefit of creditors; or (b) the filing of a petition by or against Tenant under any section or chapter of the National Bankruptcy Act, as amended, or under any similar law or statute of the United States or of any state thereof, unless, in the case of a petition filed against Tenant, the same is dismissed within thirty (30) days of filing; or (c) the appointment of a trustee or a receiver to take possession of substantially all of Tenant's assets located at the Leased Premises or of Tenant's interest in this Lease, where such appointment or seizure is not discharged in thirty (30) days after appointment of such trustee or receiver; or (d) Tenant becoming insolvent; or (e) Tenant making any transfer in fraud of creditors.

(iv)	Assignment without Approval. Tenant assigning, conveying, transferring or subletting all or any interest under this Lease or in the Leased Premises without Landlord's prior written consent.

(v)	Failure to Operate. Tenant's failure to remain open and to operate and conduct its business in or from the Leased Premises as described in Section 8(f). Said failure shall constitute an Event of Default hereunder without the requirement of Landlord's first providing a notice of default or demand to cure. Tenant shall cure said default and resume full operation and conduct of business in accordance with the provisions of this Lease within five (5) calendar days after delivery to Tenant or posting upon the Premises of a written notice from Landlord requiring such resumption, and upon Tenant's failure to do so, Landlord may exercise any or all of Landlord's remedies hereunder for default without further notice, including, but not limited to, termination of this Lease.

(vi)	Abandonment of the Leased Premises. Tenant's abandonment or termination of occupancy of the Leased Premises by Tenant for a period of ten (10) calendar days or failure for such period of time to conduct Tenant's normal business in or from the Leased Premises in accordance with the use(s) permitted herein (except where such cessation is caused by or related to a casualty, force majeure, insured loss, remodeling or repairs approved by Landlord, or event beyond Tenant's control and not otherwise amounting to or resulting from a breach of this Lease by Tenant).

(b) Remedies in Default. In the event of any such default or breach by Tenant, Landlord may at any time after any applicable cure period, with or without notice or demand and without limiting Landlord in the exercise of a right or remedy which Landlord may have by reason of such default or breach:

(i)	Terminate the Lease. Terminate Tenant's right to possession of the Leased Premises by any lawful means, in which case this Lease shall terminate and Tenant shall immediately surrender possession of the Leased Premises to Landlord. In such event, Landlord shall be entitled to recover from Tenant all damages suffered including but not limited to all reasonable past due Base Rent, and other sums and charges due and coming due hereunder, the expenses of re-letting the Leased Premises, including leasing commission paid, and all necessary repair, renovation and alteration of the Leased Premises, reasonable attorneys' fees, the worth at the time of award by the court having jurisdiction thereof of the amount by which the unpaid Base Rent, and other sums due hereunder for the balance of the Lease Term after the time of such award exceeds the amount of such loss for the same period that Landlord proves could be reasonably avoided (the "worth at the time of award" shall be determined by discounting such excess amount by the discount rate of the Federal Reserve Bank of San Francisco plus one percent (1%)); and that portion of any leasing commission paid by Landlord and applicable to the unexpired Lease Term of this Lease; or

(ii)	Continue the Lease. Maintain Tenant's right to possession, in which case this Lease shall continue in effect whether or not Tenant has vacated or abandoned the Leased Premises.

In such event Landlord shall be entitled to enforce all of Landlord's rights and remedies under this Lease, including the right to recover the Base Rent, and other sums due hereunder, damages from Tenant's default or breach, and any other sums or payments as that may become due hereunder, and to specifically enforce Tenant's obligations hereunder and obtain injunctive relief from further defaults and breaches, providing Landlord takes such actions as are reasonable during such period to re-let the Leased Premises.

Landlord may sue periodically to recover damages as they accrue throughout the term of this Lease and no action for accrued damages shall be a bar to a later action for damages subsequently accruing. To avoid a multiplicity of actions, Landlord may obtain a decree requiring Tenant to pay the damages recoverable by Landlord as they accrue. Alternatively, Landlord may elect any one action to recover accrued damages plus damages attributable to the remaining term of this Lease equal to the difference between the rental under this Lease and the reasonable rental value of the Leased Premises for the remainder of the term, discounted to the time of the judgment at the rate of six percent (6%) per annum; or

(c) Re-letting. Landlord may re-let the Leased Premises or any part thereof for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the term of this Lease) and on such conditions (which may include concessions or free rent and alterations of the Leased Premises) as Landlord, in its reasonable discretion, may determine and may collect and receive the rents therefore. Landlord shall in no way be responsible or liable for any failure to re-let the Leased Premises or any part thereof, or for any failure to collect any rent due upon any such re-letting Providing Landlord has undertaken reasonable efforts to re-let the Leased Premises. Landlord may alter, refurbish or otherwise change the character or use of the Leased Premises in connection with such re-letting. No such re-letting by Landlord following an event of default by Tenant shall be construed as an acceptance of the surrender of the Leased Premises. If rent received upon such re-letting exceeds the rent received under this

Lease, Tenant shall have no claim to the excess but amounts received upon re-letting shall reduce Tenant's payments due under this lease.

(d) Other Remedies. Landlord may pursue any other remedy now or hereafter available to Landlord under the laws or judicial decisions of the State of Washington, including, but not limited to, the right to recover all amounts due from Tenant hereunder which would have been received by Landlord but for Tenant's default, the cost of recovering possession of the Leased Premises, costs and expenses of re-letting or attempting to re-let, including renovation and alteration of the Leased Premises, reasonable attorneys' fees, any leasing commission actually paid to re-let the Leased Premises, and the portion of the leasing commission paid by Landlord incident to this Lease, prorated over the Lease Term to the unexpired term of this Lease. All unpaid rental and other charges for the period prior to re-entry, plus interest at the rate of eighteen percent (18%) per annum (but not in excess of the highest rate allowed by law) from the date such amount was due.

(e) Cumulative Remedies. Landlord's remedies hereunder are cumulative and Landlord's exercise of any right or remedy due to a default or breach by Tenant shall not be deemed a waiver of, or to alter, affect or prejudice any right or remedy which Landlord may have under this Lease or by law. Neither the acceptance of rent, nor any other act or omission of Landlord at any time or times after the happening of any event authorizing the termination or forfeiture of this Lease, shall operate as a waiver of any past or future violation, breach or failure to keep or perform any covenant, agreement, term or condition hereof or to deprive Landlord of its right to terminate or forfeit this Lease, upon the written notice provided for herein, at any time that cause for termination or forfeiture may exist, or be construed so as at any time to stop Landlord from promptly exercising any other option, right or remedy that it may have under any term or provision of this Lease, at law or in equity. In addition to the other remedies in this Lease provided, Landlord shall be entitled to restrain by injunction the violation or attempted violation of any of the covenants, agreement or conditions of this Lease. In no event shall any election by Landlord hereunder, including but not limited to the forfeiture of the security deposit, or any entry by Landlord, with or without notice, be deemed to terminate this Lease or to relieve Tenant of its duties and obligations arising under the terms, covenants, agreements or conditions of this Lease, unless Landlord specifically elects to relieve Tenant.

(f) Legal Expenses. If either party is required to bring or maintain any action (including assertion of any counterclaim or cross claim, or claim in a proceeding in bankruptcy, receivership or any other proceeding instituted by a party hereto or by others), or otherwise refers this Lease to an attorney for the enforcement of any of the covenants, terms or conditions of this Lease, the substantially prevailing party, or the non-breaching party if no action is filed or no decision rendered regarding the merits of the action, shall, in addition to all other remedies provided herein, receive from the other party all the costs (including reasonable attorneys' fees) incurred in the enforcement of the terms, covenants, conditions, obligations, duties, undertakings and agreements of this Lease (whether or not an action is instituted) and including any such costs and fees incurred by the substantially prevailing party on any appeal.

(g) Notices of Default. In the event that Landlord is required to provide Tenant with any notice of default relative to any default by Tenant under the terms of this Lease, Tenant shall be required as a condition to the cure of such default to pay to Landlord the sum of $250.00 for the preparation of the notice of default and all costs of service thereof upon Tenant. The payment of the sums specified in this paragraph shall be a condition to the cure of any default by Tenant and such sums shall be in addition to any late charges, interest or other sums payable pursuant to the terms of this Lease.

(h) Default By Landlord. Landlord shall not be in breach or default under this Lease unless Landlord fails to perform obligations required of Landlord within a reasonable time, but in no event shall such time be less than thirty (30) business days after written notice by Tenant to Landlord and to the holder of any mortgage or deed of trust covering the Leased Premises whose name and address shall have theretofore been furnished to Tenant in writing. The notice shall specify in detail the nature and extent of the duty or obligation of Landlord that Tenant asserts is in default. Notwithstanding the foregoing, if the nature of Landlord's obligation is such that more than thirty (30) business days are required for performance, then Landlord shall not be in breach or default if Landlord commences performance within such thirty (30) business day period and thereafter diligently prosecutes the same to completion. Tenant further agrees not to invoke any of its remedies under this Lease until said thirty (30) business days have elapsed. In no event shall Tenant have the right to withhold rent or other sums due hereunder as a result of Landlord's breach or default

26. WAIVER: All remedies given to Landlord and Tenant herein, including those not set forth but provided by law, shall be cumulative, and the exercise of one or more of such remedies by Landlord and Tenant shall not exclude the exercise of any other remedy. Any waiver by Landlord or Tenant, express or implied, of any breach of any term, covenant or condition hereof, shall not be deemed a waiver of such term, condition or covenant for any subsequent breach of any other term, covenant or condition and consent or approval shall not be deemed to waive or render unnecessary consent to or approval of any subsequent similar act. Acceptance of rent by Landlord from Tenant or any assignee, subtenant or other successor in interest of Tenant, or the payment or tender of any rent to Landlord, with or without notice, shall not be construed as a waiver of any breach of any term, condition or covenant of this Lease. The failure of Landlord or Tenant to declare any default upon the occurrence thereof, or any delay by Landlord or Tenant in taking action with respect thereto shall not waive such default, but Landlord and Tenant shall have the right to declare such default at any time and to take such action as may be authorized herein to the extent herein provided.

27. BANKRUPTCY: If Tenant becomes a Debtor under Chapter 7 of the Bankruptcy Code ("Code") or a petition for reorganization or adjustment of debts is filed concerning Tenant under Chapters 11 or 13 of the Code, or a proceeding is filed under Chapter 7 of the Code and is transferred to Chapters 11 or 13 of the Code, the Trustee or Tenant, as Debtor and as Debtor-In-Possession, may not elect to assume this Lease unless, at the time of such assumption, the Trustee or Tenant has cured all defaults under the Lease and paid all sums due and owing under the Lease or provided Landlord with "Adequate Assurance" (as defined below) that: (i) within ten (10) days from the date of such assumption, the Trustee or Tenant will completely pay all sums due and owing under this Lease and compensate Landlord for any actual pecuniary loss resulting from any existing default or breach of this Lease, including without limitation, Landlord's reasonable costs, expenses, accrued interest, and attorneys' fees incurred as a result of the default or breach; (ii) within twenty (20) days from the date of such assumption, the Trustee or Tenant will cure all non-monetary defaults and breaches under this Lease; and (iii) the assumption will be subject to all of the provisions of this Lease. For purposes of this Section, Landlord and Tenant acknowledge that, in the context of a bankruptcy proceeding involving Tenant, at a minimum, "Adequate Assurance" shall mean: (a) the Trustee or Tenant has and will continue to have sufficient unencumbered assets after the payment of all secured obligations and administrative expenses to assure Landlord that the Trustee or Tenant will have sufficient funds to fulfill the obligations of Tenant under this Lease, and to keep the Leased Premises fully stocked with merchandise and properly staffed with sufficient employees to conduct a fully-operational, actively promoted business in the Leased Premises; (b) the Bankruptcy Court shall have entered an Order segregating sufficient cash payable to Landlord and/or the Trustee or Landlord shall have granted a valid and perfected first lien and security interest and/or mortgage in property of Trustee or Tenant acceptable as to value and kind to Landlord, to secure to Landlord the obligation of the Trustee or Tenant to cure the monetary and/or non-monetary defaults and breaches under this Lease within the time periods set forth above; and (c) the Trustee or Tenant, at the very minimum, shall deposit a sum equal to two (2) month's Base Rent, Percentage Rent to be held by Landlord (without any allowance for interest thereon) to secure Tenant's future performance under the Lease. If the Trustee or Tenant has assumed the Lease pursuant to the provisions of this Section for the purpose of assigning Tenant's interest hereunder to any other person or entity, such interest may be assigned only after the Trustee, Tenant or the proposed assignee have complied with all of the terms, covenants, conditions, obligations, duties, undertakings and agreements of this Lease, including, without limitation, those with respect to Base Rent, Percentage Rent, and other sums due hereunder, and the use of the Leased Premises by the proposed assignee shall be only as permitted in this Lease; Landlord and Tenant acknowledge that the terms, covenants, conditions, obligations, duties, undertakings and agreements of this Lease are commercially reasonable in the context of a bankruptcy proceeding of Tenant. Any person or entity to which this Lease is assigned pursuant to the provisions of the Code shall be deemed without further act or deed to have assumed all of the terms, covenants, conditions, obligations, duties, undertakings and agreements of this Lease on and after the date of such assignment. Any such assignee shall upon request execute and deliver to Landlord an instrument confirming such assignment. Upon the filing of a petition by or against Tenant under the Code, Tenant, as Debtor and as Debtor-In-Possession, and any Trustee who may be appointed agree to adequately protect Landlord as follows: (i) to perform each and every obligation of Tenant under this Lease until such time as this Lease is either rejected or assumed by Order of the Bankruptcy Court; (ii) to pay all monetary obligations required under this Lease, including without limitation, the payment of Base Rent, Percentage Rent, and other sums due hereunder, which is considered reasonable compensation for the use and occupancy of the Leased Premises; (iii) provide Landlord a minimum of fifteen (15) days prior written notice, unless a shorter period is agreed to in writing by the parties, of any proceeding relating to any assumption of this Lease or any intent to abandon the Leased Premises, which abandonment shall be deemed a rejection of this Lease; and (iv) to perform to the benefit of Landlord otherwise required under the Code. The failure of Tenant to comply with the above shall result in an automatic rejection of this Lease.

28. EMINENT DOMAIN:

(a) If a portion of the Leased Premises is condemned (which term shall include a conveyance given under the threat of condemnation) and neither Section 28(b) nor Section 28(c) below applies, this Lease shall continue in effect. Landlord shall be entitled to all the proceeds of condemnation, and Tenant shall have no claim against Landlord or the condemning authority as a result of condemnation. Landlord shall proceed as soon as reasonably possible to make such repairs and alterations to the Leased Premises as are necessary to restore the remainder of the Leased Premises to a condition as comparative as reasonably practical to that existing at the time of condemnation. Base Rent shall be abated to the extent that the Leased Premises are untenantable during the period of alteration and repair. After the date on which title vests in the condemning authority, Base Rent shall be reduced commensurably with the reduction in value of the Leased Premises as an economic unit on account of the partial taking.

(b) If any substantial part of the Shopping Center or any substantial part of the building in which the Leased Premises are located is condemned, this Lease shall, at the option of Landlord, terminate as of the date title vests in the condemning authority. In such event, all rights and obligations of the parties shall cease as of the date of termination. Landlord shall be entitled to all of the proceeds of condemnation, and Tenant shall have no claim against Landlord or the condemning authority as a result of the condemnation.

(c) If all of the Leased Premises or a portion sufficient to render the remaining Leased Premises reasonably unsuitable for Tenant's use is condemned, this Lease shall terminate as of the date title vests in the condemning authority. In such event, all rights and obligations of the parties shall cease as of the date of termination. Landlord shall be entitled to all of the proceeds of condemnation, and Tenant shall have no claim against Landlord or the condemning authority as a result of the condemnation.

(d) Notwithstanding the foregoing, Tenant reserves any right it may have against the condemnor in any condemnation action for its personal property and for moving expenses.

29. QUIET ENJOYMENT: If Tenant shall perform all of the covenants and agreements required to be performed by Tenant in this Lease, Tenant shall, subject to the terms of this Lease, any mortgage presently or hereafter existing on the Shopping Center, any other leases now in effect covering other portions of the Shopping Center, and any other restrictions, conditions, covenants, reservations, easements and other encumbrances of public record in the Office of the County Recorder in the county in which the Shopping Center is located, have peaceable and quiet enjoyment and possession of the Leased Premises. Landlord reserves the right to create such other commercially reasonable restrictions, conditions, covenants and easements as Landlord may deem necessary and appropriate.

30. NOTICES: Whenever this Lease requires notice to be given to a party, the requirement of such notice shall mean notice given in writing and delivered to the other party at its address shown in Section 1 hereof. Notices shall be considered to have been given to and received by Landlord or Tenant, as the case may be when delivered, mailed or faxed to that party at the address or facsimile number indicated in Section 1(b) or 1(d), respectively, on the date of delivery if hand delivered or delivered by messenger or commercial courier service; on the date of facsimile transmission if faxed during normal business hours and if a transmittal sheet is retained and a true copy of such document is also sent via first class mail on the date of such transmission, or on the first business day after facsimile transmission if not so sent during normal business hours; or on the third business day after the date of sending if sent via first class or certified mail, return receipt requested, postage pre-paid. A party may change its address or facsimile number from time to time and shall give notice of such change to the other party in the same manner as provided in this Section. Where is Lease calls for the giving of notice for matters arising hereunder by Landlord to Tenant, a copy of such notice shall also be given to Tenant's attorneys: Foster Pepper & Shefelman, LLP, 101 S.W. Main Street, 15th Floor, Portland, Oregon 97204 [Facsimile Number: (503) 221-1501], Attn: Ken Roberts.

31. PROVISIONS BINDING UPON SUCCESSORS AND ASSIGNS: The terms and provisions of this Lease shall be binding upon and shall inure to the benefit of the parties hereto, their heirs, successors and assignees, respectively, subject to other provisions in the Lease limiting assignment.

32. AMENDMENT: This Lease contains the entire agreement between the parties and may not be altered, changed or amended except by an instrument in writing, signed by the parties hereto. It is understood that there are no oral agreements between the parties hereto affecting this Lease and that this Lease supersedes and cancels any and all previous negotiations, arrangements, brochures, advertising, agreements and understandings, if any, between the parties or their agents or by or through any broker with respect to this Lease and the subject matter thereof.

33. SEVERABILITY: If any provision of this Lease shall be declared in contravention of law or void as against public policy, such provision shall be considered severable, and the remaining provisions hereof shall continue in full force and effect.

34. SURRENDER AT EXPIRATION:

(a) Upon expiration of the lease term or earlier termination on account of default, recapture (if as to the entire Leased Premises) or other reason for termination as provided herein, Tenant shall deliver within twenty-four (24) hours of the termination date all keys to Landlord and surrender the Leased Premises in the same condition as upon delivery of the Leased Premises to Tenant, broom clean and with all facade signs removed, subject to and in accordance with all of the terms and conditions of this Lease.

(b) Tenant shall not hold over after the expiration of the lease term. If Tenant remains in possession of the Leased Premises after the expiration of the lease term, such holding over on the part of Tenant will not renew or extend this Lease, and Tenant shall be deemed to be occupying and using the Leased Premises as a Tenant at the sufferance of Landlord, subject to all the conditions, provisions and obligations of this Lease insofar as the same are applicable to a tenancy at sufferance; provided, however, Tenant covenants and agrees to pay to Landlord monthly as rent for the Leased Premises and as liquidated damages for such holding over a sum equal to one hundred twenty-five percent (125%) of the total rental due or paid by Tenant for the last month of the lease term for each and every month, or part thereof, that Tenant shall hold over together with all other changes due hereunder.

35. HAZARDOUS SUBSTANCES: The term "Hazardous Substances", as used in this Lease, shall include, without limitation, flammables, explosives, radioactive materials, asbestos, polychlorinated biphenyls (PCBs), chemicals known to cause cancer or reproductive toxicity, pollutants, contaminants, hazardous wastes, toxic substances or related materials, petroleum and petroleum products, and substances declared to be hazardous or toxic under any law or regulation now or hereafter enacted or promulgated by any governmental authority. Tenant shall not cause or knowlingly permit to occur: (a) Any violation of any state, city, or local law, ordinance, or regulation now or hereafter enacted, related to environmental conditions on, under, or about the Leased Premises, or arising from Tenant's use or occupancy of the Leased Premises, including, but not limited to, soil and ground water conditions; or (b) The use, generation, release, manufacture, refining, production, processing, storage, or disposal of any Hazardous Substance on, under, or about the Leased Premises, or the transportation to or from the Leased Premises of any Hazardous Substance. Tenant shall, at Tenant's own expense, comply with all laws regulating the use, generation, storage, transportation, or disposal of Hazardous Substances ("Laws"). Tenant shall, at Tenant's own expense, make all submissions to, provide all information required by, and comply with all requirements of all governmental authorities (the "Authorities") under the Laws. Should any Authority or any third party lawfully demand that a cleanup plan be prepared and that a clean-up be undertaken because of any deposit, spill, discharge, or other release of Hazardous Substances that occurs during the Term of this Lease upon, in, at or from the Leased Premises caused or permitted to occur by Tenant or by any employee, agent, contractor, licensee, or invitee of Tenant or by any other person or entity for whose actions Tenant is responsible, or which arises at any time from Tenant's use or occupancy of the Leased Premises, then Tenant shall, at Tenant's own expense, prepare and submit the required plans and all related bonds and other financial assurances; and Tenant shall carry out all such cleanup plans. Tenant shall indemnify, defend, and hold harmless Landlord, the manager of the property, and their respective officers, directors, beneficiaries, shareholders, partners, agents, and employees from all fines, suits, procedures, claims, and actions of every kind, and all costs associated therewith (including attorneys and consultants fees) arising out of or in any way connected with any deposit, spill, discharge, or other release of Hazardous Substances that occurs during the Term of this Lease upon, in, at or from the Leased Premises caused or permitted to occur by Tenant or by any employee, agent, contractor, licensee, or invitee of Tenant or by any other person or entity for whose actions Tenant is responsible, or which arises at any time from Tenant's use or occupancy of the Leased Premises, or from Tenant's failure to provide all information, make all submissions, and take all steps required by all Authorities under the Laws and all other environmental laws, Landlord shall indemnify, defend, and hold harmless Tenant, the manager of the property, and their respective officers, directors, beneficiaries, shareholders, partners, agents, and employees from all fines, suits, procedures, claims, and actions of every kind, and all costs associated therewith (including attorneys and consultants fees) arising out of or in any way connected with any deposit, spill, discharge, or other release of Hazardous Substance that were pre-existing on the subject property. Tenant's obligations and liabilities under this paragraph shall survive the expiration of this Lease.

36. ADDITIONAL PROVISIONS:

(a) The laws of the State of Washington shall govern the interpretation, validity, performance and enforcement of this Lease, and the parties hereby submit and consent to the jurisdiction and venue of the Superior Court of the State of Washington in and for Pierce County.

(b) Whenever a period of time is herein prescribed for action to be taken by Landlord or Tenant, Landlord or Tenant shall not be liable or responsible for, and there shall be excluded from the computation of any such period of time, any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations or restrictions or any other causes of any kind whatsoever which are beyond the reasonable control of Landlord or Tenant.

(c) With respect to terminology in this Lease, each number (singular or plural) shall include all numbers, and each gender (male, female or neuter) shall include all genders.

(d) In any circumstances where Landlord enters the Leased Premises, no such entry shall constitute an eviction or disturbance of Tenant's use and possession of the Leased Premises, or a breach by Landlord of any of its obligations herein, or render Landlord liable for damages for loss of business or otherwise, or entitle Tenant any right to setoff or recoupment or other remedy. All of the aforesaid provisions shall be applicable notwithstanding that Landlord may elect to take building materials in, to or upon the Leased Premises that may be required or utilized in connection with such entry by Landlord.

(e) In all instances where Tenant or Landlord are required herein to pay any sum or do any act at a particular indicated time or within an indicated period, it is understood that time is of the essence.

(f) If, during the term of this Lease, the rentable square footage of all buildings situated in the Shopping Center (and on other property that may be acquired by Landlord for expansion purposes) is either increased or decreased, then Tenant's Proportionate Share shall be re-determined as follows: The applicable percentage shall be the amount that the square footage of the Leased Premises bears to the then total square footage of all buildings situated in the Shopping Center (and on any such adjacent property). If any tenant of the Shopping Center pays real property taxes or assessments directly to any taxing authority or carries its own insurance, as may be provided in that tenant's lease, that tenant's square footage shall not be deemed a part of the total square footage for purposes of computing Tenant's Proportionate Share hereunder.

(g) To the extent permitted by law, neither this Lease nor any sublease shall be considered as an asset of a debtor-in possession, or an asset in bankruptcy, insolvency, receivership or other judicial proceedings.

(h) During the period of ninety (90) days prior to the date for the termination of this Lease, or at any other time during the Lease Term if Tenant shall abandon or surrender the Leased Premises prior to termination of this Lease, Landlord may post on the Leased Premises or the windows thereof reasonably-sized signs notifying the public that the Leased Premises are "for lease" and Landlord may show the Leased Premises to prospective tenant's or buyers and take similar actions to re-let the Leased Premises, without waiver or release of or other effect upon Landlord's rights or Tenant's obligations hereunder.

(i) If suit or action is instituted in connection with any controversy arising out of this Lease, the substantially prevailing party shall be entitled to recover in addition to costs such sums as the trial court may adjudge reasonable as attorneys' fees.

(h) Non-Recording/Memorandum of Lease. This Lease shall not be filed for record or recorded in any public record except as may be required by Federal Securities Law. At the request of either party made during or prior to the Lease Term, that party and the other party hereto shall execute a memorandum of lease in recordable form that shall provide public notice of the existence of this Lease, which memorandum shall be prepared and recorded at the expense of the requesting party

(i) Entire Agreement. This Lease and its exhibits and any signed addendum hereto constitute the sole and entire agreement, contract, understanding and arrangement of the parties with respect to the subject matter hereof or relating in any way to the Property, the Shopping Center, the Leased Premises or any other subject that is referred to in this Lease, and there is no other consideration or inducement to any party to enter into this Lease other than as recited herein. To the extent any person or entity, whether or not a party hereto, may claim, assert or allege at any time that any written or oral promise, representation, agreement, contract, undertaking, statement, assurance or other such matter, express or implied, entered into, made or existing as of the date hereof, has been made or relied upon or forms part of or modifies, replaces, supersedes, qualifies or otherwise affects any term of this Lease or constitutes an additional agreement, promise, contract or understanding, such other matter shall be null and void and of no force or effect, the parties and each person signing this Lease for a party hereby acknowledging and agreeing that the sole and only agreement of the parties with respect hereto is fully set forth in this Lease and not elsewhere.

IN WITNESS WHEREOF, the parties hereto have executed this lease, consisting of Sections 1 through 36 and Exhibits A through I, effective as of the day and year first written above.

LANDLORD:	TENANT:

LAKHA PROPERTIES-LAKEWOOD, L.L.C.,	VENTURE BANK
A Washington limited liability company,
By its Managing Member, ASL Properties - Kent, Inc.,
A Washington corporation
By:/s/ Jon M. Jones
Jon M. Jones, President

By:/s/Amin S. Lakha	Date: October 14, 2004
Amin S. Lakha
President, ASL Properties - Kent, Inc.

Exhibit 21.1

VENTURE FINANCIAL GROUP, INC. Subsidiaries Owned at December 31, 2004

Name of Subsidiary	Trade Name	State of Incorporation
Venture Bank	Same	Washington
First Community Financial Group Capital Trust I	Same	Washington
First Community Financial Group Capital Trust	Same	Washington
II

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the inclusion in this Annual Report on Form 10-K of Venture Financial Group, Inc. for the year ended December 31, 2004 and to the incorporation by reference of the previously filed registration statement number 333-84748 of First Community Financial Group, Inc, on Form S-8 of our report dated February 22, 2005, with respect to the consolidated statements of financial condition of Venture Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003.

/s/ Moss Adams LLP Everett, Washington March 23, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-84748 on Form S-8 of our report dated January 10, 2003, included in this Annual Report on Form 10-K of Venture Financial Group, Inc. for the year ended December 31, 2002.

/s/ McGladrey & Pullen, LLP Tacoma, Washington March 23, 2005

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

Date: March 22, 2005
/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board (principal executive officer)

EXHIBIT 31.2

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

Date: March 22, 2005
/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board (principal financial officer; and principle accounting officer)

EXHIBIT 32

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER

This certification is given by the undersigned Chief Executive Officer and acting Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's annual report of Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr.

President, Chief Executive Officer, and Chairman of the Board

(principal executive officer; principal financial officer; and principal accounting officer)

March 22, 2005