Form 10-Q
period 2005-03-31
VENTURE FINANCIAL GROUP INC
filed 2005-05-16
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(mark one)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             X Yes __No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) __Yes   X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Class	Outstanding at April 29, 2005
Common Stock	6,610,679

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$ 15,823	$ 13,796
Interest bearing deposits in banks	63	65
Federal funds sold	--	--
Securities available for sale	69,800	73,291
Investments in Trusts	589	589
Federal Home Loan bank stock, at cost	3,944	3,930
Loans held for sale	5,074	3,118

Loans	447,733	429,523
Allowance for credit losses	(7,167)	(7,189)
Net loans	440,566	422,334

Premises and equipment	14,104	11,729
Foreclosed real estate	339	718
Accrued interest receivable	2,091	2,084
Cash surrender value of life insurance	13,572	13,431
Goodwill	8,961	8,961
Other intangible assets	499	526
Other assets	2,756	1,644

Total assets	$578,181	$556,216

Liabilities
Deposits:
Demand-noninterest bearing	$ 76,056	$ 72,250
Savings and interest bearing demand	161,908	151,153
Time	121,530	103,318
Total deposits	359,494	326,721

Federal funds purchased	320	5,575
Short term borrowings	118,749	123,128
Accrued interest payable	497	620
Long-term debt	15,000	15,000
Junior subordinated debentures	19,589	19,589
Other liabilities	6,510	7,743
Total liabilities	520,159	498,376

Stockholders' Equity
Common stock (no par value); 10,000,000 shares authorized
shares issued: March 2005 - 6,520,714; December 2004 - 6,527,507	5,412	5,418
Additional paid-in-capital	17,695	18,473
Retained earnings	35,313	33,706
Accumulated other comprehensive income (loss), net of tax	(398)	243
Total stockholders' equity	58,022	57,840

Total liabilities and stockholders' equity	$578,181	$556,216

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars in thousands, except per share data)
	Three months ended
	March 31,
	2005	2004
Interest income
Loans	$7,995	$6,651
Federal funds sold and deposits in banks	8	3
Investments	783	907
Total interest income	8,786	7,561

Interest Expense
Deposits	1,164	1,002
Other	1,159	495
Total interest expense	2,323	1,497

Provision for credit losses	215	132

Net interest income after provision
For credit losses	6,248	5,932

Non-interest income
Service charges on deposit accounts	735	889
Mortgage loans sold	411	338
Other operating income	904	569
Total non-interest income	2,050	1,796

Non-interest expense
Salaries and employee benefits	2,985	2,884
Occupancy and equipment	887	855
Other expense	1,459	1,187
Total non-interest expense	5,331	4,926

Operating income before income taxes	2,967	2,802

Income taxes	934	894

Net income	$2,033	$1,908

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) on securities
arising during the period	(641)	499
Comprehensive Income	$1,392	$2,407

Earnings per Share Data
Basic earnings per share	$ 0.31	$0.29
Diluted earnings per share	$ 0.30	$0.28
Dividends declared per share	$ 0.07	$0.07

Weighted average number of common shares	6,531,379	6,461,411
Weighted average number of common shares,
Including dilutive stock options	6,730,927	6,746,393

Return on average assets	1.45%	1.50%
Return on average equity	14.07%	15.73%

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (Dollars in thousands) Three Months Ended March 31, 2004 and 2005
					Accumulated
	Number of	Common		Retained	Other
	Shares	Stock	Surplus	Earnings	Comprehensive	Total
					Income (Loss)
Balance, December 31, 2003	6,474,244	$5,395	$19,894	$23,254	$130	$48,673
Net income	- -	- -	- -	1,908	- -	1,908
Stock Options Exercise	51,117	43	298	- -	- -	341
Stock repurchased	(76,621)	(64)	(1,099)	- -	- -	(1,163)
Cash dividend ($0.05 per	- -	- -	- -	(303)	- -	(303)
share)
Other comprehensive income	- -	- -	- -	- -	499	499
Balance, March 31, 2004	6,448,740	$5,374	$19,093	$24,859	$629	$49,955

Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	$243	$57,840
Net Income	- -	- -	- -	2,033	- -	2,033
Stock options exercised	43,450	36	233	- -	- -	269
Stock repurchased	(50,243)	(42)	(1,011)	- -	- -	(1,053)
Cash dividend ($0.07 per	- -	- -	- -	(426)	- -	(426)
share)
Other comprehensive loss	- -	- -	- -	- -	(641)	(641)
Balance, March 31, 2005	6,520,714	$5,412	$17,695	$35,313	$(398)	$58,022

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Three months ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net Income	$ 2,033	$ 1,908
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	215	132
Depreciation and amortization	395	411
Income from mortgage loans sold	(411)	(338)
Gain on sale of other real estate owned	(300)	--
Other - net	(1,785)	(109)
Originations of loans held for sale	(10,741)	(9,791)
Proceeds from sales of loans held for sale	9,196	11,698
Net cash provided (used) by operating activities	(1,398)	3,911

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	2	(98)
Net (increase) decrease in federal funds purchased	(5,255)	3,980
Proceeds from maturities and prepayments of available-for-sale securities	2,494	5,696
Purchase of FHLB stock	(14)	--
Net (increase) decrease in loans	(18,675)	(8,159)
Proceeds from sale of other real estate	600	244
Additions to premises and equipment	(2,911)	(166)
Net cash provided by investing activities	(23,759)	1,497

Cash Flows from Financing Activities
Net increase (decrease) in deposits	32,773	(3,854)
Net increase (decrease) in short-term borrowings	(4,379)	453
Sale of common stock	269	341
Repurchase of common stock	(1,053)	(1,163)
Payment of cash dividends	(426)	(303)
Net cash provided (used) by financing activities	27,184	(4,526)

Net change in cash and due from banks	2,027	882

Cash and Due from Banks:
Beginning of period	13,796	19,048

End of period	$15,823	$19,930

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,446	$1,286
Taxes	2,800	400

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	(641)	499
Foreclosed real estate acquired in settlement of loans	--	(276)
Trust preferred securities	--	589

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including notes thereto, included in the Company's 2004 Annual Report to Shareholders. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results anticipated for the year ending December 31, 2005.

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

At March 31, 2005 the Company has one stock-based employee and director compensation plan. At March 31, 2004, the Company had two stock-based employee and director compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended March 31:

	2005	2004 (1)

Net income, as reported	$2,033	$1,908
Less total stock-based compensation expense determined
under fair value method for all qualifying awards	39	49

Pro forma net income	$1,994	$1,859

Earnings per Share	2005	2004 (1)
Basic:
As reported	$0.31	$0.29
Pro forma	0.31	0.29
Diluted:
As reported	0.30	0.28
Pro forma	0.30	0.27

(1)        Earnings per share adjusted for three-for-two stock split effective May 16, 2004.

2.         Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

Three Months Ended
March 31,
	2005	2004 (1)
Basic EPS computation
Numerator - Net Income	$ 2,033	$ 1,908
Denominator - Weighted Average
common shares outstanding	6,531,379	6,461,411
Basic EPS	$ 0.31	$ 0.29

	Three Months Ended
	March 31,

	2005	2004
Diluted EPS computation
Numerator - Net Income	$ 2,033	$ 1,908
Denominator - Weighted average
common shares outstanding	6,531,379	6,461,411
Effect of dilutive stock options	199,548	284,982
Weighted average common shares
and common stock equivalents	6,730,927	6,746,393
Diluted EPS	$ 0.30	$ 0.28

(1) Share count and earnings per share adjusted for three-for-two stock split effective
     May 16, 2004.

3.        Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB No. 123, Accounting for Stock Based Compensation.

Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) permits public companies to adopt its requirements using the "modified prospective" method which the Company intends to adopt. Under the "modified prospective" method, the compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The Securities and Exchange Committee (SEC) recently announced the adoption of a new rule that amends the compliance dates for Statement 123(R) for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that are not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC's new rule allows public companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC's new rule does not change the accounting required by Statement 123(R); only the compliance deadlines have been altered. With the recent extension, the Company expects to adopt Statement 123 (R) on January 1, 2006.

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

4.        Purchase of Redmond National Bank

On April 22, 2005 Venture Financial Group, Inc. and Washington Commercial Bancorp (WCB) announced the signing of a definitive agreement for the merger of WCB, the Redmond-based parent company of Redmond National Bank, with and into Venture Financial Group, Inc. Simultaneously, Redmond National Bank will merge into Venture Bank. The stock and cash transaction is currently valued at approximately $25 million.

Redmond National Bank operates two branches in Redmond with approximately $100 million in total assets. Upon completion of the merger, these branches will operate under the Venture Bank name. An expected benefit of the transaction will be the return of James F. Arneson to Venture Bank. Mr. Arneson served as an officer of Venture Bank for ten years prior to accepting the position of President and CEO of WCB and Redmond National Bank.

Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries operating results and financial condition for the first three months of and period ended March 31, 2005. When warranted, comparisons are made to the same period in 2004, and to the previous year ended December 31, 2004. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2004, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

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

Such risks and uncertainties with respect to the Company include, among others, those related to the general economic environment, particularly in the region in which the Company operates, competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits, loss of customers of greatest value to the Bank, litigation or other losses, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements, changes in prevailing interest rates that could lead to decreased net interest margin, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, changes in technology or required investments in technology, whether the Company can complete the merger with Washington Commercial Bancorp and the availability of and costs associated with sources of liquidity.

Financial Condition

General

The Company's consolidated assets at March 31, 2005 totaling $578,181,000 represents a 3.95% increase from December 31, 2004 assets totaling $556,216,000. The increase is represented by a $3,491,000 decrease in securities available for sale, offset by increases in cash and due from banks of $2,027,000, a $1,956,000 increase in loans held for sale, an increase of $18,210,000 in gross loans and a $2,375,000 increase in premises and equipment. Other assets were largely unchanged.

Loans and loans held for sale

Loans increased $18,210,000 or 4.24% as of March 31, 2005 compared to December 31, 2004. This increase can be attributed to an improved regional economy and increased demand for commercial loans. Loans held for sale increased $1,956,000 to $5,074,000 as of March 31, 2005. This increase is due to stable long term rates and improved local economy.

The composition of the loan portfolio was as follows (dollars in thousands):
	March 31,	December 31,
	2005	2004
Commercial	$57,905	$58,556
Real Estate
Residential 1-4 family	9,182	9,415
Commercial	262,327	250,947
Construction	110,581	101,509
Consumer	4,991	5,275
Small Loans	2,747	3,821
Total Loans	$447,733	$429,523

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2004 by $85,000 as shown in the following table of non-performing assets (dollars in thousands):

	March 31,	December 31,
	2005	2004

Non-accrual loans	$ 4,996	$ 3,081
Accruing loans past due 90 days or more	5	2,005
Foreclosed real estate	339	718
Other assets	1	6
	$ 5,341	$ 5,810

The percentage of non-performing loans to total loans decreased to 1.12% on March 31, 2005 from 1.18% on December 31, 2004. Non-accrual loans increased $1,915,000 during the first three months of 2005, while accruing loans past due 90 days or more decreased $2,000,000 and foreclosed real estate decreased $379,000 during the same period. The increase in non-accrual loans was attributed to a $2,000,000 commercial real estate loan moving to non-accrual status from past due status as collection measures continue. Any potential loss relating to this loan is adequately reserved for pursuant to the bank's normal loan loss reserve methodology. The bank anticipates a judicial foreclosure on the underlying real estate as well as pursuing the guarantors on the loan which should result in no to minimal loss. During the quarter, the bank received $600,000 on the sale of foreclosed property, resulting in a $300,000 gain on sale, and a $300,000 reduction in foreclosed real estate for the quarter.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at March 31, 2005, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses was essentially unchanged at $7,167,000 on March 31, 2005 compared to the December 31, 2004 level of $7,189,000. The ratio of the allowance for credit losses to loans was1.60% on March 31, 2005, compared to 1.67% on December 31, 2004. The allowance for credit losses to nonperforming loans was

143.31% on March 31, 2005, compared to 141.35% on December 31, 2004. Management believes the allowance is at an appropriate level. Management anticipates additional provisions for the general loan portfolio during 2005 as the loan portfolio grows and as we evaluate the risks of the portfolio throughout the remainder of the year. Management will continue to provide a reserve for its small loan portfolio.

During a regulatory examination during the fourth quarter of 2004, the Bank's federal regulator, the Federal Deposit Insurance Corporation (FDIC), directed the Bank to charge-off all payday loans that had been outstanding to borrowers for 60 days from the original loan date. The regulators requested that the Bank charge-off the principal balance of loans meeting the above criteria for the periods of 12/31/03, 9/30/04 and 12/31/04. The Company believes that under generally accepted accounting principles, a total loss of all loans outstanding for 60 days from origination date is not probable and the specific allowance allocated to the payday lending portfolio partnered with the stop-loss gap in the marketing and servicing agreement with the Company's payday partner is adequate. All actual charge-offs and recoveries for 12/31/03, 9/30/04 and 12/31/04 have been recognized and run through the allowance for loan losses. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory purposes resulted in a $619 thousand reduction in loan balances as of March 31, 2005 with a corresponding reduction in the allowance for loan losses. Additional charge-offs of $619,000 and recoveries of $782,000 were also required for regulatory accounting purposes for the quarter ended March 31, 2005 as compared to the financial statement presented under GAAP in this Form 10-Q.

Investment Portfolio

Securities available for sale decreased $3,491,000, or 4.76% during the first three months of 2005 to a total of $69,800,000. The decrease in securities available for sale is primarily attributed to principal reductions on mortgage backed securities and agency securities called. These securities were not replaced as the funds generated from this reduction in investments were used to fund loan growth. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Deposits and Borrowings

Total deposits increased $32,773,000, or 10.03% in the three months ended March 31, 2005 to $359,494,000. Savings and interest-bearing deposit accounts and non-interest bearing demand experienced a significant increase of $14,561,000 or 6.52% for the three month period, while time deposits increased an additional $18,212,000 or 17.63% . These increases can be attributed to the success of special promotions and marketing efforts over the last several months as well as the effectiveness of our re-branding efforts especially in our new and refurbished financial centers. These re-branding efforts will continue throughout this year as we continue to meet our schedule for remodeling the bank's existing financial centers. Short term borrowings and fed funds purchased decreased by $9,634,000 or 7.49% . The decrease was offset by the increase in deposits. The Company's intention is to reduce the short term debt that was incurred following the divestiture of seven branches in October 2004 as deposits continue to grow. Long term borrowings experienced no significant change.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss and are the principal source of asset liquidity. These include overnight investments in interest bearing deposits in banks, federal funds sold and investment securities, particularly those of shorter maturity. At March 31, 2005, cash, deposits in banks, federal funds sold, securities available for sale and Investments in Trusts totaled $86,275,000. External sources refer to the ability to access new borrowings and capital. These include increasing savings and demand deposits, federal funds purchased borrowings, and the issuance of capital and debt securities. At March 31, 2005, borrowing lines of credit totaled $41,000,000. These credit facilities are being used regularly as a source of funds. At March 31, 2005, $10,000,000 was borrowed against these lines of credit in the form of long term advances.

Net cash flows from operations and investing activities decreased liquidity while net cash flows from financing activities contributed to liquidity. Net cash from operating activities for the three months ended March 31, 2005 indicated a decrease in liquidity or use of funds of $1,398,000 compared to an increase of $3,911,000 or addition to liquidity for the three months ended March 31, 2004. The majority of the cash used from operating activities for the first three months of 2005 was from the company's mortgage loan operations and related to the timing of originations and sale of loans. Origination of loans held for sale exceeded proceeds from the sale of those loans for the three months ended March 31, 2005 by $1,545,000. This is an indication of the improvement in the mortgage loan market for the quarter as the Company originated loans at a faster rate than they could sell them due to the lag in the time of closing a mortgage loan and the subsequent packaging of mortgage loans for sale to the secondary market. Cash flow from investing activities decreased cash by $23,759,000 for the three months ended March 31, 2005 compared to contributing $1,497,000 for the same period in 2004. The majority of the cash used from investing activities during the first quarter of 2005 was from an increase in loans of $18,675,000. Cash flow from financing activities contributed cash of $27,184,000 as of March 31, 2005 compared to a use of $4,526,000 during the same period in 2004. The majority of the cash contributed was from an increase in deposits in the amount of $32,773,000.

On December 11, 2002, the Board approved a stock repurchase program that allowed for the repurchase of up to 198,000 shares of VFG Common Stock in purchases over a three month period, through open market transactions or through privately negotiated transactions. No purchases were made under this plan in 2002. As of March 11, 2003 a total of 104,358 shares were repurchased under this plan for a total of $1,174,792.

On February 19, 2003 the Board approved a stock repurchase program to allow for the repurchase of 131,370 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. On June 18, 2003 this plan was amended and an additional 56,130 shares were added to the plan. On October 15, 2003 this plan was amended again and an additional 225,000 shares were added to this plan bringing the total to 412,500 shares. Under this plan 266,097 shares were repurchased in 2003, 146,403 were repurchased in 2004 and 14,337 share were repurchased in the first quarter of 2005 for a total of $3,278,975. All share amounts have been adjusted for the three-for-two stock split effective May 16, 2004.

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

Management believes the Bank's liquidity position at March 31, 2005, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of the Company increased $182,000 during the first three months of 2005. The net income of $2,033,000 for the first three months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $269,000. These increases were offset by decreases in the market value of securities available for sale of $641,000 on an after-tax basis, quarterly cash dividends paid to shareholders totaling $426,000 and stock repurchases of $1,053,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 2005, the Company's leverage ratio was 11.95%, compared to 12.94% at year-end 2004. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At March 31, 2005, the Company's Tier I capital ratio was 11.34%, and total capital was 12.47% . At December 31, 2004 the Company's Tier I capital ratio was 12.24% and the total capital ratio was 13.49% .

Results of Operations

General

Net income for the three months ended March 31, 2005 increased 6.55% to $2,033,000, compared to $1,908,000 for the same period in 2004. The increase in net income is primarily attributed to an increase in net interest income and a $300,000 gain on the sale of foreclosed property, which was partially offset by an increase in non-interest expense.

Interest income for the three months ended March 31, 2005 increased $1,225,000 or 16.20%, from the same period in the prior year. Increased volume in loans provided an additional $1,344,000 of interest income for the first three months, which was partially offset by a $119,000 reduction in interest income due to the reduced earnings on investments due to reduced volumes. Average earning assets for the first three months of 2005 were $54,475,000 or 11.95% higher than in the same period of 2004. The average rate earned on assets increased to 7.00% in the first three months of 2005 from 6.72% for the same period in 2004, an increase of 28 basis points.

Total interest expense for the three months ended March 31, 2005 increased $826,000, or 55.18%, from the comparable period in the prior year. Although the average balance of total interest bearing deposits decreased to $267,568,000 for the three months ended March 31, 2005 from the average balance of $296,716,000 for the same period in 2004, the average interest paid on the deposits increased 41 basis points, to 1.76% in the first three months of 2005 from 1.35% in the first three months of 2004. The decrease in deposit balances are attributed to the carry over of the October 2004 branch divestiture which included $96,000,000 in deposits. The balance of the increase in interest expense was a result of a $92,701,000 increase in the average balance of borrowings over the same period, increasing from an average balance of $62,886,000 in 2004 to $155,587,000 in 2005. The increase is attributed to the increased borrowings in the fourth quarter 2004 carried over to the first quarter 2005, which were utilized to partially fund the bank's continuing operations following the October 2004 branch divesture, as well as to fund the Company's loan growth.

Net interest income increased $399,000, an increase of 6.58% for the three months ended March 31, 2005 over the same period for 2004. This increase was the direct result of growth of the loan portfolio, offset somewhat by overall higher costs of funding the portfolio.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 14 basis points to 5.00% from 5.14% in the first three months of 2005 compared to the same period in 2004

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

		2005			2004
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees)[a]	$436,927	$7,995	7.44%	$370,501	$6,651	7.22%
Federal funds sold	1,450	8	2.24%	1,207	3	1.00%
Investment securities	72,118	783	4.42%	84,312	907	4.33%
Total earning assets
and interest income	$510,495	$8,786	7.00%	$456,020	$7,561	6.67%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$155,054	$(430)	1.12%	$180,252	$(364)	0.81%
Time deposits	112,514	(734)	2.65%	116,464	(638)	2.20%
Total interest bearing deposits	267,568	(1,164)	1.76%	296,716	(1,002)	1.35%
Other borrowings	155,587	(1,159)	3.02%	62,886	(495)	3.16%
Total interest bearing liabilities
and interest expense	$423,155	$(2,323)	2.23%	$359,602	$(1,497)	1.67%

Net interest income		$6,463			$6,064
Net interest margin as a percent
of average earning assets:			5.13%			5.33%

An analysis of the change in net interest income is as follows for the three months ended March 31 (dollars in thousands):

	2005 compared to 2004
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans[b]	$ 1,148	$ 196	$ 1,344
Federal funds sold and deposits in banks	1	4	5
Investment securities	(239)	115	(124)
Total interest income	910	315	1,225
Interest paid on:
Savings, NOW and MMA	(283)	349	66
Time deposits	(135)	231	96
Other borrowings	811	(147)	664
Total Interest expense	(393)	433	(826)
Net interest income	$ 517	$ (118)	$ 399

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

[a] Average loan balance includes nonaccrual loans. Interest income on nonaccrual loans has been included.
[b] Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

Non-interest income for the three months ended March 31, 2005 was $2,050,000, or a 14.14% increase over the same period for 2004. This increase can be primarily attributed to a $300,000 recovery on a loan previously charged off.

Non-interest expense for the three months ended March 31, 2005 increased by $405,000 or 8.22% over the same period in 2004. Part of the increase was due to an increase in salaries and employee benefits for the quarter ended March 31, 2005 which increased $101,000 or 3.50% compared to the same quarter in 2004. This increase in expense is primarily attributed to $158,000 in additional payroll expenses associated with the recent exit of the bank's President and the Company's Chief Financial Officer offset by a reduction in other employee compensation. Other expenses for the quarter ended March 31, 2005 increased $272,000 or 22.91% compared to the same period in 2004. The other expense increase can be primarily attributed to $176,000 in expense on a new marketing campaign and mailings intended to attract new customers and deposits. The increase in deposits mentioned previously can be attributed to the success of these efforts. Additionally, the Company spent approximately $30,000 for the quarter to continue the process to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company will continue to have additional ongoing expense associated with Sarbanes-Oxley compliance efforts.

Business Segment Reporting

The Company is managed along two major lines of business; community banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through 14 offices in Washington. The small loan division provides small, short-term consumer loans to customers in Arkansas.

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

Selected comparative financial information for community banking and the small loan division, which are included in the overall financial results, as of and for the three months ended March 31, are as follows (dollars in thousands):

Three months ended March 31, 2005	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$5,875	$373	$6,248
Non-interest income	2,038	12	2,050
Non-interest expense	5,298	33	5,331
Income taxes	787	147	934
Net Income	$1,828	$205	$2,033
Total assets	$574,517	$3,664	$578,181
Total Loans	$444,986	$2,747	$447,733

Three months ended March 31, 2004	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$5,571	$361	$5,932
Non-Interest income	1,782	14	1,796
Non-Interest expense	4,903	23	4,926
Income taxes	774	120	894
Net Income	$1,676	$232	$1,908
Total assets	$502,300	$9,444	$511,744
Total Loans	$368,788	$2,322	$371,110

Regulatory Developments

Two legislative and regulatory developments impacted or may impact the operations and earnings generated by the small loan division.

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

On March 2, 2005, the FDIC issued revised payday lending guidelines. The full text of such guidelines is available on the FDIC website at http://www.fdic.gov/ . The effective date for compliance with this regulation is March 1, 2005 and includes limiting customers to 90 days of payday loans in a rolling 12 month calendar and offering or referring the customer to an alternative longer term credit product. At this time, the impact on earnings of compliance with this regulation cannot be determined. Management will continue to monitor the situation.

The Company continues to take steps to forestall any negative effect that may occur from these developments, including discussions regarding providing small loan programs with Advance America and other small loan providers in other states and the introduction of replacement programs. While the Company believes it will be able to minimize any long-term negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2004. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2004.

Interest Rate Gap Analysis
March 31, 2005

		After One
	Within	But Within	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Loans	$ 230,503	$ 165,617	$ 51,613	$ 447,733
Securities:
Available for sale	4,742	11,899	49,990	66,631
Held to maturity	- -	- -	- -	- -
Federal funds sold	- -	- -	- -	- -
Interest bearing deposits in banks	63	- -	- -	63
Total Earning Assets	$ 235,308	$ 177,516	$ 101,603	$ 514,427
Deposits:
Savings, NOW and money market	$ 161,908	$ - -	$ - -	$ 161,908
Time deposits	91,544	29,986	- -	121,530
Short-term borrowings	119,069	- -	- -	119,069
Long-term debt	- -	15,000	19,589	34,589

Total Interest Bearing Liabilities	$ 372,521	$ 44,986	19,589	$ 437,096
Net Interest Rate Sensitivity Gap	($ 137,213)	$ 132,530	$ 82,014	$ 77,331

Item 4        Controls and Procedures

Management of the Company, including the Chief Executive Officer who is also performing the functions of the principal financial officer and principal accounting officer, have conducted an evaluation of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2005. Based on that evaluation, the Chief Executive Officer has concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to him in a timely manner.

There have been no significant changes to the Company's internal controls over financial reporting or in other factors that have or are likely to materially affect those controls.

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings

Due to the nature of the banking business, we are involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

Total number of
shares purchased as
part of publicly	Maximum number of
Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
January 1, 2005 through
January 31, 2005	0	$0	0	149,221

Month #2
February 1, 2005 through
February 29, 2005	48,435	$20.95	48,435	100,786

Month #3
March 1, 2005 through
March 31, 2005	1,808	$21.00	1,808	98,978

Total	50,243	$20.95	50,243	98,978

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date
(1)

February 19, 2003	March 5, 2003	131,370	August 19, 2004
June 18, 2003	June 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22,2004	200,000	December 31,2005

Total	612,500

(1)    All share totals have been adjusted for the three-for-two stock split effective May 16, 2004.

Item 6        Exhibits and Reports on Form 8-K

Exhibits
The following exhibits are filed herewith, and this list constitutes the exhibit index:

3.1	Amended and Restated Articles of Incorporation

3.2	(a) Bylaws
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

32	Certification under Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3(b) of the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on April 1, 2002.

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC
(Registrant)

Date: May 14, 2005	By: /s/ Ken F. Parsons, Sr.

Ken F. Parsons Sr.

President, Chief Executive Officer

(principal executive officer, principal financial officer, principal accounting officer)

EXHIBIT 3.1

SECOND AMENDED AND RESTATED ARTICLES OF INCORPORATION OF

VENTURE FINANCIAL GROUP, INC.

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

ARTICLE IV
Capital

     The aggregate number of shares that the Corporation shall have authority to issue is 30,200,000 shares, 30,000,000 of which shall be common shares with no par value per share, and 200,000 shares of preferred stock with no par value per share. The preferred stock will have such rights and preferences as may be determined by resolution of the Board of Directors.

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

EXHIBIT 3.1

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

ARTICLE XII
Board Nominations

     Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of stock of the corporation entitled to vote for the election of directors. Nominations, other than those made by the Board of Directors, shall be made in writing and shall be delivered or mailed, U.S. mail, postage prepaid, to the Chairman of the corporation not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of directors; provided, however, that if less than twenty-one (21) days' notice of the meeting is given to shareholders, such nomination shall be delivered or mailed, U.S. mail, postage prepaid, to the Chairman of the corporation not later than the close of business on the seventh (7th) day following the day on which the notice of meeting was mailed. Such notification shall contain the following information to the extent known to the notifying shareholder:

a.	The name and address of each proposed nominee;

b.	The principal occupation of each proposed nominee;

c.	The total number of shares of stock of the corporation that will be voted for each proposed nominee;

d.	The name and address of the notifying shareholder; and

e.	The number of shares of common stock of the corporation owned by the notifying shareholder.

EXHIBIT 3.1

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

EXHIBIT 3.1

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

EXHIBIT 3.1

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

EXHIBIT 3.1

                (ii) A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, whether or not the corporation is then subject to such requirements, shall be mailed to the stockholders of the corporation for the purpose of soliciting stockholder approval of such Business Combination.

     Section 17.3 For the purposes of this Article 17

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

DATED this _____ of May 2003.	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr. President and C.E.O.

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

	(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: May 14, 2005
/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer and Chairman of the Board (principal executive officer)

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

	(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: May 14, 2005
/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer and Chairman of the Board (principal executive officer)

EXHIBIT 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is furnished by the undersigned Chief Executive Officer and acting Chief Financial Officer of Venture Financial Group, Inc. (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

            (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
            (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer and Chairman of the Board
(principal executive officer, principal financial officer and principal accounting officer)

May 14, 2005