Form 10-Q
period 2005-06-30
VENTURE FINANCIAL GROUP INC
filed 2005-08-15
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

 X Yes __ No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

 __Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Class	Outstanding at August 9, 2005
Common Stock	6,595,472

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$ 14,724	$ 13,796
Interest bearing deposits in banks	684	65
Federal funds sold	11,350	--
Securities available for sale	68,772	73,291
Investments in Trusts	589	589
Federal Home Loan bank stock, at cost	3,944	3,930
Loans held for sale	3,699	3,118

Loans	454,520	429,523
Allowance for credit losses	(7,100)	(7,189)
Net loans	447,420	422,334

Premises and equipment	14,533	11,729
Foreclosed real estate	339	718
Accrued interest receivable	2,200	2,084
Cash surrender value of life insurance	13,741	13,431
Goodwill	8,961	8,961
Other intangible assets	471	526
Other assets	3,003	1,644

Total assets	$594,430	$556,216

Liabilities
Deposits:
Demand-noninterest bearing	$ 79,451	$ 72,250
Savings and interest bearing demand	175,177	151,153
Time	134,119	103,318
Total deposits	388,747	326,721

Federal funds purchased	-	5,575
Short term borrowings	70,665	123,128
Accrued interest payable	844	620
Long-term debt	49,000	15,000
Junior subordinated debentures	19,589	19,589
Other liabilities	5,439	7,743
Total liabilities	534,284	498,376

Stockholders' Equity
Common stock (no par value); 10,000,000 shares authorized
shares issued: June 2005 - 6,595,472; December 2004 - 6,527,507	5,474	5,418
Additional paid-in-capital	17,800	18,473
Retained earnings	36,886	33,706
Accumulated other comprehensive income (loss), net of tax	(14)	243
Total stockholders' equity	60,146	57,840

Total liabilities and stockholders' equity	$594,430	$556,216

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Interest income
Loans	$8,700	$6,786	$16,695	$13,437
Federal funds sold and deposits in banks	48	10	54	13
Investments	743	767	1,528	1,674
Total interest income	9,491	7,563	18,277	15,124

Interest Expense
Deposits	1,457	1,018	2,621	2,020
Other	1,366	504	2,525	999
Total interest expense	2,823	1,522	5,146	3,019

Provision for credit losses	338	143	553	275

Net interest income after provision
For credit losses	6,330	5,898	12,578	11,830

Non-interest income
Service charges on deposit accounts	859	1,065	1,594	1,954
Mortgage loans sold	435	312	846	650
Other operating income	709	611	1,613	1,180
Total non-interest income	2,003	1,988	4,053	3,784

Non-interest expense
Salaries and employee benefits	2,911	2,713	5,896	5,597
Occupancy and equipment	858	863	1,745	1,718
Other expense	1,621	1,547	3,080	2,734
Total non-interest expense	5,390	5,123	10,721	10,049

Operating income before income taxes	2,943	2,763	5,910	5,565

Income taxes	907	873	1,841	1,767

Net income	$2,036	$1,890	$ 4,069	$ 3,798

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities
arising during the period	(641)	(988)	(258)	(489)

Comprehensive Income	$1,395	$902	$ 3,811	$ 3,309

Earnings per Share Data
Basic earnings per share	$ .31	$.30	$ .62	$ .59
Diluted earnings per share	$ .30	$.28	$ .61	$ .57
Dividends declared per share	$ 0.07	$ 0.05	$ 0.14	$ 0.09

Weighted average number of common shares	6,594,514	6,443,482	6,563,121	6,452,650
Weighted average number of common shares,
Including dilutive stock options	6,712,486	6,707,145	6,681,093	6,716,313

Return on average assets (annualized)	1.39%	1.46%	1.42%	1.47%
Return on average equity (annualized)	13.85%	15.30%	13.96%	15.48%
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands)
Six Months Ended June 30, 2004 and 2005
					Accumulated
					Other
	Number of	Common		Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2003	6,474,244	$5,395	$19,894	$23,254	$131	$48,674
Net income	- -	- -	- -	3,798	- -	3,798
Stock Options Exercise	85,790	72	452	- -	- -	524
Stock repurchased	(136,528)	(135)	(1,938)	- -	- -	(2,073)
Cash dividend ($0.05 per share)	- -	- -	- -	(604)	- -	(604)
Other comprehensive income	- -	- -	- -	- -	(323)	(323)
Balance, June 30, 2004	6,423,506	$5,332	$18,408	$26,448	$(192)	$49,996

Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	$243	$57,840
Net Income	- -	- -	- -	4,069	- -	4,069
Stock options exercised	148,865	124	908	- -	- -	1,032
Stock issued for purchase of
subsidiary	1,612	1	32	- -	- -	33
Stock repurchased	(82,512)	(69)	(1,613)	- -	- -	(1,682)
Cash dividend ($0.07 per share)	- -	- -	- -	(889)	- -	(889)
Other comprehensive loss	- -	- -	- -	- -	(257)	(257)
Balance, June 30, 2005	6,595,472	$5,474	$17,800	$36,886	$(14)	$60,146

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Six months ended June 30
	2005	2004

Cash Flows from Operating Activities
Net Income	$ 4,069	$ 3,798
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	553	275
Depreciation and amortization	785	787
Income from mortgage loans sold	(846)	(650)
Other - net	(3,773)	(389)
Originations of loans held for sale	(27,201)	(21,545)
Proceeds from sales of loans held for sale	27,466	23,708
Net cash provided by operating activities	1,053	5,984

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(619)	(5,362)
Net (increase) decrease in federal funds sold	(11,350)	5,530
Purchases of securities available for sale	(2,117)	(10,367)
Proceeds from maturities and prepayments of available-for-sale securities	6,194	19,358
Purchase of FHLB stock	(14)	--
Net (increase) decrease in loans	(25,691)	(23,430)
Proceeds from sale of other real estate	600	244
Additions to premises and equipment	(3,610)	(1,733)
Net cash provided (used) by investing activities	(36,607)	(15,760)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	62,026	15,431
Net decrease in federal funds purchased	(5,575)	- -
Net increase (decrease) in short-term borrowings	(52,463)	(1,279)
Sale of common stock	1,065	524
Repurchase of common stock	(1,682)	(2,073)
Increase of long-term borrowings	34,000	- -
Payment of cash dividends	(889)	(604)
Net cash provided (used) by financing activities	36,482	11,999

Net change in cash and due from banks	928	2,223

Cash and Due from Banks:
Beginning of period	13,796	19,048

End of period	$14,724	21,271

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,922	$2,799
Taxes	5,075	2,330
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	(523)	(322)
Foreclosed real estate acquired in settlement of loans	--	(276)
Trust preferred securities	--	589

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including notes thereto, included in the Company's 2004 Annual Report to Shareholders. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results anticipated for the year ending December 31, 2005.

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

At June 30, 2005 and June 30, 2004 the Company had one stock-based employee and director compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended June 30:

	2005	2004

Net income, as reported	$4,069	$3,798
Less total stock-based compensation expense determined
under fair value method for all qualifying awards	98	165

Pro forma net income	$3,971	$3,633

Earnings per Share
Basic:
As reported	$.62	$.59
Pro forma	.61	.55
Diluted:
As reported	.61	.57
Pro forma	.59	.54

2. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Basic EPS computation	$ 2,036	$ 1,890	$ 4,069	$ 3,798
Numerator - Net Income
Denominator - Weighted Average
common shares outstanding	6,594,514	6,443,482	6,563,121	6,452,650
Basic EPS	$ .31	$ .30	$ .62	$ .59

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Diluted EPS computation	$ 2,036	$ 1, 890	$ 4,069	$ 3,798
Numerator - Net Income
Denominator - Weighted average	6,594,514	6,443,482	6,563,121	6,452,650
common shares outstanding
Effect of dilutive stock options	117,972	263,663	117,972	263,663
Weighted average common shares	6,712,486	6,707,145	6,681,093	6,716,313
and common stock equivalents
Diluted EPS	$ .30	$ .28	$ .61	$ .57

3. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB No. 123, Accounting for Stock Based Compensation.

Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) permits public companies to adopt its requirements using the “modified prospective” method which the Company intends to adopt. Under the “modified prospective” method, the compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The Securities and Exchange Committee (SEC) announced the adoption of a new rule that amends the compliance dates for Statement 123(R) for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that are not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC's new rule allows public companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC's new rule does not change the accounting required by Statement 123(R); only the compliance deadlines have been altered. With the recent extension, the Company expects to adopt Statement 123 (R) on January 1, 2006.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries operating results and financial condition for the three and six months ended and as of June 30, 2005. When warranted, comparisons are made to the same period in 2004, and to the previous year ended December 31, 2004. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2004, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

Forward-Looking Information

In addition to historical information, statements appearing in this report which are not historical in nature, including but not limited to the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”). Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly release any revisions to forward-looking statements contained in this Quarterly Report, with respect to events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events.

Such risks and uncertainties with respect to the Company include, among others, those related to the general economic environment, particularly in the region in which the Company operates, competitive products and pricing, that may lead to pricing pressures on rates the Company charges on loans and pays on deposits, loss of customers of greatest value to the Company, litigation or other losses, fiscal and monetary policies of the federal government, changes in government regulations affecting financial institutions and small loan practices, including regulatory fees and capital requirements, changes in prevailing interest rates that could lead to decreased net interest margin, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, changes in technology or required investments in technology, and the availability of and costs associated with sources of liquidity.

Financial Condition

General

The Company's consolidated assets at June 30, 2005 totaling $594.4 million represents a 6.87% or $38.2 million increase from December 31, 2004 assets totaling $556.2 million. These increases are represented primarily by a $25.0 million increase in loans and $11.4 million increase in federal funds sold.

Loans and loans held for sale

As previously noted, loans have increased $25.0 million or 5.82% as of June 30, 2005 compared to December 31, 2004. Loan growth continues to be attributed to a stable and general demand throughout the Company's market area. In addition, management believes the re-branding efforts that began in 2003, including the name change to Venture Bank, has continued to create an awareness of the Company and has provided more lending opportunities. Loans held for sale increased $581,000 to $3.7 million as of June 30, 2005. The increase in the June 30, 2005 balance is a reflection of the continued strong mortgage market as well as increased staffing in our mortgage loan origination staff.

The composition of the loan portfolio was as follows (dollars in thousands):
	June 30	December 31
	2005	2004
Commercial	$58,209	$58,556
Real Estate
Residential 1-4 family	8,623	9,415
Commercial	258,289	250,947
Construction	120,709	101,509
Consumer	5,134	5,275
Small Loans	3,556	3,821
Total Loans	$454,520	$429,523

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, increased since December 31, 2004 by $713,000 as shown in the following table of non-performing assets (dollars in thousands):
	June 30	December 31
	2005	2004

Non-accrual loans	$ 5,781	$3,081
Accruing loans past due 90 days or more	18	2,005
Foreclosed real estate	339	718
Other assets	3	6
	$ 6,141	$5,810

The percentage of non-performing loans to total loans increased slightly to 1.27% on June 30, 2005 from 1.18% on December 31, 2004. Non-accrual loans increased $2.7 million during the first six months of 2005, while accruing loans past due 90 days or more decreased $2.0 million and foreclosed real estate and other assets decreased an additional $382,000 during the same period. As reported last quarter, the majority of the increase in non-accrual loans can be attributed to a $2.0 million commercial real estate loan moving to non-accrual status from past due status as collection measures continue. The Company believes that any potential loss relating to this loan is adequately reserved for pursuant to the Company's normal loan loss reserve methodology and that judicial foreclosure on the underlying real estate and pursuing the guarantors on the loan should result in no to minimal loss.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at June 30, 2005, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses decreased $89,000 for the first six months of 2005, with the ratio of the allowance for credit losses to loans at 1.56% on June 30, 2005, compared to 1.66% on December 31, 2004. During the first six months, an additional $553,000 was reserved for potential losses, and net charge-offs were $642,000, or 0.01% of the loan portfolio. The allowance for credit losses to nonperforming loans was 122.44% on June 30, 2005, compared to 141.35% on December 31, 2004. Management believes the allowance is at an appropriate level. Management anticipates additional provisions for the general loan portfolio during 2005 as the loan portfolio grows and as we evaluate the risks of the portfolio throughout the remainder of the year.

During a regulatory examination during the fourth quarter of 2004, the Company's federal regulator, the Federal Deposit Insurance Corporation (FDIC), directed the Company to charge-off all payday loans that had been outstanding to borrowers for 60 days from the original loan date. The regulators requested that the Company retroactively charge-off the principal balance of loans meeting the above criteria for the periods of 12/31/03, 9/30/04 and 12/31/04. The Company believes that under generally accepted accounting principles, a total loss of all loans outstanding for 60 days from origination date is not probable and the specific allowance allocated to the payday lending portfolio partnered with the stop-loss gap in the Marketing and Servicing Agreement with the Company's payday partner is adequate. All actual charge-offs and recoveries for 12/31/03, 9/30/04 and 12/31/04 have been recognized and run through the allowance for loan losses. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory purposes resulted in a $164 thousand reduction in loan balances as of June 30, 2005 with a corresponding reduction in the allowance for loan losses. Additional charge-offs of $317,000 and recoveries of $317,000 were also required for regulatory accounting purposes for the six months ended June 30, 2005 as compared to the financial statement presented under GAAP in this Form 10-Q. Strategically, and in part due to the new regulatory requirements for payday loans, the Company has made the decision to exit the direct payday lending product, and has cancelled the Marketing and Servicing Agreement with its payday lending partner effective July 1, 2005.

Investment Portfolio

Investment securities decreased $4.5 million or 6.17% during the first six months of 2005 to a total of $68.8 million. The decrease in securities available for sale is primarily attributed to principal reductions on mortgage backed securities. Cash received from these investments was partially redirected into the Company's loan portfolio. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Premises and equipment

The increase in premises and equipment is primarily attributed to $2.0 million used to purchase land for the Company's future corporate headquarters which will be located in Dupont, Washington. The additional increases are a result of the continuation of re-branding/remodeling efforts in several of the Company's financial centers.

Deposits and Borrowings

Total deposits increased $62.0 million, or 18.98% in the six months ended June 30, 2005 to $388.7 million. Savings and interest-bearing deposit accounts and non-interest bearing demand increased $31.2million or 13.98% while time deposits increased $30.8 million or 29.81% . In an effort to shift the deposit base toward savings and demand deposit accounts, management continues to implement programs which encourage growth in these products. Time deposits also increased as a result of aggressive pricing to attract new deposits to replace those divested in October of 2004. The mix of borrowings has switched more to long term as management focuses on matching liability maturities with anticipated increases in future funding rates.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At June 30, 2005, cash, deposits in banks, federal funds sold and securities available for sale totaled $95.5 million. External sources refer to the ability to access new borrowings and capital. They include increasing savings and demand deposits, federal funds purchased, short and long term borrowings, and the issuance of capital and debt securities. At June 30, 2005, short and long term borrowing lines of credit totaled $132.7 million. These credit facilities are being used regularly as a source of funds. At June 30, 2005, $108.3 million was borrowed against these lines of credit in the form of short and long term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2005 contributed $1.1 million to liquidity compared to $6.0 million for the six months ended June 30, 2004. The majority of the cash provided from operating activities for the first six months of 2005 was from net income $4 million. Cash flow from investing activity used cash of $36.6 million for the six months ended June 30, 2005 compared to using cash of $15.8 million for the same period in 2004. Cash used to fund investing activities during the first six months of 2005 included an increase in federal funds sold of $11.4 million, additions to premises and equipment of $3.6 million, and a net increase in loans of $25.7 million. Cash flow from financing activities provided cash of $36.5 million as of June 30, 2005 compared to providing cash of $12.0 million during the same period in 2004. The majority of cash provided came both from the increase in net deposits of $62.0 million and increase in long-term borrowings of $34.0 million for the 2005 period. These monies were partially used to fund financing activities including the pay down of short-term borrowings of $52.5 million and the repurchase of common stock in the amount of $1.7 million.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On June 16, 2004 the Company's board of directors authorized 200,000 shares in a stock repurchase program. Under this plan 127,588shares have been repurchased for a total of $2.5 million at an average price of $18.28 per share.

Management believes the Company's liquidity position a June 30, 2005, was adequate to meet its short term funding requirements.

Capital

Consolidated capital of the Company increased $2.3 million or 3.99% during the first six months of 2005. The net income for the first six months and its corresponding increase to retained earnings was the primary component of this increase along with the exercising of stock options, which added $1,065,000. Capital decreases were the result of $1,682,000 in stock being repurchased, a decrease in the market value of securities available for sale of $257,000 on an after-tax basis and quarterly cash dividends paid to shareholders totaling $889,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum “leverage” ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 2005, the Company's leverage ratio was 12.37%, compared to 12.94% at year-end 2004. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At June 30, 2005, the Company's Tier I capital ratio was 11.73%, and total capital was 13.02% . At December 31, 2004 the Company's Tier I capital ratio was 12.24% and the total capital ratio was 13.49% .

Results of Operations
Comparison of Six Months Ended June 30, 2005 and 2004
General

Net income for the six months ended June 30, 2005 increased 7.89% to $4.1 million, compared to $3.8 million for the same period in 2004. The increase in net income can be attributed to an increase in loan and fee income. This positive impact to net income was partially offset by an increase in interest expense due to both greater balances in deposits and higher rates on liabilities.

Interest income for the six months ended June 30, 2005 increased $3.2 million, or 21.19%, from the same period in the prior year. Increased volume of earning assets provided an additional $2.3 million of interest income for the first six months while a $$867,000 increase in interest income was due to the increased earnings rate of these assets. Average earning assets increased for the first six months of 2005 and were $62.2 million or 13.52% higher than in the same period of 2004. The average rate earned on assets increased to 7.06% for the first six months of 2005 from 6.61% for the same period in 2004, an increase of 45 basis points.

Total interest expense for the six months ended June 30, 2005 increased $2.1 million, or 70%, from $3.0 million to $5.1 million for comparable six month periods. The increase in the interest rate paid on deposits and borrowings increased 81 basis points, to 2.40% in the first six months of 2005 from 1.59% for the same period of 2004, which resulted in an increase to interest expense of $1.3 million. Of the increase, $878,000 of interest expense can be attributed to the increase in volume of these liabilities, which rose from an average of $381.0 million for the first six months of 2004 to $432.4 million for the first six months of 2005. Although the average balance of total interest bearing deposits decreased to $281.1 million for the six months ended June 30, 2005 from the average balance of $300.3 million for the same period in 2004, the average interest paid on the deposits increased 53 basis points, to 1.88% in the first six months of 2005 from 1.35% in the first six months of 2004. The decrease in deposit balances are attributed to the October 2004 branch divestiture which included balances of $95 million as of June 30, 2004. The balance of the increase in interest expense was a result of a $70.6 million increase in the average balance of borrowings over the same period, increasing from an average balance of $80.7 million in 2004 to $151.3 million in 2005. The increase is attributed to the increased borrowings in the fourth quarter 2004 carried over to 2005, which were utilized to partially fund the Company's continuing operations following the October 2004 branch divesture, as well as to fund the Company's loan growth.

The net affect of the above, is that net interest income increased $1.0 million, an increase of 8.26% for the six months ended June 30, 2005 over the same period for 2004.

The Company's small loan product had a positive impact on net interest income for the period. This product's contribution to net interest income increased to $1,001,000 in the first six months of 2005 from $906,000 during the same period in 2004, a $95,000 or 10.49% increase. For various strategic and regulatory reasons, effective July 1, 2005 the Company discontinued the origination of small loans and has cancelled its Marketing and Servicing

Agreement with its payday lending partner. The Company has reached an agreement with Advance America where the Company will be paid an exit fee which will help offset the loss of the loan fees that would have been received under its original agreement through October 31, 2005. The Company continues to develop new lending products and relationships that we believe will offset the loss of small loan revenue.

Net interest margin, defined as net interest income as a percentage of average earning assets, decreased by 22 basis points to 5.07% from 5.29% in the first six months of 2005 compared to the same period in 2004.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):

		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Rates	Balance	Income	Rates
		(Expense)			(Expense)

Earning Assets:
Loans (Interest and fees)*	$447,004	$16,695	7.53%	$377,088	$13,437	7.17%
Federal funds sold	4,257	58	2.75%	2,913	13	0.90%
Investment securities†	71,079	1,524	4.32%	80,114	1,674	4.20%
Total earning assets
and interest income	$522,340	$18,277	7.06%	$460,115	$15,124	6.61%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$160,814	$(962)	1.21%	$186,695	$(776)	0.83%
Time deposits	120,297	(1,659)	2.78%	113,638	(1,244)	2.20%
Total interest bearing deposits	$281,111	$(2,621)	1.88%	$300,333	$(2,020)	1.35%
Other borrowings	151,278	(2,525)	3.37%	80,706	(999)	2.49%
Total interest bearing liabilities
and interest expense	$432,389	$(5,146)	2.40%	$381,039	$(3,019)	1.59%

Net interest income		$13,131			$12,105
Net interest margin as a percent
of average earning assets:			5.07%			5.29%

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

	2005 compared to 2004
	Increase (decrease)
	due to
	Volume	Rate	Net
Interest earned on:
Loans‡	$ 2,555	$ 703	$ 3,258
Federal funds sold and deposits in banks	8	37	45

* Average loan balance includes non accrual loans. Interest income on non accrual loans has been excluded.
† The yield on investment securities is calculated using historical cost basis.
‡ Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

Investment securities	(276)	127	(149)
Total interest income	2,287	867	3,154
Interest paid on:
Savings, NOW and MMA	(285)	471	186
Time deposits	76	339	415
Other borrowings	1,088	438	1,526
Total Interest expense	879	1,248	2,127
Net interest income	$ 1,408	$ (381)	$1,027

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the six months ending June 30, 2005 showed an increase of $269,000 or 7.11% compared to the previous year. This was due largely to an increase in originations fees on mortgage loans sold of $196,000, and an increase in other operating income of $433,000. Origination fees on mortgage loans sold improved with the addition of more seasoned loan originators on staff combined with a continued strong mortgage market, while the increase in other operating income can be primarily attributed to a $300,000 recovery on a loan previously charged off. These increases were partially offset by a $360,000 decrease in service charges on deposit accounts which is a direct result of having fewer customers and accounts as a result of the October 2004 branch sale.

Non interest expense for the six months ending June 30, 2005 increased $672,000 or 6.69% compared to the same period in 2004. The increase in expenses encompasses higher costs associated with complying with Section 404 of the Sarbanes – Oxley Act of 2002, higher payroll costs attributable to commissions related to mortgage originations, and certain legal costs incurred related to the exits of the company's President and Chief Financial Officer during the first quarter. Marketing expenses were also higher as the company initiated campaigns intended to attract new depository business. The company will continue to have additional ongoing expenses associated with Sarbanes –Oxley compliance efforts.

Comparison of Three Months Ended June 30, 2005 and 2004

Net income for the three months ended June 30, 2005 increased 5.26% to $2.0 million, compared to $1.9 million for the same period in 2004. The increase in net income primarily can be attributed to an increase in interest income on loans growing faster than interest expense on deposits over the three month period.

Interest income for the three months ended June 30, 2005 increased $1.9 million, or 25.00%, from the same period in the prior year. Increased volume of earning assets provided an additional $1.0 million of interest income for the second quarter, while $900,000 in interest income was due to the increased earnings rate of these assets. Average earning assets for the second quarter of 2005 were $66.4 million or 14.22% higher than in the same period of 2004. The average rate earned on assets increased to 7.14% in the second quarter of 2005 from 6.51% for the same period in 2004, an increase of 63 basis points.

Total interest expense for the three months ended June 30, 2005 increased $1.3 million, or 86.67%, from the comparable period in the prior year. The increase in the interest rate paid on deposits and borrowings, which increased 98 basis points, to 2.59% in the second quarter of 2005 from 1.61% in the second quarter of 2004, resulted in an increase in interest expense of $968,000. In addition, this amount was increased by a $58.6 million increase in the volume of these liabilities, which rose from an average of $382.9 million in 2004 to $441.5 million in 2005. The increase in volumes is primarily attributed to the increased borrowings in the fourth quarter 2004 utilized to fund the Company's continuing operations following the October 2004 branch divesture, as well as to fund the Company's loan growth.

Net interest income increased $627,000, an increase of 10.38% for the three months ended June 30, 2005 over the same period for 2004.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended June 30 (dollars in thousands):

		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Rates	Balance	Income	Rates
		(Expense)			(Expense)

Earning Assets:
Loans (Interest and fees)*	$456,971	$8,700	7.64%	$383,720	$6,786	7.11%
Federal funds sold	7,034	50	2.85%	4,381	11	1.01%
Investment securities†	69,429	741	4.28%	78,913	766	3.90%
Total earning assets
and interest income	$533,434	$9,491	7.14%	$467,014	$7,563	6.51%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$166,510	$(532)	1.28%	$193,158	$(413)	.86%

Time deposits	128,020	(925)	2.90%	110,797	(605)	2.20%
Total interest bearing deposits	$294,530	$(1,457)	1.98%	$303,955	$(1,018)	1.35%
Other borrowings	147,017	(1,366)	3.73%	78,937	(504)	2.57%
Total interest bearing liabilities
and interest expense	$441,547	$(2,823)	2.56%	$382,892	$(1,522)	1.60%

Net interest income		$6,668			$6,041
Net interest margin as a percent
of average earning assets:			5.01%			5.20%

An analysis of the change in net interest income is as follows for the three months ended June 30 (dollars in thousands):

	2005 compared to 2004
	Increase (decrease)
	due to
	Volume	Rate	Net
Interest earned on:
Loans‡	$ 1,381	$ 533	$ 1,914
Federal funds sold and deposits in banks	10	29	39
Investment securities	(344)	319	(25)
Total interest income	1,047	881	1,928
Interest paid on:
Savings, NOW and MMA	(332)	451	119
Time deposits	105	215	320
Other borrowings	566	296	862
Total Interest expense	339	962	1,301
Net interest income	$ 708	$ (81)	$ 627

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the three months ended June 30, 2005 was up slightly by $15,000, over the same period for 2004. Service charges on deposit accounts are less than the same three month period last year, primarily a result of having fewer customers and

* Average loan balance includes nonaccrual loans. Interest income on nonaccrual loans has been included.
† The yield on investment securities is calculated using historical cost basis.
‡ Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

accounts as a result of the October 2004 branch sale. The Company is improving in fee generation as the Company continues to open new financial centers and the re-branding of existing financial centers attracts new customers and accounts. However, it will take several more quarters of growth to offset the effect of the branch sale. This reduction is offset by increases in both origination fees on mortgage loans sold and other operating income

Non-interest expense for the three months ended June 30, 2005 increased by $267,000 or 5.21% over the same period in 2004. Salaries and employee benefits for the quarter ended June 30, 2005 increased $198,000 or 7.30% compared to the same period in 2004. This increase expense is primarily attributed to the increase in mortgage commissions associated with improved mortgage loans originated. Other expenses for the quarter ended June 30, 2005 increased $74,000 or 4.78% compared to the same period in 2004. The increase in other expenses is spread among costs associated with complying with Section 404 of the Sarbanes – Oxley Act of 2002, legal costs, salaries and marketing, as noted in the year over year six months discussion. The Company will continue to have additional ongoing expense associated with Sarbanes-Oxley compliance efforts.

Business Segment Reporting

The Company has been managed along two major lines of business; community banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through 14 offices in Washington. The small loan division provides small, short-term consumer loans to customers in Arkansas. As indicated earlier in this report, as of July 1, 2005, the Company has discontinued its small lending operations, primarily due in part to the regulatory and compliance restraints necessary to continue the product line.

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

Six months ended June 30, 2005	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$11,912	$666	$12,578
Non-interest income	4,044	9	4,053
Non-interest expense	10,661	60	10,721
Income taxes	1,644	197	1,841
Net Income	$3,651	$418	$4,069
Total assets	$588,147	$6,283	$594,430
Total Loans	$450,964	$3,556	$454,520

Six months ended June 30, 2004	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$11,162	$668	$11,830
Non-Interest income	3,784	0	3,784
Non-Interest expense	10,007	42	10,049
Income taxes	1,554	213	1,767
Net Income	$3,385	$413	$3,798
Total assets	$502,052	$9,692	$528,039
Total Loans	$367,968	$3,142	$386,172

Regulatory Developments

As previously reported, on March 2, 2005, the FDIC issued revised payday lending guidelines. The full text of such guidelines is available on the FDIC website at http://www.fdic.gov/ . The effective date for compliance with this regulation is July 1, 2005, with a look back provision to March 1, 2005 and includes limiting customers to 90 days of payday loans in a rolling 12 month calendar and offering or referring the customer to an alternative longer term credit product. Compliance with this guidance would have an impact on earnings to the point where the Company decided to discontinue its operations in the state of Arkansas effective July 1, 2005.

The Company continues to take steps to forestall any negative effect that may occur from these developments. The Company is currently engaging in a small loan participation with another bank that provides small loan programs with Advance America. While the Company believes it will be able to minimize any long-term negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2004. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2004.

Interest Rate Gap Analysis
June 30, 2005

		After One
	Within	But Within	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Loans	$228,342	$ 167,745	$58,433	$ 454,520
Securities:
Available for sale	4,907	9,968	50,658	65,533

Interest bearing deposits in banks	684	- -	- -	684
Federal funds sold	11,350	- -	- -	11,350
Total Earning Assets	$245,283	$ 177,713	$ 109,091	$ 532,087
Deposits:
Savings, NOW and money market	$175,177	$ - -	$ - -	$ 175,177
Time deposits	102,905	31,214	- -	134,119
Short-term borrowings	70,665	- -	- -	70,665
Long-term debt	- -	49,000	19,589	68,589

Total Interest Bearing Liabilities	$348,747	$80,214	19,589	$ 448,550
Net Interest Rate Sensitivity Gap	($ 103,464)	$97,499	$89,502	$ 83,537

Item 4 Controls and Procedures

Evaluation of Controls and Procedures.

Management of the Company, including the Chief Executive Officer who is also performing the functions of the principal financial officer and principal accounting officer, has conducted an evaluation of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2005(the “evaluation date). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to him in a timely manner.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 Changes in Securities and Use of Proceeds

            Share counts and per share data reflects a three for two stock dividend effective May 16, 2004.

(c)        Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
April 1, 2005 through
April 30, 2005	0	$0	0	98,975

Month #2
May 1, 2005 through
May 31, 2005	5,706*	$19.63	0	98,975

Month #3
June 1, 2005 through
June 30, 2005	26,563	$19.44	26,563	72,412

Total	32,269	$19.47	26,563	72,412

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
June 18, 2003	June 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22, 2004	200,000	December 31, 2005

Total		612,500

*	The 5,706 shares repurchased in May 2005 are in satisfaction of the Company's obligations related to the exchange of shares upon the exercise of stock options.

Item 4 Submission of Matters to a Vote of Security Holders

Share counts and per share data reflects a three for two stock dividend effective on May 16, 2004.

(a)	The Company's Annual Shareholders' Meeting was held on May 5, 2005

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)	Election of two Directors for terms expiring in 2008 or until their successors have been elected and qualified.

Directors:

	Linda E Buckner –
	Votes Cast For:	5,451,433
	Votes Cast Against:	- -
	Votes Withheld:	34,815
Lowell (Sonny) E. Bridges –
	Votes Cast For:	5,427,466
	Votes Cast Against:	- -
	Votes Withheld:	58,782
(d)	None

Item 6	Exhibits

(a)	Exhibits

The following exhibits are filed herewith, and this list constitutes the exhibit index:

	2	Agreement and Plan of Reorganization dated as of April 21, by and among Venture Financial Group, Inc., Venture Bank, Washington Commercial Bancorp and Redmond National Bank (incorporated by reference to Appendix A of the proxy statement/prospectus included in the Registration Statement on Form S-4, File No. 333-125774

	3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

	3.2	Bylaws (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002).

	10.1	Amendment to Employment Agreement with Ken F. Parsons, Sr. dated April 20, 2005

	10.2	Employment Agreement with James F. Arneson (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, File No. 333-125774).

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.

(Registrant)
Date: August 12, 2005	By: /s/ Ken F. Parsons, Sr.
Ken F. Parsons Sr.

EXHIBIT 10.1

FIRST AMENDMENT TO
VENTURE FINANCIAL GROUP
EMPLOYMENT AGREEMENT
Ken F. Parsons, Sr.

This FIRST AMENDMENT dated effective April 20, 2005 amends the Employment Agreement by and among Venture Financial Group, Inc., Venture Bank, and Ken F. Parsons, Sr. dated as of January 1, 2004 (the “Employment Agreement”).

1.	Section 1 of the Employment Agreement is amended to read:

“1. Employment. Parsons agrees to serve the Company as President, Chief Executive Officer, Chairman of the Board of Directors, and Director. Parsons also agrees to serve in other additionally associated capacities as may be assigned by the Company's Board of Directors (“Board”), the duties of which are consistent with those normally performed by a President, Chief Executive Officer, Chairman, or Director. The Board will appoint/elect Parsons to serve as President, Chief Executive Officer, and a member of the Executive Committee of the Company. The Board will nominate Parsons as a Director of the Company and use their best efforts to have him appointed/elected. The Board will appoint/elect Parsons to serve as Chairman, Chief Executive Officer, and a member of the Executive Committee of the Bank. Parsons shall remain in these positions through December 31, 2006 on a full-time basis and until the appointment by the Board of his successor as Chief Executive Office of the Bank, and then, excluding the Chief Executive Officer of the Bank position, continue to serve in the remaining positions as an employee on a part-time (approximately 50%) basis until his retirement or until terminated as provided herein. As a part-time employee, he will undertake special projects and implement strategic initiatives, at the direction of the Board of Directors.”

2.	Except as specifically set forth herein, the Employment Agreement as previously executed shall continue in full force and effect as written.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first written above.

VENTURE FINANCIAL GROUP, INC.		EXECUTIVE
By:	/s/ Larry Schorno	/s/ Ken F. Parsons, Sr.
	Larry Schorno	Ken F. Parsons, Sr.
Chairman of the Compensation Committee

VENTURE BANK
By:	/s/ Larry Schorno
Larry Schorno
Chairman of the Compensation Committee

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

	(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 12, 2005
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

	(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 12, 2005
/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. President, Chief Executive Officer and Chairman of the Board (principal financial officer and principal accounting officer)

EXHIBIT 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is furnished by the undersigned Chief Executive Officer and acting Chief Financial Officer of Venture Financial Group, Inc. (the “Registrant”) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), that:

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

August 12, 2005