Form 10-Q
period 2005-09-30
VENTURE FINANCIAL GROUP INC
filed 2005-11-14
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: X Yes ____No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes X No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Class	Outstanding at November 9, 2005
Common Stock	7,202,032

Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES Condensed Consolidated Balance Sheets (Dollars in thousands)

	September 30	December 31
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$ 15,799	$ 13,796
Interest bearing deposits in banks	1,342	65
Federal funds sold	28,350	--
Securities available for sale	64,755	73,291
Investments in Trusts	682	589
Federal Home Loan Bank stock, at cost	4,490	3,930
Loans held for sale	4,343	3,118

Loans	561,056	429,523
Allowance for credit losses	(8,476)	(7,189)
Net loans	552,580	422,334

Premises and equipment	18,602	11,729
Foreclosed real estate	474	718
Accrued interest receivable	2,750	2,084
Cash surrender value of life insurance	16,148	13,431
Goodwill	22,052	8,961
Other intangible assets	1,323	526
Other assets	3,199	1,644

Total assets	$736,889	$556,216

Liabilities
Deposits:
Demand	$ 98,850	$ 72,250
Savings and interest bearing demand	208,860	151,153
Time deposits	221,373	103,318
Total deposits	529,083	326,721

Federal funds purchased	--	5,575
Short term borrowing	48,857	123,128
Accrued interest payable	1,025	620
Long-term debt	44,000	15,000
Junior subordinated debentures	22,682	19,589
Other liabilities	19,118	7,743
Total liabilities	664,765	498,376

Stockholders' Equity
Common stock, (no par value); 10,000,000 shares authorized, shares issued and
outstanding: September 2005 - 7,157,264; December 2004 - 6,527,507	5,940	5,418
Additional paid-in-capital	28,389	18,473
Retained earnings	38,060	33,706
Accumulated other comprehensive income (loss), net of tax	(265)	243
Total stockholders' equity	72,124	57,840

Total liabilities and stockholders' equity	$736,889	$556,216

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) (Dollars in thousands, except per share amounts)
	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Interest income
Loans	$9,421	$7,358	$26,116	$20,795
Federal funds sold and deposits in banks	286	8	344	22
Investments	712	793	2,236	2,466
Total interest income	10,419	8,159	28,696	23,283

Interest Expense
Deposits	2,151	1,060	4,772	3,080
Other	1,288	590	3,813	1,589
Total interest expense	3,439	1,650	8,585	4,669

Provision for credit losses	161	282	714	557

Net interest income after provision
for credit losses	6,819	6,227	19,397	18,057

Non-interest income
Service charges on deposit accounts	969	1,053	2,563	3,007
Mortgage loans sold	384	285	1,230	935
Other operating income	827	768	2,440	1,948
Total non-interest income	2,180	2,106	6,233	5,890

Non-interest expense
Salaries and employee benefits	3,243	3,027	9,139	8,624
Occupancy and equipment	944	885	2,689	2,603
Other expense	1,644	1,430	4,724	4,164
Total non-interest expense	5,831	5,342	16,552	15,391

Operating income before provision for
income taxes	3,168	2,991	9,078	8,556

Provision for income taxes	868	804	2,709	2,571

Net income	$2,300	$2,187	$ 6,369	$ 5,985

Other comprehensive income, net of tax
Unrealized holding gains (losses) on securities
arising during the period	(250)	602	(508)	280

Comprehensive Income	$2,050	$2,789	$ 5,861	$ 6,265

Earnings per Share Data
Basic earnings per share	$ .34	$.34	$ .96	$ .92
Diluted earnings per share	$ .33	$.33	$ .93	$.90
Dividends declared per share	$ 0.07	$ 0.05	$ 0.21	$ 0.14

Weighted average number of common shares	6,741,838	6,525,881	6,630,121	6,477,238
Weighted average number of common shares,
Including dilutive stock options	6,959,409	6,690,407	6,847,692	6,641,764

Return on average assets (annualized)	1.50%	1.65%	1.43%	1.53%
Return on average equity (annualized)	14.83%	17.20%	14.03%	16.06%
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (Dollars in thousands) Nine Months Ended September 30, 2004 and 2005
					Accumulated
					Other
	Number	Common	Additional	Retained	Comprehensive
	of shares	Stock	Paid-In-Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2003	6,474,244	$5,395	$19,894	$23,254	$130	$48,673
Net income	--	--	--	5,985	--	5,985
Stock options exercised	249,714	208	1,248	--	--	1,456
Stock repurchased	(182,895)	(173)	(2,606)	--	--	(2,779)
Cash dividend ($0.14 per share)	--	--	--	(932)	--	(932)
Other comprehensive income	--	--	--	--	280	280
Balance, September 30, 2004	6,541,063	$5,430	$18,536	$28,307	$410	$52,683
Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	$243	$57,840
Net income	--	--	--	6,369	--	6,369
Stock options exercised	151,265	126	940	--	--	1,066
Stock repurchased	(97,679)	1	32	--	--	(1,997)
Stock issued for purchase of
Subsidiary	1,612	(82)	(1,915)	--	--	33
Purchase of WCB	574,559	477	10,859	11,689	--	23,025
WCB shares repurchased	--	--	--	(12,355)	--	(12,355)
Cash dividend ($0.21 per share)	--	--	--	(1,349)	--	(1,349)
Other comprehensive income (loss)	--	--	--	--	(508)	(508)
Balance, September 30, 2005	7,157,264	$5,940	$28,389	$38,060	($265)	$72,124

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Nine months ended September 30
	2005	2004
Cash Flows from Operating Activities
Net Income	$ 6,369	$5,985
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	1,955	557
Depreciation and amortization	1,176	1,174
Income from mortgage loans sold	(1,230)	(935)
Increase in cash surrender value of life insurance	(2,717)	(452)
Gain on sale of other real estate owned	(300)	- -
Other - net	4,513	109

Originations of loans held for sale	(41,920)	(29,002)
Proceeds from sales of loans held for sale	41,925	32,080
Net cash provided by operating activities	9,771	9,516

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(1,277)	143
Net (increase) decrease in federal funds sold	(28,350)	5,530
Purchases of securities available for sale	(4,455)	(10,367)
Proceeds from maturities and prepayments of available-for-sale securities	11,410	22,291
Net increase in loans	(132,514)	(43,148)
Proceeds from sale of other real estate	600	520
Additions to premises and equipment	(8,070)	(2,066)
Cash paid to WCB shareholders	(12,355)	--
Acquisition, net of cash acquired	3,545	--
Net cash used by investing activities	(171,466)	(27,097)

Cash Flows from Financing Activities
Net increase in deposits	202,362	15,827
Net increase (decrease) in fed funds purchased	(5,575)	450
Net increase (decrease) in short-term borrowings	(74,271)	11,632
Sale of common stock	12,435	1,456
Repurchase of common stock	(1,997)	(2,779)
Net increase (decrease) in long-term borrowings	32,093	(7,411)
Payment of cash dividends	(1,349)	(932)
Net cash provided by financing activities	163,698	18,243

Net change in cash and due from banks	2,003	662

Cash and Due from Banks:
Beginning of period	13,796	19,048

End of period	$15,799	$19,710

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$8,180	$4,421
Taxes	6,353	3,045

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	(508)	280
Foreclosed real estate acquired in settlement of loans	(155)	(276)
Trust preferred securities	682	589
Reclassification of long-term borrowings to short-term borrowings	5,000	8,000

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including notes thereto, included in the Company's 2004 Annual Report to Shareholders. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results anticipated for the year ending December 31, 2005.

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

At September 30, 2005 and September 30, 2004, the Company had one stock-based employee and director compensation plan. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net income, as reported	$2,300	$2,187	$6,369	$5,985
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	97	101	97	101

Pro forma net income	$2,203	$2,086	$6,272	$5,884

Earnings per Share
Basic:
As reported	$.34	$.34	$.96	$.92
Pro forma	.33	.32	.95	.91
Diluted:
As reported	.33	.33	.93	.90
Pro forma	.32	.31	.92	.89

2. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assumes all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

	2005	2004	2005	2004
Basic EPS computation	$2,300	$ 2,187	$6,369	$ 5,985
Numerator - Net Income

Denominator - Weighted Average
common shares outstanding	6,741,838	6,525,881	6,630,121	6,477 ,238

Basic EPS	$.34	$ .34	$.96	$ .92

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

	2005	2004	2005	2004
Diluted EPS computation	$2,300	$ 2,187	$6,369	$ 5,985
Numerator - Net Income
Denominator - Weighted average	6,741,838	6,525,881	6,630,121	6,477,238
common shares outstanding
Effect of dilutive stock options	217,571	164,526	217,571	164,526
Weighted average common shares	6,959,409	6,690,407	6,847,692	6,641,764
and common stock equivalents

Diluted EPS	$.33	$ .33	$.93	$ .90

3. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB No. 123, Accounting for Stock Based Compensation.

Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) permits public companies to adopt its requirements using the "modified prospective" method which the Company intends to adopt. Under the "modified prospective" method, the compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for Statement 123(R) for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that are not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC's new rule allows public companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC's new rule does not change the accounting required by Statement 123(R); only the compliance deadlines have been altered. With the recent extension, the Company expects to adopt Statement 123 (R) on January 1, 2006.

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

4. Purchase of Redmond National Bank

On September 2, 2005 Venture Financial Group merged with Washington Commercial Bancorp (WCB) of Redmond Washington, the parent company of Redmond National Bank, in an acquisition accounted for under the purchase method of accounting. The results of WCB's operations have been included in the consolidated financial statements since that date. This merger continues Venture's expansion into King County.

The aggregate purchase price was $23,690,000 consisting of cash consideration of $12,354,056 and the issuance of 574,559 shares of VFG stock in exchange for 568,683 shares of WCB stock. The value of the VFG stock was determined to be $19.73 per share at the time of the announcement of the merger for a total of $11,336,049. VFG incurred $665,000 in direct merger related costs which is accounted for as a component of intangible assets. The Company is currently in the process of determining the fair value of the assets acquired and the liabilities assumed in the business combination which is subject to estimation and for which we expect to make reallocation of the purchase price during an allocation period that is allowed under generally accepted accounting principles. Such reallocations may result in revisions of estimates that may, to some extent result in effects in the income statement reported in future periods.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value of Washington Commercial Bancorp Assets acquired and Liabilities assumed as of September 2, 2005

Assets
Cash and due from banks	$ 2,802
Securities available for sale	1,889
Investments in Trusts	93
Federal Home Loan Bank stock, at cost	545

Loans	107,133
Allowance for credit losses	1,241
Net loans	105,892

Premises and equipment	2,502
Foreclosed real estate	155
Accrued interest receivable	525
Goodwill	13,090
Core deposit intangible	880
Other assets	193

Total assets	$128,566

Liabilities
Deposits:
Demand	$ 15,751
Savings and interest bearing demand	21,195
Time deposits	49,975
Total deposits	86,921

Short term borrowing	13,700
Accrued interest payable	138
Junior subordinated debentures	3,093
Other liabilities	1,024
Total liabilities	104,876

The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset will be amortized on a straight line basis over a term of five years. Goodwill represents the excess of the total purchase price paid for Washington Commercial Bancorp over the fair values of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the three and nine month periods ended September 30, 2005 and 2004.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries' operating results and financial condition for the three and nine months ended and as of September 30, 2005. When warranted, comparisons are made to the same period in 2004, and to the previous year ended December 31, 2004. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2004, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

Overview and Highlights

The third quarter of 2005 saw several significant events and highlights take place. On September 2, 2005 the Company completed its merger with Washington Commercial Bancorp (WCB) and Venture Bank's merger with WCB's principal operating subsidiary Redmond National Bank. With this merger Ken F. Parsons, Sr. will continue to lead the combined organization as Chairman and CEO of the Company, James F. Arneson, former President and CEO of Washington Commercial Bancorp and Redmond National Bank, will serve as President of Venture Financial Group, Inc. and as President and CEO of Venture Bank. Before joining Redmond National Bank, Mr. Arneson served Venture Bank for 10 years including time as its Chief Financial Officer. Venture's acquisition of WCB and it's approximately $129 million in assets will significantly enhance Venture Bank's presence in King County-a key element of the Company's strategic growth plans.

In addition to the merger with WCB, Venture Bank opened a new financial center in Lakewood, Washington which continues management's strategic objective of growing operations along the Puget Sound I-5 corridor. In addition, the Company completed its rebranding effort on two other financial centers (Downtown Olympia and Pioneer - Gig Harbor).

In the third quarter the Company terminated its loan funding arrangement with Advance America for the funding of small consumer loans in the state of Arkansas. The Company received income from Advance America during the third quarter and continues to seek other opportunities to replace revenues received from the small loan division

The rising rate environment has a direct effect on the Company's operations. The Company continues to monitor and measure the inherent interest rate risk in its balance sheet.

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

Risks and uncertainties with respect to the Company include, among others, those related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits' loss of customers of greatest value to the Bank; litigation or other losses; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions; acquisitions and the integration of acquired businesses; credit risk management and asset/liability management; the financial and securities markets; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity.

Financial Condition

General

The Company's consolidated assets at September 30, 2005 totaling $736,889,000 represents a 32.5% or $180,673,000 increase from December 31, 2004 assets totaling $556,216,000. This increase is represented primarily by a $128,566,000 increase due to the merger with WCB. Without the merger, total assets would have increased by $52,107,000 or 9.4% for the nine months ending September 30, 2005.

Loans and loans held for sale

Loans have increased $131,533,000 as of September 30, 2005 compared to December 31, 2004. The merger with WCB accounted for $107,133,000 of the growth. The balance of the growth has been focused in commercial, commercial real estate and real estate construction lending.

Loans held for sale increased $1,225,000 to $4,343,000 as of September 30, 2005. The increase is largely due to the hiring of several new mortgage loan originators.

The composition of the loan portfolio was as follows (dollars in thousands):

	September 30	December 31
	2005	2004
Commercial	$68,746	$58,556
Real Estate
Residential 1-4	20,851	9,415
Commercial	275,316	250,947
Construction	186,430	101,509
Consumer	9,713	5,275
Small Loans	0	3,821
Total Loans	$561,056	$429,523

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, decreased since December 31, 2004 by $262,000 as shown in the following table of non-performing assets.

(dollars in thousands):
	September 30	December 31
	2005	2004

Non-accrual loans	$ 4,978	$3,081
Accruing loans past due 90 days or more	96	2,005
Foreclosed real estate	474	718
Other assets	0	6
	$ 5,548	$5,810

The percentage of non-performing loans to total loans decreased to 0.90% on September 30, 2005 from 1.18% on December 31, 2004. Non-accrual loans increased $1,897,000 during the first nine months of 2005, while foreclosed real estate and other assets decreased $250,000 during the same period. The increase in non-accrual loans was mainly due to the addition of one commercial real estate loan for $1,830,000 added in the first quarter 2005. In July, 2005 the guarantors remedied the default and have maintained the monthly principal and interest payment called for by the note and at the completion of six month's performance it is anticipated this loan will be put back on accrual status.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans, and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at September 30, 2005, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. State and federal regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses increased $1,287,000 for the first nine months of 2005, with the ratio of the allowance for credit losses to loans at 1.51% on September 30, 2005 compared to 1.66% on December 31, 2004. During the first nine months, an additional $714,000 was reserved for potential losses, $1,241,000 was added from the merger with WCB, and net charge-offs were $668,000, or 0.11% of the loan portfolio. The allowance for credit losses to nonperforming loans was 167.05% on September 30, 2005, compared to 141.35% on December 31, 2004. Management believes the allowance is at an appropriate level.

Investment Portfolio

Investment securities decreased $8,536,000, or 11.65% during the first nine months of 2005 to a total of $64,755,000. The decrease in securities available for sale is primarily attributed to principal reductions on mortgage backed securities and agency securities matured. Cash received from these investments was partially redirected into the Bank's loan portfolio. Securities are typically purchased from time to time as either collateral for various operational purposes or for additional income in times of excess liquidity.

Premises and Equipment

The $6,873,000 increase in premises and equipment is due to an increase of $2,502,000 from the merger with WCB, $2,000,000 used to purchase land for the Company's future corporate headquarters and the remaining was used to construct a new financial center in Lakewood and to construct a new building located at the Pioneer Way Financial Center. The additional increases are a result of the continuation of re-branding/remodeling efforts in several of the Company's financial centers.

Deposits and Borrowings

Total deposits increased $202,362,000 or 61.9% in the nine months ended September 30, 2005 to $529,083,000. Of this increase, $86,921,000 was due to the merger with WCB. WCB's deposit mix immediately prior to closing included savings and interest bearing deposits totaling $21,195,000 (24.4%); time deposits totaling $49,975,000 (57.5%) and non-interest bearing deposits totaling $15,751,000 (18.1%) . Excluding deposits acquired in this merger, deposits increased $115,441,000 or 35.3% . Savings and interest-bearing deposit accounts and non-interest bearing demand increased $84,307,000 or 37.7% while time deposits increased $118,055,000 or 114.3% . The increase in time deposits is primarily attributed to the Bank's obtaining wholesale CD's totaling $23,331,000 and brokered time deposits of $45,610,000. Obtaining this funding was done to serve as a source of liquidity for the Company. Management continually monitors the level of wholesale time deposits for maturity and gap analysis as well as pricing and net interest margin. The remaining time deposit increase of $49,114,000 is due to targeted marketing campaigns. In an effort to shift the deposit base toward savings and demand deposit accounts, Management continues to implement programs which encourage growth in these products.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. These include overnight investments in interest bearing deposits in banks and federal funds sold and investment securities, particularly those of shorter maturity, and are the principal source of asset liquidity. At September 30, 2005, cash, deposits in banks, federal funds sold and securities available for sale totaled $110,246,000. External sources refer to the ability to access new borrowings and capital. They include increasing savings and demand deposits, federal funds purchased, short and long term borrowings, and the issuance of capital and debt securities. At September 30, 2005, short and long term borrowing lines of credit totaled $125,835,000. These credit facilities are being used regularly as a source of funds. At September 30, 2005, $60,000,000 was borrowed against these lines of credit in the form of short and long term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2005 contributed $9,771,000 to liquidity compared to $9,516,000 for the nine months ended September 30, 2004. The majority of the cash provided from operating activities for the first nine months of 2005 was contributed from net income in the amount of $6,369,000. Cash flow from investing activity used cash of $171,466,000 for the nine months ended September 30, 2005 compared to $27,097,000 for the same period in 2004. Cash used to fund investment activities during the first nine months of 2005 included an increase in net loans of $132,514,000, the increase of federal funds sold of $28,350,000, the purchase of securities available for sale of $4,455,000, and addition of premises and equipment of $8,070,000. The addition to premises and equipment is comprised primarily of the Bank's merger with WCB, the acquisition of land for the future corporate office and the construction of a new financial center in Lakewood. Certain investment activities also provided cash during the first nine months including $11,410,000 from cash paydowns on mortgage back securities, matured securities and securities called, and $3,545,000 from the purchase of WCB. Cash flow from financing activities provided cash of $163,698,000 as of September 30, 2005 compared to $18,243,000 during the same period in 2004. The substantial majority of cash provided came from the increase in net deposits of $202,362,000, of which $86,921,000 was due to the merger with WCB, an increase in long term borrowings of $32,093,000 and the sale of common stock in the amount of $12,435,000. These monies were partially used to fund financing activities including the repurchase of common stock in the amount of $1,997,000 and the reduction of short term borrowings of $74,271,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On June 16, 2004 the Company's Board of Directors authorized 200,000 shares for a stock repurchase program, or approximately 3% of the then issued and outstanding shares. This plan commenced on July 1, 2004 and has an expiration date of December 31, 2005. As of September 30, 2005 the Company had repurchased 142,755 under this plan at a cost of $2.8 million, at an average price of $19.73.

Management believes that the Company's liquidity position at September 30, 2005 was adequate to fund ongoing operations.

Capital

Consolidated capital of the Company increased $14,284,000 or 24.7% during the first nine months of 2005. The net income for the first nine months and its corresponding increase to retained earnings increased capital by $6,369,000, the issuance of 574,559 shares of VFG stock at $19.73 for the purchase of WCB increased capital $11,336,000, and the addition of the capital on WCB's books increased capital another $11,689,000, while stock options exercised for the nine months totaled $1,066,000. Capital decreases were the result of $12,355,000 in stock being acquired from WCB shareholders for cash, $1,997,000 in stock repurchases under board approved plans, a decrease in the market value of securities available for sale of $508,000 and quarterly cash dividends paid to shareholders totaling $1,349,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) to total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 2005 the Company's leverage ratio was 12.04%, compared to 12.94% at year-end 2004. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 2005 the Company's Tier I capital ratio was 9.90%, and total capital was 11.07% . At December 31, 2004 the Company's Tier I capital ratio was 12.24% and the total capital ratio was 13.49% .

On March 5, 2005 the Federal Reserve Banking System passed a regulation that mandates the amount of Trust Preferred Securities that may be included in the Company's Tier 1 Capital calculation. This regulation has a phase in period with final compliance required by March 31, 2009. The Company's capital calculations are done in accordance with this regulation and the entire issued amount of Trust Preferred Securities, or junior subordinated debentures, qualified as Tier 1 Capital under regulatory capital purposes. We retain the ability to issue additional Trust Preferred Securities and have such securities qualify as Tier 1 Capital under the new rules.

Results of Operations
General

Net income for the nine months ended September 30, 2005 increased 6.42% to $6,369,000 compared to $5,985,000 for the same period in 2004. The increase in net income can be attributed to an increase in loan interest and fee income, an increase in fed funds sold interest and an increase in non-interest income. This positive impact to net income was offset by an increase in interest expense and an increase in non-interest expense.

Interest income for the nine months ended September 30, 2005 increased $5,413,000, or 23.25%, from the same period in the prior year. Increased volume of earning assets provided $3,751,000 of interest income for the first nine months and an increase in earnings rate on these assets provided another $1,662,000, in interest income. Average earning assets for the first nine months of 2005 were $70,360,000 or 15.09% higher than in the same period of 2004. The average rate earned on assets increased to 7.15% for the first nine months of 2005 from 6.67% for the same period in 2004, an increase of 48 basis points.

Total interest expense for the nine months ended September 30, 2005 increased $3,916,000, or 83.87%, from the comparable period in the prior year. The increase in the rates paid on deposits and borrowings of 95 basis points, to 2.58% in the first nine months of 2005 from 1.63% for the same period of 2004, resulted in an increase in interest expense of $2,158,000. In addition, the average volume of these liabilities increased by $62,601,000 resulting in another $1,757,000 in interest expense. The increase in liabilities was primarily to fund the Company's loan growth.

The net affect of the above is an increase in net interest income of $1,497,000 or 8.04% for the nine months ended September 30, 2005 compared to the same period in 2004.

The net interest margin decreased by 32 basis points to 5.01% from 5.33% in the first nine months of 2005 compared to the same period in 2004, as the average cost of funds increased at a more rapid rate than the average rates earned on the Company's earning assets.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

		2005			2004
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)

Earning Assets:
Loans (Interest and fees)[a]	$449,909	$26,116	7.76%	$383,705	$20,795	7.24%
Federal funds sold	13,893	344	3.31%	2,693	22	1.09%
Investment securities[b]	72,861	2,236	4.10%	79,905	2,466	4.12%
Total earning assets
and interest income	$536,663	$28,696	7.15%	$466,303	$23,283	6.67%

Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$168,182	$(1,630)	1.30%	$193,192	$(1,253)	0.87%
Time deposits	134,462	(3,142)	3.12%	110,186	(1,827)	2.21%
Total interest bearing deposits	$302,644	$(4,772)	2.11%	$303,378	$(3,080)	1.36%
Other borrowings	142,781	(3,813)	3.57%	79,445	(1,589)	2.67%
Total interest bearing liabilities
and interest expense	$445,425	$(8,585)	2.58%	$382,823	$(4,669)	1.63%

Net interest income		$20,111			$18,614

Net interest margin as a percent of average earning assets:			5.01%			5.33%

An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

	2005 compared to 2004
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans[c]	$ 3,753	$ 1,568	$ 5,321
Federal funds sold and deposits in banks	216	106	322
Investment securities	(218)	(12)	(230)
Total interest income	3,751	1,662	5,413
Interest paid on:
Savings, NOW and MMA	(266)	643	377
Time deposits	459	856	1,315
Other borrowings	1,564	660	2,224
Total Interest expense	1,757	2,159	3,916
Net interest income	$ 1,994	$(497)	$1,497

a Average loan balance includes non accrual loans. b The yield on investment securities is calculated using historical cost basis. c Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non interest income for the nine months ended September 30, 2005 increase by $343,000 compared to the same period for 2004. This was due largely to an increase in fee income on mortgage loans sold of $295,000 and an increase in other operating income of $492,000. Mortgage loan fee income improved with the addition of several new loan originators combined with a continued strong mortgage market. The increase in other operating income can be primarily attributed to a $300,000 recovery on a loan previously charged off. These gains were offset by a $444,000 decrease in service charges on deposit accounts, a direct result of having fewer customers and accounts as a result of the sale of seven financial centers in the fourth quarter 2004.

Non interest expense increased for the nine months ended September 30, 2005 by $1,161,000 or 7.54% compared to the same period in 2004. The increase in expenses is attributable to higher costs associated with complying with the Sarbanes - Oxley Act of 2002, higher payroll costs associated with commissions related to mortgage originations, and legal costs incurred related to the departure of the Company's President and the Company's Chief Financial Officer during the first quarter. Marketing expenses were also higher as the Company initiated campaigns intended to attract new deposits.

Net income for the three months ended September 30, 2005 increased 5.17% to $2,300,000, compared to $2,187,000 for the same period in 2004. The increase in net income is attributed to an increase in loan and fee income, and fed funds sold income, in the amounts of $2,063,000 and $233,000, respectively.

Interest income for the three months ended September 30, 2005 increased $2,260,000, or 27.70%, from the same period in the prior year. Increased volume of earning assets provided an additional $1,910,000 of interest income for the third quarter, and increased volumes resulted in an additional $350,000 in interest income. Average earning assets for the third quarter of 2005 were $116,732,000 or 24.58% higher than in the same period of 2004. The average rate earned on assets increased to 6.99% in the third quarter of 2005 from 6.83% for the same period in 2004, an increase of 16 basis points.

Total interest expense for the three months ended September 30, 2005 increased $1,789,000, or 108.42%, from the comparable period in the prior year. The volume of these liabilities, which rose from an average of $386,349,000 in 2004 to $487,386,000 in 2005, produced additional interest expense of $713,000. The interest rate paid on these liabilities increased 110 basis points from 1.69% to 2.80% resulting in additional expense of $1,076,000. The increase in volume and rate are the result of the increased borrowings and use of brokered certificates of deposits acquired to offset the reduction in deposits from the sale of seven branches in the fourth quarter 2004.

Net interest income increased $471,000, an increase of 7.24% for the three months ended September 30, 2005 over the same period for 2004.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended September 30 (dollars in thousands):

		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Rates	Balance	Income	Rates
		(Expense)			(Expense)
Earning Assets:
Loans (Interest and fees)[d]	$492,008	$9,421	7.60%	$396,796	$7,358	7.38%
Federal funds sold	33,030	286	3.44%	2,259	8	1.41%
Investment securities[e]	66,688	712	4.24%	75,939	793	4.15%
Total earning assets
and interest income	$591,726	$10,419	6.99%	$474,994	$8,159	6.83%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$189,787	$(668)	1.40%	$206,046	$(477)	0.92%
Time deposits	178,653	(1,483)	3.29%	103,352	(583)	2.24%
Total interest bearing deposits	$368,440	$(2,151)	2.32%	$309,398	$(1,060)	1.36%
Other borrowings	118,946	(1,288)	4.30%	76,951	(590)	3.04%
Total interest bearing liabilities
and interest expense	$487,386	$(3,439)	2.80%	$386,349	$(1,650)	1.69%

Net interest income		$6,980			$6,509
Net interest margin as a percent
of average earning assets:			4.68%			5.44%

An analysis of the change in net interest income is as follows for the three months ended September 30 (dollars in thousands):

	2005 compared to 2004
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Loans[f]	$ 1,835	$ 228	$ 2,063
Federal funds sold and deposits in banks	251	27	278
Investment securities	(176)	95	(81)
Total interest income	1,910	350	2,260
Interest paid on:
Savings, NOW and MMA	(234)	425	191
Time deposits	548	352	900
Other borrowings	399	299	698
Total Interest expense	713	1,076	1,789
Net interest income	$ 1,197	$ (726)	$ 471

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

Non-interest income for the three months ended September 30, 2005 increased $74,000 or 3.51% compared to the same time period in 2004 to a total of $2,180,000. This increase can be attributed in part to increases in the volumes in our mortgage origination activities, offset in part by a decrease in service charges on deposit accounts due primarily to the sale of seven financial centers in the fourth quarter 2004.

Non-interest expense for the three months ended September 30, 2005 increased by $489,000 or 9.15% over the same quarter in 2004. Salaries and benefits increased by $216,000 in the third quarter 2005 compared to third quarter 2004. This increase in expense is primarily attributed to the increase in mortgage commissions associated with increased mortgage loan originations. Other expenses for the quarter ended September 30, 2005 increased $214,000 or 14.97% compared to the same period in 2004. The increase in other expense is spread among costs associated with complying with the Sarbanes - Oxley Act of 2002, legal costs, and marketing costs associated with the Company's efforts to attract new depository customers.

Business Segment Reporting

The Company is managed along two major lines of business; business banking, its core business, and the small loan division, which began operations in the fourth quarter of 2000. Business banking consists of all lending, deposit and administrative operations conducted through the Company's 17 offices in Washington State. The small loan division provided small, short-term consumer loans to customers until June 30, 2005 in the state of Arkansas. Effective July 1, 2005 the Company discontinued originating small loans in Arkansas, but through December 31, 2005 will continue to receive income comparable to the amount the Company would have received if it had continued to originate these loans.

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

Nine months ended September 30, 2005	Business	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$18,728	$669	$19,397
Non-interest income	6,225	8	6,233
Non-interest expense	16,469	83	16,552
Income taxes	2,512	197	2,709
Net Income	$5,972	$397	$6,369
Total assets	$736,150	$739	$736,889
Total Loans	$561,056	$0	$561,056

Nine months ended September 30, 2004	Business	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$17,164	$893	$18,057
Non-Interest income	5,907	(17)	5,890
Non-Interest expense	15,307	84	15,391
Income taxes	2,302	269	2,571
Net Income	$5,462	$523	$5,985
Total assets	$546,833	$9,383	$556,216
Total Loans	$426,029	$3,494	$429,523

Regulatory Developments

As previously reported, on March 2, 2005 the Federal Deposit Insurance Corporation (FDIC) issued revised payday lending guidelines. The full text of such guidelines is available on the FDIC website at http://www.fdic.gov/. The effective date for compliance with this guidance was July 1, 2005. Compliance with this guidance would have an impact on earnings to the point where the Company decided to discontinue its operations in Arkansas effective July

1, 2005. To assist in forestalling any negative effect that may occur from these developments the Company is engaging in a small loan participation program with another bank in South Dakota that provides small loans with Advance America. While the Company believes it will be able to minimize any long-term negative impact on its earnings from these developments, there can be no assurance that its efforts will be wholly successful.

The FDIC recently adopted a final rule increasing the asset threshold for internal control reporting under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) from $500 million to $1 billion in total assets, which could result in lower audit fees paid to outside accountants.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2004. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2004.

Interest Rate Gap Analysis
September 30, 2005

			After One
		Within	But Within	After
(dollars in thousands)		One Year	Five Years	Five Years	Total

Loans		$ 309,895	$181,642	$69,519	$561,056
Securities:
Available for sale		4,729	35,987	20,774	61,490
Federal funds sold		28,350	--	--	28,350
Interest bearing deposits in banks		1,342	--	--	1,342
Total Earning Assets		$ 348,659	$ 217,629	$90,293	$656,581
Deposits:
Savings, NOW and money market		$ 208,860	$--	$--	$208,860
Time deposits		165,559	55,814	--	221,373
Fed funds purchased		--	--	--	--
Short term borrowings		48,857	--	--	48,857
Long term debt		--	44,000	22,682	66,682

Total Interest Bearing Liabilities		$ 423,276	$99,814	22,682	$545,772
Net Interest Rate Sensitivity Gap		($ 74,617)	$ 117,815	$ 67,611	$ 110,809

Item 4	Controls and Procedures

(a)	Evaluation of Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures in accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in Internal Controls

Since the evaluation date, there have been no changes to the Company's internal controls or in other factors that could significantly affect those controls.

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Due to the nature of banking, we are involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Share counts and per share data reflects a three-for-two stock dividend declared on May 16, 2004.

(c)	Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
July 1, 2005 through
July 31, 2005	--	--	--	72,412

Month #2
August 1, 2005 through
August 31, 2005	--	--	--	72,412

Month #3
September 1, 2005
through	15,167	$20.85	15,167	57,245
September 30, 2005

Total	15,167	$20.85	15,167	57,245

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
September 16, 2004	September 22, 2004	200,000	December 31, 2005

Total		612,500

Item 6 Exhibits

The following exhibits are filed herewith, and this list constitutes the exhibit index:

3.1 Second Amended and Restated Articles of Incorporation (incorporated y reference to the Company's Form 10-Q for the quarter ended March 31, 2005, filed May 16, 2005)

3.2 Bylaws (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001, filed April 1, 2002)

10.1 First Amendment to Venture Financial Group, Inc. 2004 Stock Incentive Plan

31.1 Certifications of the Chief Executive Officer

31.2 Certifications of the Chief Financial Officer

32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              VENTURE FINANCIAL GROUP, INC.

(Registrant)

Date: November 14, 2005	By: /s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr. Chairman, Chief Executive Officer

By: /s/ James F. Arneson
President, Acting Chief Financial Officer