Form 10-K
period 2005-12-31
VENTURE FINANCIAL GROUP INC
filed 2006-03-24
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                               ___ YES       X   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                ___YES       X   NO

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                    X   YES   ___ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                                      Large accelerated filer____         Accelerated filer ____        Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                                                                ___YES       X   NO

There is no active trading market for the Registrant's voting common equity. The Registrant's voting common stock is not listed on any exchange or quoted on NASDAQ or on the OTCBB, or traded or quoted in any market. The aggregate value of the voting common equity held by non-affiliates as of June 30, 2005 (the last business day of the most recent second quarter), was $100,792,230 based solely on trades between private purchasers and sellers that are reported to the Registrant.

The number of shares of no par value Common Stock outstanding as of March 15, 2006, was 7,239,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the "Proxy Statement") for use in connection with the Annual Meeting of Shareholders to be held on May 4, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

	Venture Financial Group, Inc.
	FORM 10-K
	FOR THE YEAR ENDED DECEMBER 31, 2005
	TABLE OF CONTENTS

	PART I
ITEM 1. BUSINESS		Page
• General		3
• Competition		4
• Market Area		4
• Employees		5
• Supervision and Regulation		5

ITEM 1A. RISK FACTORS		10

ITEM 1B. UNRESOLVED STAFF COMMENTS		11

ITEM 2.	PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

	PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS	12
	AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	14

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATION	15
• Critical Accounting Policies and Estimates		15
• Performance Overview		15
• Results of Operations		16
• Liquidity and Financial Condition		20
• Capital Resources		27

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
• Reports of Independent Auditors		30
• Financial Statements		31
• Notes to Financial Statements		38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	79

ITEM 9A.	CONTROLS AND PROCEDURES	79

ITEM 9B.	OTHER INFORMATION	79
	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
	SECTION 16(a) OF THE EXCHANGE ACT	79

ITEM 11.	EXECUTIVE COMPENSATION	79

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	79

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	79

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	79

	PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	80
• Signatures		81
• Exhibit Index		82

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

Acquisition	Year Completed

Citizens First Bank	1993
Northwest Community Bank	1995
Prairie Security Bank	1997
Wells Fargo Bank - Four Financial Centers	1997
Harbor Bank, N.A.	2002
Washington Commercial Bancorp (Redmond National Bank)	2005

In addition to growth by acquisition, during the past five years we have opened financial centers in the following areas:

  Meridian-Puyallup (2001)
  West Olympia (2001)
  Tacoma Downtown(2001)
  South Hill: Puyallup (2003 relocation of Meridian-Puyallup)
  Kent (2004)
  Lakewood (2005)

In March 2004, the Bank acquired Washington Asset Management Tacoma, LLC, a financial services and wealth management company. The acquired firm was consolidated with the Bank's existing Investment Services Department and Venture Wealth Management, a wholly owned subsidiary of Venture Bank, was formed. Venture Wealth Management is headquartered in Olympia Downtown. Please see Note 2 - Disposition and Acquisitions

In October 2004, the Bank sold seven of its financial centers. These financial centers were located in Grays Harbor (Aberdeen, Elma, Montesano, and Hoquiam), Lewis (Toledo, Winlock) and Thurston (Panorama City) Counties. We sold $88 million in deposits and $1.8 million in real estate, furniture and fixtures, and realized a $3.5 million gain, net of tax and previously recorded goodwill with respect to the sold financial centers. Please see Note 2 - Disposition and Acquisitions

In September 2005, the Bank completed its merger with Washington Commercial Bancorp, the holding company of Redmond National Bank. The merger added two additional King County financial centers located in the Redmond area. Please see Note 2 - Disposition and Acquisitions in the Company's consolidated financial statements for a more complete description of this transaction.

The Bank's lending is primarily focused on business lending, commercial real estate lending, and residential real estate lending, The Bank provides a full range of banking services including:

  savings and checking accounts,
  time deposits,
  consumer installment loans and residential real estate loans, commercial real estate loans and business loans,
  safe deposit facilities, and
  electronic banking via ATMs, Internet and telephone.

We offer a broad range of investment services to our consumer and commercial customers, including retirement and estate planning, profit sharing plans and the sale of non-deposit investment products, through Venture Wealth Management.

Small Loan Segment

From November 2000 until July 2005, the Bank offered small loans (commonly known as "Payday Loans") to customers in Alabama and Arkansas through Marketing and Servicing Agreements with Advance America. Advance America acted as the Bank's agent in marketing and collecting these loans.

On March 2, 2005, the Federal Deposit Insurance Corporation ("FDIC"), our primary regulator, issued revised payday lending guidelines. The Company determined that compliance with this guidance would have a negative impact on service to customers and on earnings to the point where the Company decided to discontinue its small loan activity in 2005. Financial highlights on this segment of the Company are found in Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 21-Business Segment Information to the Company's consolidated financial statements.

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

Market Area

The Bank engages in general banking business through 17 financial centers in Thurston, Lewis, Pierce, and King counties in Washington state. All four counties experienced economic growth in 2005.

Thurston County
Property values in Thurston County increased on average in 2005 and the County's real estate market was very active. Thurston County's principal industries include government with the state capitol in Olympia and shipping though the Port of Olympia. The Port of Olympia reported increased shipping activity in 2005. Several national retailers opened stores and related warehouse distribution centers in the County in 2005 including Home Depot and Lowe's.

Pierce County
 In 2005, Pierce County experienced solid economic growth and an active real estate market. In 2005 the City of Tacoma saw continued revitalization of the downtown corridor including development of a new convention center and hotel. Additionally, the University of Washington's satellite campus in downtown Tacoma continued to grow. The City of DuPont which serves as a bedroom community for both Thurston and Pierce counties experienced population growth in 2005.

Pierce County is well diversified with the principal industries being shipping through the Port of Tacoma and military employment at Fort Lewis and McChord Air Force Bases.

King County
In 2005, the number of home sales in King County's real estate market, declined from previous years but real estate values substantially increased.

King County is very well diversified with a strong industrial, transportation, and service industry base; including the Port of Seattle, Seattle-Tacoma International airport, and corporate headquarters for Costco, Microsoft, Weyerhaeuser and Starbucks.

Lewis County
Lewis County has experienced a moderate level of economic growth in 2005. The residential real estate market began to see increased activity as more land is available than in neighboring counties that have experienced significant growth in recent years. The urban sprawl in the more populous adjacent counties makes Lewis County an attractive alternative. It is anticipated that a glass plant will be developed in Lewis County which increased interest in real estate development in the County.

Lewis County derives the majority of its economic livelihood from Thurston County, particularly government jobs centered in Olympia.

Employees

VFG and its subsidiaries employed a total of 227 employees, consisting of 200 full time and 27 part time employees at December 31, 2005. A number of benefit programs are available to eligible employees, including group medical plans, paid time off (PTO), short-term disability, group term life insurance, a 401(k) plan combined with an ESOP (KSOP), deferred compensation plans, and a stock incentive plan. Employees are not represented by a union organization or other collective bargaining group, and we consider our relationship with employees to be very good.

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

As an SEC reporting company, we are subject to the Act's requirements. The SEC continues to adopt and refine regulations implemented pursuant to the Act. We continue to comply with the Act and related rules and regulations issued by the SEC and expect that SEC regulations that are not currently applicable to us will become applicable in the future. At the present time the Company anticipates that it will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on business.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest, and other operational expenses.

Tying Arrangements. The Company is prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either a requirement that the customer obtain additional services provided by the Company or an agreement by the customer to refrain from obtaining services from a competitor.

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

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions, and applications to open new financial centers.

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

Dividends

Along with the periodic issuance of Junior Subordinated Debentures, dividends paid by the Bank provide substantially all of the Company's cash flow. Under Washington law, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than retained earnings.

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

Risk-based Capital Ratios. The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8% to be "adequately-capitalized" per the regulation. Our ratios are 9.37% and 10.46%, respectively.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total average assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect that at a minimum the ratio will be 4% to be "adequately-capitalized" per the regulation. Our ratio is 12.01% .

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The capital categories range from "well capitalized" to "critically under-capitalized." Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. The Company could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Under the regulations, the Bank is "well-capitalized."

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
  requires enhanced customer identification procedures;
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

Cautionary Statement Regarding Forward-Looking Information

Statements appearing in this report which are not historical in nature, including without limitation the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. VFG does not undertake any obligation to update or publicly release any revisions to forward-looking statements contained in this Annual Report, with respect to events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. Risks and uncertainties with respect to the Company include, among others, risks related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions including regulatory fees and capital requirements; changes in prevailing interest rates that could lead to decreased net interest margin; the integration of acquired businesses; credit risk management and asset/liability management; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity. We caution you not to rely on forward-looking statements and to carefully review the "Risk Factors" section in Item 1A below, which is updated from time to time in our filings with the SEC.

ITEM 1A - RISK FACTORS

We are subject to the risk of borrowers being unwilling or unable to repay loans.

Credit risk, the possibility that borrowers will be unwilling or unable to repay their obligations when due, could profoundly impact our earnings. We maintain a reserve for loan losses to absorb estimated probable loan losses. The level of our loan loss reserve is based on management's judgments and various assumptions about the loan portfolio. If our assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could adversely affect our results of operations. If loans are not repaid and loan losses exceed our loan loss allowance, increased amounts charged to the provision for loan losses would reduce income.

We have a high concentration of real estate collateral securing our loans.

Many of our loans are secured by real estate located in Western Washington, specifically the Puget Sound region. If this region experiences an economic downturn that impacts real estate values and customers' ability to repay, loan losses may exceed the estimates that are currently included in the reserve for loan losses, which could adversely affect our financial results.

Changing interest rates could adversely affect our income.

Our earnings depend primarily on net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

We need to generate liquidity to fund our lending activities.

We must have adequate cash or borrowing capacity to meet our customers' needs for loans and demands for their deposits. We generate liquidity primarily through new deposits. We also have access to secured borrowings, FHLB borrowings and various other lines of credit. The inability to increase deposits or to access other sources of funds would have a negative effect on our ability to meet customer needs, could slow loan growth and could adversely affect our results of operations.

We are subject to extensive government regulation and supervision, which could become more burdensome, increase our costs and make us less competitive compared to unregulated competitors.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not our shareholders. These regulations affect, among other things, lending practices, capital structure, investment practices, dividend policy and growth. Failure to comply with any of the relevant statutes and regulations could lead to severe restrictions on our ability to conduct business or lead to material fines and penalties. The level of regulation has increased in recent years with the adoption of the Bank Secrecy

Act and the privacy requirements of Gramm-Leach-Bliley Act. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Such changes could affect us in substantial and unpredictable ways and could subject us to additional costs necessary to comply with new rules and regulations, limit the types of financial services and products we may offer or increase the ability of non-banks to offer competing financial services and products. Proposals that are now receiving attention include consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, the Real Estate Settlement Procedures Act, nontraditional loan products including option adjustable rate mortgages, credit card lending practices, predatory lending and reform of the housing government-sponsored enterprises including the federal home loan bank system.

We rely on technology to conduct many transactions with our customers.

Our internal and outsourced technology, including communications and information systems, support our business operations. A significant disruption in those systems could adversely affect our ability to deliver products and services to our customers. A material security breach of our information systems or data could harm our reputation, cause a decrease in the number of customers, and adversely affect our financial condition or results of operations.

The financial services industry is extremely competitive.

Financial services, in general, and banking, in particular, are mature, highly competitive businesses. There is significant competition for both loans and deposits from a wide array of providers. The industry could become even more competitive as a result of legislative, regulatory and technological changes. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have greater resources than us that may enable them to offer more products and services, offer lower priced products due to greater economies of scale, maintain more banking locations and ATMs or conduct more extensive promotional and advertising campaigns. The loss of customers to our competitors could adversely affect our results. Competitors seeking to expand market share or enter our market area often offer lower priced loans and higher priced deposits, which can have an adverse result on our interest margin as we seek to remain competitive.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

The Bank owns the property and buildings on which the Kent, Lacey, Yelm, Fircrest, Tacoma Downtown, Pioneer: Gig Harbor, Centralia, Redmond Downtown, and Olympia Downtown financial centers are situated. The Tumwater and Eatonville financial centers are operated in buildings owned by the Bank that are situated on leased property. The Hawks Prairie, West Olympia, South Hill: Puyallup, Redmond Town Center, Lakewood, and Pt. Fosdick: Gig Harbor financial centers are operated in leased space. The aggregate monthly rental on all properties leased by the Bank is approximately $71 thousand.

The Lacey office is a one and one-half story building with a basement and a drive-up, which has approximately 17,500 square feet and is fully utilized as a bank financial center, administrative offices, customer care center and other administrative functions. The Yelm office is a one and one-half story building with a drive-up facility. The South Hill: Puyallup, Tumwater, Eatonville, West Olympia, Centralia, Kent, Lakewood and Pt. Fosdick: Gig Harbor financial centers are single story structures with drive-up facilities. The Olympia Downtown, Hawks Prairie, Tacoma Downtown, Redmond Downtown and Pioneer: Gig Harbor financial centers are two story structures with drive-up facilities. The Fircrest financial center is an office condominium, of which the Bank occupies approximately one-half of the space. The Redmond Town Center financial center is located in a retail mall.

In December 2004, the Bank entered into an agreement, upon satisfaction of certain contingencies, to purchase land in DuPont Washington for $2 million to construct a three story, 53,000 square foot corporate office building. The purchase of this property was finalized on February 17, 2005 and construction of the building commenced immediately after the groundbreaking ceremony on February 22, 2006. On January 31, 2006, the Bank finalized the purchase of land in Hawks Prairie located in Lacey, Washington for $836 thousand to construct a financial center.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, VFG or its subsidiaries may be involved in litigation. At the present time neither VFG nor any of its subsidiaries are involved in any threatened or pending material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2005, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period		# of Shares Traded	Price Range

2004
1st	Quarter	42,456	$15.17 - $15.67
2nd	Quarter	49,366	$15.17 - $16.00
3rd	Quarter	50,082	$15.50 - $16.20
4th	Quarter	39,294	$15.95 - $23.00

2005
1st	Quarter	75,100	$20.00 - $22.90
2nd	Quarter	67,250	$18.00 - $21.00
3rd	Quarter	23,555	$19.00 - $21.50
4th	Quarter	53,987	$18.00 - $21.50

At December 31, 2005 options for 402,757 shares of VFG common stock were outstanding. See Note 15 of the consolidated financial statements for additional information.

Number of Equity Holders

As of December 31, 2005, there were 1,753 holders of record of VFG's common stock.

Dividends

VFG paid cash dividends of $0.065 on February 11, and $0.07 on May 13, August 12, and November 14, 2005. VFG paid cash dividends of $0.047 on February 13 and May 14, and $0.05 on August 16 and $0.06 on November 19, 2004. The amounts reported reflect an adjustment for the May 16, 2004 stock split.

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

Purchases of Equity Securities by Venture Financial Group, Inc.

On February 19, 2003 the Board approved a stock repurchase program to allow for the repurchase of 131,370 shares of VFG Common Stock in purchases over time in privately negotiated transactions. On September 18, 2003 this plan was amended and an additional 56,130 shares were added to the plan. On October 15, 2003 this plan was amended again and an additional 225,000 shares were added to this plan bringing the total to 412,500 shares. Under this plan 266,097 shares were repurchased in 2003 and 146,403 were repurchased in 2004 for a total of $2,226,290. All shares have been adjusted for the three-for-two stock split announced May 6, 2004 and effective May 16, 2004.

On June 16, 2004 the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in privately negotiated transactions. Under this plan VFG purchased 167,640 shares for a total of $3,122,808.

On November 15, 2005, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. Under this plan, no shares have been repurchased.

The following table sets forth the Company's repurchase of its outstanding common stock during the fourth quarter of the year ended December 31, 2005.

			Total number of
			shares purchased as
			part of publicly	Maximum number
	Total number of	Average price paid	announced plans or	of shares that may
Period	shares purchased	per share	programs	yet be purchased

Month #1
October 1, 2005 through
October 31, 2005	0	$0	0	57,245

Month #2
November 1, 2005 through
November 30, 2005	24,324	$18.34	24,324	232,921

Month #3
December 1, 2005 through
December 31, 2005	564	$19.50	564	200,000

Total	24,888	$18.36	24,888	200,000

Date repurchase authorized	Date publicly announced # of shares authorized			Expiration Date

February 19, 2003	March 5, 2003	131,370		August 19, 2004
September 18, 2003	September 24, 2003	56,130		December 18, 2004
October 15, 2003	October 17, 2003	225,000		April 15, 2005

June 16, 2004	June 22, 2004	200,000		December 31, 2005

November 15, 2005	February 27, 2006	200,000		May 15, 2007

Total		812,500

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Year Ended December 31, 2005
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock (a) (1)(2)	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in Column (a)) (3)
Equity compensation plans approved by security holders	402,757 (4)	$10.94	252,500 (5)
Equity compensation plans not approved by security holders	0	$0	0

(1)	Consists of option shares that are outstanding under the respective plans. The material features of the plans are described below. Share amounts have been adjusted to reflect the two-for-one stock split effective November 15, 2002 and the three-for-two stock split effective May 16, 2004.

(2)	Includes shares that were assumed through mergers and acquisitions. Options assumed in the Washington Commercial Bancorp acquisition include 125,467 in employee options and 69,005 in director options. 5,000 shares of restricted stock were granted pursuant to Mr. Arneson's employment contract. The options assumed have an average exercise price of $8.78 and the restricted stock has a grant price of $20.85. Option shares were not assumed in prior mergers.

(3)	Consists of option shares available for future issuance under the respective plans. The material features of the plans are described below. Share amounts have been adjusted to reflect the two-for-one stock split effective November 15, 2002 and the three-for-two stock split effective May 16, 2004.

(4)	Includes 117,042 shares for Directors and 285,715 shares for Employees.
(5)	Shares available for issuance under the 2004 Stock Incentive Plan can be granted to Directors and/or Employees.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with VFG's consolidated financial statements and the accompanying notes presented in this report. The per-share information has been adjusted retroactively for all stock dividends and splits.

($ in thousands, except per share data)	2005	2004	2003	2002	2001

For the Year
Net interest income after provision
for credit losses	$ 27,694	$ 24,907	$ 22,861	$ 21,079	$ 17,682
Non-interest income	8,210	13,569	12,560	7,865	6,324
Non-interest expense and taxes	26,876	26,699	26,365	22,732	19,569

Net income	$ 9,028	$ 11,777	$ 9,056	$ 6,212	$ 4,437

Per Common Share
Basic Earnings Per Share	$ 1.33	$ 1.82	$ 1.38	$ .95	$ .68

Stock Dividends declared	- -	- -	- -	- -	- -
Cash Dividends Paid	$ .28	$ .20	$ .16	$ .13	$ .13

Balance Sheet Data:
Total Assets	$752,793	$556,216	$513,900	$474,450	$364,623
Long-term debt and junior subordinated
debentures	52,682	29,589	21,000	24,000	575
Shareholders' equity	76,154	57,840	48,673	44,209	38,795

Net income for the years ended December 31, 2004 and 2003 included one-time items as discussed in Item 7 below under the headings "Performance Overview" and "Non-Interest Income."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes to those statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, included in this report.

Critical Accounting Estimates

Companies may apply certain critical accounting estimates requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Bank considers its only material critical accounting estimate to be the allowance for loan losses. We believe that the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires management to make assumptions about future losses on loans; and (2) the impact of a sudden large loss could significantly reduce the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of the allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations, and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Corporation's consolidated financial statements, results of operation, or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see Note 4 in the Consolidated Financial Statements for the year ended December 31, 2005, and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Provision for Loan Losses."

Critical Accounting Policies

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of real estate owned and deferred tax assets and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in this annual report on Form 10-K for the year ended December 31, 2005. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Performance Overview

In 2005, the Company earned $9.0 million of which $2.7 million was earned during the fourth quarter. Excluding one time gains in the fourth quarter 2004 and the third quarter 2003, the $2.7 million represents the highest quarterly earnings in the Company's history. Net income for the full year ended December 31, 2005 was $9.0 million as compared to $8.2 million for the full year ended December 31, 2004 excluding in 2004 the after tax gain of $3.5 million on the divestiture of certain financial centers.

Highlights for 2005 include:
  During the third quarter of 2005, the Company completed the acquisition of Redmond National Bank and its parent company, Washington Commercial Bancorp.
  As of December 31, 2005, assets totaled $752.8 million, an increase of 35.3% over the $556.2 million in total assets at December 31, 2004. $131.8 million of the asset increase is a result of the acquisition of Redmond National Bank and its parent company.
  Basic earnings per share for 2005 were $1.33 per share compared to $1.82 per share for 2004 and $1.38 for 2003.

  Excluding a one time gain on the sale of financial centers in 2004 and excluding a large gain on foreclosed property in 2003, the basic earnings per share for 2005, 2004, and 2003 were $1.33, $1.27, and $1.17 respectively.
  Total deposits increased by $187.3 million or 57.3% in 2005 to $514 million from $326.7 million as of December 31, 2004. Deposits attributed to the acquisition of Redmond National Bank in 2005 were $86.9 million.
  Total loans, net of reserves, increased $165.9 million or 39.3% in 2005 to $588.2 million from $422.3 million at December 31, 2004. Loans attributed to the acquisition of Redmond National Bank were $107.1 million.
  The quality of the Company's assets improved significantly during the year. Nonperforming assets as a percentage of total assets declined to 0.36% on December 31, 2005 from 1.05% on December 31, 2004.
  Securities available for sale decreased $12.4 million in 2005, while cash and Federal Funds Sold increased by a total of $10.5 million and intangible assets increased $17 million.
  Federal Funds Purchased and short term borrowings decreased a total of $40.9 million in 2005 and long term borrowings increased a total of $32.1 million.

On October 8, 2004, the Company sold seven of its financial centers. Of the seven financial centers, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. Deposits transferred totaled $88 million. The Company retained all loans originated through the seven financial centers. The Company realized a $3.5 million gain net of tax and recorded goodwill with respect to such financial centers.

The Company continues to move forward with its strategic plan of reallocating resources to the more populated and growing areas in Pierce and King Counties. The Company opened a financial center in Kent in King County in December 2004 and a financial center in Lakewood in Pierce County in August 2005. In addition, some of the Company's existing financial centers are in the process of being remodeled to better suit the company's branding effort. In December 2004, the Company entered into an agreement, upon satisfaction of certain contingencies, to purchase land in DuPont in Pierce County Washington for $2 million to construct a corporate office and financial center. The purchase of this property was finalized February 17, 2005 and the construction commenced immediately following the groundbreaking ceremony on February 22, 2006. Management believes that centralizing administration functions will create long term efficiencies.

The following table sets forth certain operating and capital ratios for the Company at December 31:

	2005	2004	2003	2002	2001

Return on Average Assets	1.46%	2.23%	1.88%	1.56%	1.27%
Return on Average Equity	14.87%	22.99%	19.55%	15.13%	12.12%
Average Equity to Average Assets Ratio	9.82%	9.95%	9.67%	10.28%	10.45%
Dividend Payout Ratio	20.55%	11.25%	11.57%	14.13%	19.70%

Return on Average Assets and Return on Average Equity at December 31, 2004 without the $3.5 million net gain on sales of the seven financial centers would have been 1.56% and 16.32% respectively. Return on average assets and return on average equity at December 31, 2003 without the $1.4 million net gain on sale of foreclosed real estate would have been 1.59% and 16.55%, respectively.

The Company merged with Redmond National Bank and its parent company Washington Commercial Bancorp on September 2, 2005 in an acquisition accounted for under the purchase method of accounting. This merger continues Venture's expansion into King County. Total assets, loans and deposits of Redmond National Bank on the date of acquisition were $131.8 million, $107.1 million, and $86.9 million, respectively. The effect on 2005 net income was not material as the net revenues generated were largely offset by costs related to the acquisition and integration of the organization's personnel and information systems. See Note 2- Disposition and Acquisitions to the consolidated financial statements for more information on this acquisition.

Results of Operations Net Interest Income

Net interest income is comprised of the difference between interest income, primarily from loans and investments, and interest expense incurred on interest bearing liabilities, primarily from deposits and borrowed funds. Changes in net interest income from year to year are influenced by both the volume of the assets and the liabilities, and the rates earned and paid, respectively. The net interest margin is net interest income expressed as a percentage of average interest-earning assets.

Net interest income in 2005 increased over 2004 net interest income by $3.3 million. Net interest income in 2004 decreased from 2003 by $56 thousand.

In 2005, net interest income increased largely from increased volume in loans coupled with the fact that the volume of assets earning interest increased at a faster rate than the liabilities earning interest in both 2005 and 2004.

Prior to 2004 interest rates were declining. In 2004 and 2005 rates increased rapidly. The prime rate published and updated by The Wall Street Journal is used by many financial institutions, including the bank, as an interest rate at which banks will lend to their most-favored customers. The published prime rate is also used as a base index on many loan products. In 2004 and 2005 the published prime rate, this is based on a survey of the 30 largest banks, increased 100 basis points and 200 basis points, respectively. As rates began to increase in 2004, the bank's asset earnings declined. The effect of a rising rate environment did not impact net interest income until 2005 because the increases in loan rates lagged behind the market rate increases. As market rates increased in 2004 and 2005, rates on liabilities however, increased at a much faster pace than rates on interest-earning assets. Interest expense increased by $6.2 million in 2005 and $528 thousand in 2004.

During 2005, our interest margin decreased 82 basis points to 4.46% from 5.28% in 2004. This 82 basis point decrease in net interest margin is largely attributable to the shift in the mix of our liabilities from lower rate core deposits to higher rate time deposits and long term borrowings. This shift in funding sources is a result of selling a low cost funding source of $88 million in deposits in connection with the sale of seven financial centers in late 2004 and replacing it with higher cost funding. The other significant contributors to the decrease in margin were rising market interest rates and loans re-pricing at a much slower pace than the liabilities that funded them. During 2004 our interest margin decreased by 63 basis points to 5.28% from 5.91% . A portion of this was due to the bank discontinuing small loan originations in 2003. Also, loans that re-priced in 2004 typically re-priced at lower rates.

Interest earned on federal funds sold and interest bearing deposits increased by $386 thousand over the prior year. The most significant reason for this increase was additional volume which increased from an average volume of $2.2 million to $12.4 million, generating an additional $266 thousand in additional interest income. The yield on federal funds sold increased from 1.08% to 3.32%, generating an additional $120 thousand in interest income.

Interest earned on investments decreased by $270 thousand over the prior year. The most significant reason for this decrease was a reduction in volume which went from $78.9 million to $71.8 million causing a decrease in income of $281 thousand. The majority of this decrease in volume is due to $14.7 million principal payments and other investment maturities. The yield on investments increased from 4.05% to 4.08% providing $11 thousand in interest income.

The largest component of interest income is interest earned on the Bank's loan portfolio. Total interest income earned from loans in 2005 increased by $9.4 million, the net effect of an increase of $7.5 million due to an increase in the average volume of loans during the year, as well as an increase in the average yield on loans of $1.9 million. The average yield on loans increased from 7.25% in 2004 to 7.72% in 2005. The increase in interest yield is due primarily to the segment of variable rate loans carried by the Bank tied to a variety of indices affected by the numerous changes in Prime rate that occurred in 2005. The loan rates increased but lagged in comparison to the increase in deposit rates.

Interest expense on deposits in 2005 increased 86.9% or $3.5 million from 2004. The increase is largely due to the increase in volume and rate of interest paid on time deposits in particular. The average rate increased on time deposits to 3.28% in 2005 from 2.25% in 2004 which resulted in an increase of $1.3 million in time deposit interest expense. The average year-to-date volume of time deposits increased $53.8 million from the average year-to-date 2004 balance causing an increase in interest expense of $1.5 million. Interest expense on other borrowings increased $2.7 million. The increase in average interest rate to 3.90% from 2.69% cost $1.4 million in interest expense including junior subordinated debentures which were tied to LIBOR and increased from a weighted average rate of 6.08% in 2004 to 7.66% in 2005. The increase in borrowing volume in 2005 to an average balance of $136.8 million from $97.4 million in 2004 accounted for $1.3 million of the $2.7 million interest expense increase. Short term borrowings decreased $35.3 million or 29% while long term borrowings increased $32.1 million or 93% in 2005. The increase in borrowings is primarily due to the divestiture of branches in 2004 as well as continued loan volume growth.

Over the two year period of 2004 and 2005, market rates moved up 300 basis points and the Bank's net interest margin declined significantly from 5.91% to 4.46% . Management believes the interest margin level is reasonable, but the Bank is focused on increasing the net interest margin and at a minimum maintaining the existing margin. If rates continue to rise, the margin will be under pressure to decline.

An analysis of the change in net interest income is as follows (dollars in thousands):
	2005 compared to 2004			2004 compared to 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans	$7,535	$1,900	$9,435	$2,241	(2,801)	$(560)
Federal funds sold and deposits in banks	266	120	386	(53)	9	(44)
Investment securities	(281)	11	(270)	1,015	61	1,076

Total interest income	7,520	2,031	9,551	3,203	(2,731)	472

Interest paid on:
Savings, NOW and MMA	$(78)	$756	$678	(155)	(44)	(199)
Time deposits	1,504	1,347	2,851	562	165	727
Other borrowings	1,290	1,418	2,708	(1,140)	84	(1,056)

Total Interest expense	2,716	3,521	6,237	(733)	205	(528)

Net interest spread	$4,804	$(1,490)	$3,314	$2,470	$(2,526)	$(56)

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

		2005			2004			2003
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average Average		Income	Average
Assets	Balance	(Expense)	Rates	Balance (Expense) Rates			Balance (Expense)		Rates
Earning Assets:

Loans(1)	$492,506	$38,043	7.72%	$394,611	$28,608	7.25%	$364,745	$29,168	8.00%
Federal funds sold and
interest bearing
deposits in banks	12,357	410	3.32%	2,220	24	1.08%	7,223	68	0.94%
Investment securities	71,765	2,926	4.08%	78,870	3,196	4.05%	54,046	2,120	3.92%

Total earning assets and
interest income	576,628	41,379	7.19%	475,701	31,828	6.69%	426,014	31,356	7.36%
Other Assets:
Cash and due from
banks	16,611			19,613			24,432
Bank premises and
equipment	15,458			12,198			11,650
Other assets	25,542			28,875			28,912
Allowance for credit	(7,631)			(7,506)			(8,160)
losses
Total Assets	$626,608			$528,881			$482,848

Liabilities and
Shareholders' Equity
Interest bearing
liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$177,577	$(2,355)	1.33%	$185,880	$(1,677)	.90%	$168,616	$(1,478)	0.88%
Time deposits	159,788	(5,237)	3.28%	105,940	(2,386)	2.25%	130,894	(3,113)	2.38%

Total interest bearing
deposits	337,365	(7,592)	2.25%	291,820	(4,063)	1.39%	299,510	(4,591)	1.53%
Other borrowings	136,780	(5,340)	3.90%	97,373	(2,631)	2.69%	54,746	(1,575)	2.88%

Total interest bearing
liabilities and interest	474,145	(12,932)	2.73%	389,193	(6,694)	1.72%	354,256	(6,166)	1.74%

expense
Non-interest bearing
deposits	83,670			85,690			75,953
Other liabilities	5,681			2,767			5,932
Shareholders' equity	63,112			51,231			46,707

Total liabilities,
shareholders' equity
and net interest	$626,608	$28,447		$528,881	$25,134		$482,848	$25,190
income
Net interest income as a
percentage of
average of earnings
assets:
Interest Income		7.19%			6.69%				7.36%
Interest Expense		2.73%			1.41%				1.45%

Net Interest Income		4.46%			5.28%				5.91%

_______________________
(1) For purposes of these computations, non-accrual loans are included in the average loan balance outstanding. Loan fees and late charges of $2.3, $1.5, and $1 million, are included in interest income in 2005, 2004, and 2003, respectively.

Non-Interest Income

Total non-interest income decreased $5.4 million in 2005 to $8.2 million, a decrease of 39.5% from 2004. This decrease is primarily due to the inclusion of a one-time $5.4 million gain on the sale of seven financial centers in 2004. Excluding the onetime gain, non-interest income was $8.2 million in 2004. Non-interest income includes service charges on deposit accounts, origination fees and gains on sale of loans, earnings on bank-owned life insurance, equity fees generated by Venture Wealth, small loan miscellaneous income, and gains on the sale of foreclosed real estate. Service charges on deposit accounts decreased in 2005 by $234 thousand or 6% over 2004 largely due to the divestiture of seven financial centers in late 2004. Service charges on deposit accounts increased in 2004 by $135 thousand over 2003 due to increases in fees. Service charges on deposit accounts increased in 2003 by $536 thousand, or 17% over 2002 due to the acquisition of Harbor Bank which brought over an increased number of deposit accounts. Origination fees and gains on sale of loans increased $309 thousand or 23% from 2004 to 2005 and decreased by $2.1 million or 61% from 2003 to 2004 as market interest rates began to increase in 2004 and a high volume loan producer left the Bank. Other operating income decreased $5.4 million or 64% over 2004 primarily due to the 2004 one time gain on sale from the divestiture of seven branches. Other operating income in 2004 increased $2.9 million or 53% over 2003 again due to the gain on the sale of branches.

Non-Interest Expense

Total non-interest expense in 2005 increased 8% or $1.7 million over 2004 and amounted to $22.8 million. Total non-interest expense in 2004 decreased 5% over 2003 and amounted to $21.1 million. Salaries and benefits, the largest component of non-interest expense, in 2005 increased $1.4 million or 13% over 2004 due largely to the expansion of mortgage loan originators and commission income paid and the effect of the additional employees from Redmond National Bank. Salaries and benefits in 2004 decreased $1.3 million or 11% over 2003. This decrease is due to a reduction in mortgage commissions and a reduction in salary expense associated with the branch divestiture. Occupancy costs and equipment expenses increased $293 thousand or 8% in 2005 due primarily to the continued financial center facility branding and remodeling and the opening of two new financial centers. Occupancy costs and equipment expenses increased $87 thousand or 3% in 2004. Other expenses in 2005 increased $11 thousand over 2004 and in 2004 other expenses increased $142 thousand, or 2% over 2003. The increase of other expenses in 2004 is due to a $329 thousand write down on foreclosed property. In 2003, other expenses decreased from 2002 by $468 thousand or 7% primarily attributed to a reduction in tax expense from a state business tax refund. The impact of the refund in 2003 was reduced by $550 thousand which was spent on the re-branding effort.

Liquidity and Financial Condition

The Company primarily depends on cash dividends from the Bank to fund interest payments on its junior subordinated debentures, cash dividends to shareholders, and other holding company expenses.

In June 2002 and April 2003, the Company raised $13 million (VFG Capital Trust I) and $6 million (VFG Capital Trust II), respectively through its participation in pooled Junior Subordinated Debentures offerings. The floating rate Junior Subordinated Debentures issued by VFG Capital Trust I accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.65% per annum on the outstanding balance. The stated maturity date of this offering is July 2032. The floating rate Junior Subordinated Debentures issued by VFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.25% per annum on the outstanding balance. The stated maturity date of this offering is October 2033. The majority of these funds were utilized for the purchase of Harbor Bank in 2002 and to repurchase Company stock. In December 2003, Washington Commercial Bancorp raised $3 million (Washington Commercial Statutory Trust I) through its participation in pooled Junior Subordinated Debentures offering. The floating rate Junior Subordinated Debentures issued by Washington Commercial Statutory Trust I accrue interest at a variable rate of interest, calculated quarterly at LIBOR plus 2.85% per annum on the outstanding balance. The stated maturity date of this offering is December 2033. This Junior Subordinated Debenture was acquired by Venture Financial Group upon the merger with Washington Commercial Bancorp.

Liquidity management at the Bank involves meeting cash flow requirements of customers who may be either depositors withdrawing funds or borrowers advancing on their credit lines. Liquidity to meet these demands is generated from internal and external sources. Internal sources include assets that can be converted to cash with little or no risk of loss such as overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, which are the principal source of asset liquidity. At December 31, 2005, cash, deposits in banks, interest-bearing deposits in banks, federal funds sold and securities available for sale totaled $85.2 million. At December 31, 2004, cash, deposits in banks, interest-bearing deposits in banks, and securities available for sale totaled $87.2 million. External sources refer to the ability to attract new liabilities and capital, including increasing savings and demand deposits, federal funds purchased, and the issuance of capital and debt securities. At December 31, 2005, overnight and federal funds lines of credit totaled $36.1 million. These credit lines were accessed as a source of funding during 2005 and had a zero balance at December 31, 2005

The Bank's primary sources of funds are customer deposits, repurchase agreements with customers and other correspondent banks, online and brokered time deposits, maturities of investment securities, loan sales, loan participations, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), the use of the Federal Funds markets, and long-term borrowings. At December 31, 2005, the Bank's short-term borrowings totaled $68.5 million, including $65 million at the Federal Home Loan Bank.

Total deposits were $514 million at December 31, 2005, up from $326.7 million at December 31, 2004. As discussed previously, $86.7 million of this increase is attributed to the merger with Redmond National Bank and the Bank acquired the remaining $100 million through increased core deposits, online deposits, and brokered deposits. The Bank has attempted to attract deposits in its market areas through competitive pricing and delivery of quality products as well as opening branches in new markets such as south King County and Lakewood.

Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

Management believes the Bank's liquidity position at December 31, 2005, was adequate to meet its short-term funding requirements.

Management expects to continue to rely on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of Junior Subordinated Debentures if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or re-pricing intervals of assets. The sources of such funds will include Federal Funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB and other financial institutions.

Investments

In 2005 the Company's securities available for sale and securities held to maturity decreased $12.4 million to $60.9 million available for sale and $0 held to maturity.. This decrease is due to the principal payments on mortgage-backed securities totaling $13 million, securities maturing and called totaling $1.6 million, offset by the acquisition of Redmond National Bank's investments totaling $1.9 million. Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. The recorded amounts of securities and their fair value at December 31 are found in Note 4-Securities, in the notes to the Company's consolidated financial statements.

The stated maturities and weighted average yield of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities

	Amortized	Fair	Weighted	Amortized	Fair	Weighted
	Cost	Value	Average Yield	Cost	Value	Average Yield

Due in one year or less	$ - -	$ - -	- -%	$7,716	$7,637	5.06%
Due after one year through five years	- -	- -	- -%	5,528	5,568	4.31%
Due after five years through ten years	- -	- -	- -%	1,390	1,403	5.15%
Due after ten years	- -	- -	- -%	--	--	--%
No maturity investment				3,293	3,216	3.86%
Mortgage backed securities				43,941	43,087	4.53%
	$ - -	$ - -		$61,868	$60,911
Weighted average yield is reported on tax-equivalent basis.

There was no gross realized gain or loss on sales of securities available for sale in 2005, a gross realized gain of $3 thousand and a gross realized loss of $24 thousand on sales of securities available for sale in 2004, and no gains or losses in 2003.

Loans

Total loans excluding loans held for sale increased by $167.1 million to $596.6 million in 2005. The composition of the loan portfolio was as follows at December 31 (dollars in thousands):

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$74,921	12.6%	$58,556	13.6%	$52,515	14.4%	$64,716	17.9%	$ 40,870	14.2%
Real estate
construction	187,514	31.4%	101,509	23.7%	79,788	22.0%	70,385	19.4%	50,798	17.6%
Real estate
Commercial	326,061	54.6%	260,362	60.6%	221,086	60.8%	207,346	57.3%	185,012	64.1%
Consumer	8,140	1.4%	5,275	1.2%	6,946	1.9%	10,718	3.0%	4,732	1.6%
Small loans	--	-%	3,821.9%		3,158.9%		8,967	2.4%	7,289	2.5%

Total	$596,636	100.0%	$429,523	100.0%	$363,493	100.0%	$362,132	100.0%	$288,701	100.0%

The Bank's loan portfolio is concentrated in real estate secured loans which include real estate construction loans and real estate mortgage loans. Real estate mortgage loans primarily consist of commercial loans secured by real estate. Balances include deferred loan fees. Real estate markets and conditions are discussed monthly at the Board Loan Committee. Additionally, reports are provided to the Board showing the Bank's concentration in real estate lending broken out by industry and property type.

The following table shows the maturity analysis of commercial, real estate construction, and real estate mortgage loans outstanding as of December 31, 2005 (dollars in thousands):

	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total

Commercial	$49,778	$20,104	$4,751	$74,633
Real estate construction	184,659	4,083	0	188,742
Real estate mortgage	100,593	172,483	53,736	326,812

Total	$335,030	$196,670	$58,487	$590,187

Of the loans maturing after one year, $15.2 million has predetermined or fixed interest rates and $240 million have floating or adjustable interest rates.

Asset Quality

Non-performing assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets. Total non-performing assets amounted to $2.7 million at December 31, 2005, a decrease of $3.1 million or 53% from December 31, 2004. Non-accrual loans decreased $894 thousand during 2005 from the December 31, 2004 balance of $3.1 million. Loans 90 days past due and still accruing interest decreased $1.9 million during 2005 from a balance of $2 million. Foreclosed real estate decreased $244 thousand or 34% in 2005 to $474 thousand. Management believes that any anticipated loan losses have been adequately reserved for in the allowance for credit losses.

Loans will be placed on non-accrual using the following guidelines: (1) a loan will be placed on non-accrual when collection of all principal or all interest is deemed unlikely; and (2) a loan will automatically be placed on non-accrual when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of being collected. Placing a loan on non-accrual does not diminish the validity of the Company's claims against the borrower.

Non-performing assets were as follows at December 31 (dollars in thousands):
	2005	2004	2003	2002	2001

Non-accrual loans	$2,187	$3,081	$2,204	$6,543	$1,830
Accruing loans past due 90 days or more	41	2,004	2	1,278	284
Foreclosed real estate	474	718	1,996	4,899	4,387
Other assets	0	6	3	55	7

Total	$2,702	$5,809	$4,205	$12,775	$6,508

Gross interest income of $70 thousand would have been recorded in 2005 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for on a portion of 2005. Interest income on these loans was not included in net income in 2005.

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for credit losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC which can order the establishment of additional loss allowances.

The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowance for credit losses at the dates indicated, were as follows:

	At December 31,

	2005	2004	2003

		(In thousands)

Doubtful	$325	$802	$ 707
Substandard	3,475	10,026	6,187
Special mention	14,145	17,178	11,820
Allowance for credit losses	8,434	7,189	7,589

The Bank's classified and Special Mention assets decreased $10.1 million or 36% from December 31, 2004 to December 31, 2005. Of the 2005 decrease; $3 million or 18% was in the Special Mention category, $6.6 million or 65% was in the Substandard category, $477 thousand or 59% was in the Doubtful category.

Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses, is not corrected there is the distinct possibility that some loss will be sustained. FDIC guidelines required the Bank to classify its small loan portfolio substandard; at December 31, 2004 this portfolio totaled $3.8 million while at December 31, 2005 the bank no longer had a small loan portfolio. In addition two other larger credits that had been previously classified substandard were removed from the Bank's classified asset listing as their ability to repay the debt became more certain.

Special mention loans are defined as those credits deemed by management to have potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. There were five relationships identified as Special Mention as of December 31, 2005 aggregating $7.6 million, or 54% of the total Special Mention category, with no other concentrations. The largest credit is one relationship for $2 million secured by a first mortgage on commercial property in King County, Washington. Management believes none of these relationships will result in a loss for the Bank. Each of these loans is current and paying in accordance with the required loan terms.

We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower's financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.

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

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is determined based on management's judgment. Management conducts a full review of the allowance on a regular basis, including:

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

Grading the Bank's loan portfolio begins at the loan officer level, and requires clear definitions of what goes into assigning a specific grade, with the understanding of those definitions by Bank management and the Board. Bank policy requires each loan officer to grade all loans in their assigned portfolio, beginning at loan inception, and annually thereafter when financial statements are received. Grading changes may also occur as new facts are brought to light, i.e. delinquencies, losses, deterioration of collateral, etc. This insures timely and accurate portfolio quality information for management. Grades range from "Excellent" loans graded a "1" and "Loss" loans graded a "7".

During a regulatory examination during the fourth quarter of 2004, the Bank's federal regulator, the Federal Deposit Insurance Corporation (FDIC), directed the Bank to charge-off all payday loans that had been outstanding to borrowers for 60 days from the original loan date. The FDIC requested that the Bank charge-off the principal balance of loans meeting the above criteria for the periods of December 31, 2003, September 30, 2004 and December 31, 2004. The Company believes that under generally accepted accounting principles, a total loss of all payday loans outstanding for 60 days from the origination date is not probable and the specific allowance allocated to the payday lending portfolio together with the stop-loss provisions in the marketing and servicing agreement with the Company's payday lending partner is adequate. All actual charge-offs and recoveries for December 31, 2003 and September 30, 2004 have been recognized and run through the allowance for loan losses as of December 31, 2003 and September 30, 2004. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory purposes resulted in a $746 thousand reduction in loan balances with a corresponding reduction in the allowance for loan losses as of December 31, 2003. Additional charge-offs of $1.2 million and recoveries of $501 thousand were also required for regulatory accounting purposes for the year ended December 31, 2004 and additional charge-offs of $311 thousand and recoveries of $35 thousand were required through June 30, 2005, as compared to the financial statements presented under GAAP in this Form 10-K. Beginning July 1, 2005 the above accounting difference no longer existed as the Company exited its relationship with payday lending.

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

Transactions in the allowance for credit losses for the five years ended December 31, 2005 are as follows (dollars in thousands):

	2005	2004	2003	2002	2001

Balance at beginning of year	$7,189	$7,589	$7,947	$4,088	$3,503
Provision for credit losses	753	227	2,329	2,343	1,716
Transfer from acquisition of Harbor Bank, N.A.	- -	- -	- -	3,868	- -
Transfer from acquisition of Redmond National Bank	1,241
Charge offs:
Commercial	(495)	(148)	(668)	(580)	(60)
Real Estate Mortgage and Construction	(12)	(536)	(516)	(84)	- -
Small Loans	(888)	(1,165)	(1,882)	(2,398)	(2,051)
Consumer	(188)	(213)	(824)	(212)	(36)

	(1,583)	(2,062)	(3,890)	(3,274)	(2,147)

Recoveries:
Commercial	79	263	123	45	12
Real Estate Mortgage and Construction	25	318	53	2	8
Small Loans	646	737	935	862	983
Consumer	84	117	92	13	13

	834	1,435	1,203	922	1,016

Net charge-offs	(749)	(627)	(2,687)	(2,352)	(1,131)
Balance at end of year	$8,434	$7,189	$7,589	$7,947	$4,088
Ratio of net charge-offs to average loans outstanding	.15%	.16%	.74%	.75%	.41%

In 2005, the Bank charged off $888 thousand in small loans, and recovered $646 thousand. The net charge-offs as a percent of total small loan advances for 2005 was 0.77% .

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114". The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. The following table summarizes the Bank's impaired loans at December 31 (dollars in thousands):

	2005	2004	2003	2002	2001
Total Impaired Loans	$2,187	$3,081	$2,204	$6,543	$1,830
Total Impaired Loans with Valuation
Allowance	$279	$2,175	$1,938	$5,795	$928
Allocation of Allowance for Credit Losses	$211	$530	$869	$908	$528

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

In the following table, the allowance for credit losses at December 31, 2005, 2004, 2003, 2002 and 2001 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations (dollars in thousands):

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$2,699	32.0%	$2,719	13.6%	$3,036	14.4%	$3,705	17.9%	$1,581	14.2%
Real Estate(1)	5,630	66.8%	3,987	84.3%	4,002	82.8%	3,523	76.7%	2,132	81.7%
Consumer	105	1.2%	83	1.2%	310	1.9%	301	3.0%	31	1.6%
Small Loans	0	0%	400	0.9%	241	0.9%	418	2.4%	344	2.5%

Total	$8,434	100.0%	$7,189	100.0%	$7,589	100.0%	$7,947	100.0%	$4,088	100.0%

(1) Real estate includes real estate mortgage and real estate construction.

Deposits

Total deposits increased by $187.3 million, or 57.3% to $514 million from 2004. Deposits attributed to the acquisition of Redmond National Bank in 2005 were $86.9 million. In 2005 non-interest checking increased 37% or $26.9 million, Negotiable Order of Withdrawal (NOW), savings and Money Market Deposit Accounts (MMDA) which are interest-bearing deposits increased 25% or $38.3 million, and interest bearing time deposits increased 118% or $122.1 million. The $88 million in deposits transferred due to the branch divestiture in 2004 was partially offset by increased deposits of $32.5 million in the remaining fourteen branches.

The Bank's average deposits for the years ended December 31 are summarized as follows (dollars in thousands):

		2005			2004			2003
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amount	%	Rate	Amount	%	Rate	Amount	%	Rate

Non-interest checking	$83,670	19.9	- -	$85,690	22.7	- -	$75,953	20.2	- -
Interest bearing demand	152,539	36.2	1.48%	153,793	40.7	1.11%	136,073	36.2	.96%
Savings Accounts	25,038	5.9	0.51%	32,087	8.5	0.51%	32,543	8.7	.53%
Other time deposits	159,788	38.0	3.72%	105,940	28.1	2.50%	130,894	34.9	2.38%

Total	$421,035	100.0		$377,510	100.0		$375,463	100.0

Time deposits outstanding at December 31, 2005 are scheduled to mature as follows (dollars in thousands):

	Under	$100,000
	$100,000	and over	Total

0-90 days	$ 25,332	$23,196	$48,528
91-180 days	20,644	18,623	39,267
181-365 days	40,347	44,184	84,531
Over 1 year	22,318	30,804	53,122
	$108,641	$116,807	$225,448

Capital Resources

Consolidated capital of VFG increased $18.3 million during 2005 to $76.2 million. The purchase of Washington Commercial Bancorp provided the largest increase to capital of $13.4 million. Net earnings of $9 million also increased capital while exercising of stock options provided $1.7 million. In 2005, decreases to capital were $2.5 million in stock repurchased by the Company and cash dividends totaling $0.28 per share, or $1.9 million. Cash dividends totaling $0.20 per share were paid in 2004 and $0.16 in 2003.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At December 31, 2005, the Company's leverage ratio was 12.01%, compared to 12.94% at year-end 2004. For regulatory purposes, any goodwill and other intangible assets are treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At December 31, 2005, the Tier I risk based capital ratio was 9.37%, and total risk based capital was 10.46% . The similar ratios at December 31, 2004 were a Tier I risk based capital ratio of 12.24% and a total risk based capital ratio of 13.49% . For additional information, see "Item 1-Business-Supervision and Regulation-Capital Adequacy".

Borrowings

Information concerning short-term borrowings is summarized as follows (dollars in thousands):

	2005	2004	2003
Average balance during the year	$75,253	$61,588	$23,443
Average interest rate during the year	3.4%	1.6%	1.1%
Maximum month-end balance during the year	$115,104	$123,128	$34,394
Weighted average rate at December 31	3.4%	2.2%	.9%
Balance at end of year	$87,798	$123,128	$34,394

Short-term borrowings represent demand notes from the U.S. Treasury, two repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, normally maturing within one year.

Long-term borrowings include junior subordinated debentures, term advances from the FHLB, and one repurchase agreement with Citigroup.

The following table shows the long-term borrowing and contractual obligations as of December 31, 2005 (dollars in thousands):

		Payments Due by Period
		After One
	Less than	But Within	After Three	More Than
	One Year	Three	But Within	Five
Contractual Obligations		Years	Five Years	Years	Total

Demand Note issued to US Treasury	$3,489				$3,489
Citigroup Repurchase Agreements	$5,000	$14,000	$ - -	$ - -	$19,000
FHLB Term Advances	$65,000	$30,000	- -	- -	$95,000
Overnight repurchase agreements
with customers	$14,309	- -	- -	- -	$14,309
Junior Subordinated Debentures	- -	- -	- -	$22,682	$22,682
Premise Leases	$846	$1,396	$1,534	$804	$4,580

Total Contractual Obligations	$88,644	$45,396	$1,534	$23,486	$159,060

Off-Balance Sheet Arrangements

Information concerning Off-Balance Sheet Arrangements is found in Note 12 - Commitments and Contingent Liabilities, in the Companies consolidated financial statements.

Supplementary Quarterly Data (Unaudited)
(dollars in thousands, except per share
amounts)				Quarter Ended
	Dec	Sept	June	March	Dec	Sept	June March
	2005	2005	2005	2005	2004	2004	2004	2004
Interest income	$12,683	$10,419	$9,491	$8,786	$8,545	$8,159	$7,563	$7,561
Interest expense	(4,347)	(3,439)	(2,823)	(2,323)	(2,025)	(1,650)	(1,522)	(1,497)
Net interest income	8,336	6,980	6,668	6,463	6,520	6,509	6,041	6,064

Provision for credit losses	(39)	(161)	(338)	(215)	330	(282)	(143)	(132)
Non-interest income	1,977	2,180	2,003	2,050	7,679	2,106	1,988	1,796
Non-interest expense	(6,248)	(5,831)	(5,390)	(5,331)	(5,687)	(5,342)	(5,123)	(4,926)
Income taxes	(1,367)	(868)	(907)	(934)	(3,050)	(804)	(873)	(894)

Net income	$2,659	$2,300	$2,036	$2,033	$5,792	$2,187	$1,890	$1,908

Basic earnings per share	$.37	$.34	$.31	$.31	$.89	$.34	$.29	$.30
Diluted earnings per share	$.36	$.33	$.31	$.30	$.86	$.33	$.28	$.28

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

Interest Rate Gap Analysis
December 31, 2005
		After One
	Within	But Within	After
(dollars in thousands)	One Year	Five Years	Five Years	Total
Loans	$335,483	$196,265	$64,888	$596,636
Securities:
Available for sale	7,637	5,568	44,490	57,695
Held to maturity	- -	- -	- -	- -
Federal Funds Sold	6,230	- -	- -	6,230
Interest bearing deposits with banks	1,308	- -	- -	1,308
Total Earning Assets	$350,658	$201,833	$109,378	$661,869

Deposits:
Savings, NOW and money market	$189,419	$ - -	$ - -	$189,419
Time deposits	172,009	53,439	- -	225,448
Short-term borrowings and repurchase agreements	87,798	- -	- -	87,798
Federal Funds Purchased	- -	- -	- -	- -
Long-term debt and junior subordinated debentures	- -	44,000	22,682	66,682

Total Interest Bearing Liabilities	$449,226	$97,439	$22,682	$569,347

Net Interest Rate Sensitivity Gap	($98,568)	$104,394	$86,696	$92,522
Cumulative Interest Rate Sensitivity Gap	($98,568)	$5,826	$92,522
Cumulative Gap as a Percent of Earning Assets	(-14.9%)	0.88%	13.9%

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Venture Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Venture Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venture Financial Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

See accompanying notes.	30

	VENTURE FINANCIAL GROUP, INC.
	CONSOLIDATED BALANCE SHEET
		(dollars in thousands)

ASSETS

	DECEMBER 31,

	2005	2004

Cash and due from banks	$16,791	$13,796
Interest bearing deposits in other banks	1,308	65
Federal funds sold	6,230	-
Securities available-for-sale	60,911	73,291
Investment in trusts	682	589
Federal Home Loan Bank stock, at cost	4,490	3,930
Loans held-for-sale	5,699	3,118

Loans	596,636	429,523
Allowance for credit losses	(8,434)	(7,189)

Net loans	588,202	422,334

Premises and equipment, net of accumulated depreciation	19,034	11,729
Foreclosed real estate	474	718
Accrued interest receivable	3,117	2,084
Cash surrender value of bank owned life insurance	16,655	13,431
Goodwill	25,257	8,961
Other intangible assets	1,251	526
Other assets	2,692	1,644

Total assets	$752,793	$556,216

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand deposits and non-interest bearing	$99,161	$72,250
Savings and interest bearing demand	189,419	151,153
Time certificates of deposit	225,448	103,318

Total deposits	514,028	326,721

Federal funds purchased	-	5,575
Securities sold under agreement to repurchase	33,309	38,965
Short-term borrowings	68,489	89,163
Accrued interest payable	1,288	620
Long-term debt	30,000	10,000
Junior subordinated debentures	22,682	19,589
Other liabilities	6,843	7,743

Total liabilities	676,639	498,376

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares
issued and outstanding: 2005 - 7,218,152; 2004 - 6,527,507	5,991	5,418
Additional paid-in capital	30,914	18,473
Retained earnings	40,879	33,706
Unearned employee stock award	(104)	-
Advance to KSOP	(493)	-
Accumulated other comprehensive income (loss)	(1,033)	243

Total shareholders' equity	76,154	57,840

Total liabilities and shareholders' equity	$752,793	$556,216

See accompanying notes.	31

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF INCOME
(dollars in thousands, except per share data)

	YEAR ENDED DECEMBER 31,

	2005	2004	2003

INTEREST INCOME
Loans	$38,043	$28,608	$29,168
Federal funds sold and deposits in banks	410	24	68
Investment securities
Taxable	2,663	2,905	1,811
Non-taxable	263	291	309

Total interest income	41,379	31,828	31,356

INTEREST EXPENSE
Deposits	7,592	4,063	4,591
Federal funds purchased	35	-	-
Short-term repurchase agreements and borrowings	469	994	250
Long-term repurchase agreements and debt	4,836	1,637	1,325

Total interest expense	12,932	6,694	6,166

Net interest income	28,447	25,134	25,190

PROVISION FOR CREDIT LOSSES	753	227	2,329

Net interest income after provision for credit losses	27,694	24,907	22,861

NON-INTEREST INCOME
Service charges on deposit accounts	3,569	3,803	3,668
Origination fees and gain on sales of loans	1,634	1,325	3,380
Gain on branch divestiture	-	5,462	-
Other operating income	3,007	2,979	5,512

Total non-interest income	8,210	13,569	12,560

NON-INTEREST EXPENSES
Salaries and employee benefits	12,093	10,675	12,018
Occupancy	1,907	1,627	1,552
Equipment	1,847	1,834	1,822
Amortization of intangible assets	155	110	111
Other	6,798	6,832	6,689

Total non-interest expenses	22,800	21,078	22,192

Income before provision for income taxes	13,104	17,398	13,229

PROVISION FOR INCOME TAXES	4,076	5,621	4,173

NET INCOME	$ 9,028	$11,777	$ 9,056

EARNINGS PER SHARE
Basic	$ 1.33	$ 1.82	$ 1.38
Diluted	1.30	1.77	1.32

See accompanying notes.	32

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated	Unearned
	Shares of		Additional		Other	Employee	Advance
	Common	Common	Paid-in	Retained	Comprehensive	Stock	to
	Stock	Stock	Capital	Earnings	Income (Loss)	Award	KSOP	Total

Balance, December 31, 2002	4,389,236	$5,487	$22,943	$ 15,246	$533			$44,209

Comprehensive income
Net income				9,056				9,056
Other comprehensive income, net of tax
Change in fair value of securities
available-for-sale net of tax (benefit)
of ($207)					(403)			(403)

Comprehensive income								8,653

Stock options exercised	173,898	217	1,391					1,608
Stock repurchased	(246,971)	(309)	(4,519)					(4,828)
Cash dividends paid ($.16 per share)				(1,048)				(1,048)
Income tax benefit from exercise of stock
options			79					79

Balance, December 31, 2003	4,316,163	$5,395	$19,894	$ 23,254	$130			$48,673

Comprehensive income
Net income				11,777				11,777
Other comprehensive loss, net of tax
Change in fair value of securities
available-for-sale net of tax $57					113			113

Comprehensive income								11,890

3 for 2 stock split	2,154,212
Stock options exercised	228,775	209	1,255					1,464
Stock repurchased	(171,643)	(186)	(2,821)					(3,007)

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)
(dollars in thousands)

					Accumulated	Unearned
	Shares of		Additional		Other	Employee	Advance
	Common	Common	Paid-in	Retained	Comprehensive	Stock	to
	Stock	Stock	Capital	Earnings	Income (Loss)	Award	KSOP	Total

Cash dividends paid ($.20 per share)				(1,325)				(1,325)
Income tax benefit from exercise of stock			145					145
options

Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	$243			$57,840
Comprehensive income
Net income				9,028				9,028
Other comprehensive income, net of tax
Change in fair value of securities
available-for-sale net of tax (benefit)
of ($251)					(894)			(894)
Minimum pension liability adjustment,
net of tax (benefit) of ($205)					(382)			(382)

Comprehensive income								7,752

WCB Acquisition	574,559	477	12,962					13,439
WAM Acquisition	1,612	1	32					33
Stock options exercised	232,041	193	1,520					1,713
Unearned Employee Stock Award	5,000	4	100			(104)		-
Stock repurchased	(122,567)	(102)	(2,353)					(2,455)
Cash dividends paid ($.28 per share)				(1,855)				(1,855)
Advance to KSOP							(493)	(493)
Income tax benefit from exercise of stock
options			180					180

Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879	$(1,033)	$(104)	$(493)	$76,154

See accompanying notes.	34

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)
(dollars in thousands)

	Years Ended December 31,
Comprehensive Income	2005	2004		2003

Net income	$9,028	$ 11,777		$9,056
Increase in unrealized gains (losses) on
securities available for sale, net of tax
expense
(benefit) of $(251), $64, $(57)	(894)	127		(403)
Less minimum pension liability adjustment net
of tax expense (benefit) $(205)	(382)
Less reclassification adjustment for gains
included in net income, net of tax expense
(benefit) of $(7)	-	(14)	-

Comprehensive Income	$7,752	$ 11,890		$8,653

See accompanying notes.	35

VENTURE FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS
(dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,028	$ 11,777	$ 9,056
Adjustments to reconcile net income to net cash
from operating activities
Provision for credit losses	753	227	2,329
Depreciation and amortization	1,608	1,559	1,479
Deferred income taxes (benefit)	(197)	(1,120)	(500)
Stock dividends received	(120)	(130)	(279)
Amortization of other intangible assets	155	110	111
Origination of loans held-for-sale	(59,583)	(40,910)	(133,358)
Proceeds from sales of loans held-for-sale	58,636	43,255	140,032
Origination fees and gain on sale of loans	(1,634)	(1,325)	(3,380)
Increase in cash value of life insurance	(403)	(318)	(470)
Gain on sales of foreclosed real estate	(300)	-	(2,373)
Increase in minimum employee pension liability	(382)	-	-
(Increase) decrease in accrued interest receivable	(1,033)	(260)	60
Increase (decrease) in accrued interest payable	668	446	(141)
Other, net	7,145	5,990	2,215

Net cash from operating activities	14,341	19,301	14,781

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(9,553)	-	-
Net (increase) decrease in interest bearing deposits in banks	(1,243)	148	(137)
Net (increase) decrease in federal funds sold	(6,230)	5,530	1,470
Activity in securities available-for-sale
Maturities, prepayments and calls	14,680	26,586	16,318
Purchases	(3,896)	(15,005)	(68,480)
Activity in securities held-to-maturity
Maturities, prepayments and calls	-	504	-
Purchase of FHLB stock	(560)	(2,746)	-
Net increase in loans	(168,917)	(67,045)	(6,414)
Purchase of life insurance policies	(2,821)	-	(3,780)
Proceeds from sales of foreclosed assets	690	730	7,556
Proceeds from sales of premises and equipment	7	3,451	-
Additions to premises and equipment	(8,941)	(4,645)	(2,826)

Net cash from investing activities	(186,784)	(52,492)	(56,293)

See accompanying notes.	36

VENTURE FINANCIAL GROUP, INC.
STATEMENT OF CASH FLOWS (continued)
 (dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	187,307	(55,502)	(1,984)
Net increase (decrease) in federal funds purchased	(5,575)	5,575	-
Net increase (decrease) in short-term repurchase agreements
and borrowings	(5,656)	38,965	32,667
Net increase (decrease) in short term-borrowings	(20,674)	54,769	(1,820)
Proceeds from exercise of stock options	1,746	1,464	1,608
Proceeds from long-term repurchase agreements and debt	37,093	-	6,000
Repayment of long-term repurchase agreements and debt	(14,000)	(13,000)	(1,000)
Repurchase of common stock	(2,455)	(3,007)	(4,828)
Increase in advance to employee retirement plan	(493)	-	-
Cash dividends paid on common stock	(1,855)	(1,325)	(1,048)

Net cash from financing activities	175,438	27,939	29,595

NET INCREASE IN CASH AND DUE FROM BANKS	2,995	(5,252)	(11,917)

CASH AND DUE FROM BANKS
Beginning of year	13,796	19,048	30,965

End of year	$16,791	$13,796	$ 19,048

SUPPLEMENTAL INFORMATION
Cash paid for interest	$12,264	$6,248	$6,307
Cash paid for income taxes	$7,644	$3,785	$4,025

NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$312	$5,966
Deconsolidation of trust preferred securities	$-	$589	$-
Fair value of assets acquired in acquisition	$129,038	$-	$-
Fair value of liabilities assumed in acquisition	$106,046	$-	$-
Issuance of stock in acquisition (Note 2)	$13,439	$-	$-

See accompanying notes.	37

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of operations - Venture Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 17 offices concentrated in and around Thurston, Pierce, Lewis and King Counties. The Company provides loan and deposit services to customers who are predominately small and middle-market businesses and individuals in Western Washington. The Company also provides real estate mortgage lending services through its branch network and the sale of non-deposit investment products through Venture Wealth Management (VWM). The Bank offered small loans (commonly known as "Payday Loans") to customers in Alabama (from November 2000 through July 2003) and Arkansas (from April 2001 through June 2005) through Marketing and Servicing Agreements with Advance America. Advance America acted as the Bank's agent in marketing and collecting these loans.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Venture Bank (the Bank) and the Bank's wholly-owned subsidiary, Venture Wealth Management and excludes the trusts formed to issue trust preferred securities (Note 10). All significant intercompany transactions and balances have been eliminated.

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

Certain prior year amounts have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or retained earnings as previously reported. All dollar amounts, except per share information, are stated in thousands.

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

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Declines in the fair value of individual securities held-to-maturity and available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank stock - The Bank's investment in Federal Home Loan Bank (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB. During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B (1) and B (2) stock. B (1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale and redemption. Class B (2) is not a required investment for institutions and is not restricted to purchase and sale, but has the same redemption restrictions as class B (1) stock. The Bank has all class B (1) stock as of December 31, 2005 and 2004.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, deferred loan origination fees or costs and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding. Interest on small loans is recognized when the loan is repaid by the borrower. The Bank discontinued small loan operations effective June 30, 2005. Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the yield of the related loan using the interest method.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. Losses in the small loan portfolio are limited to a percentage of revenue earned from the portfolio by the Bank's agent as stated in the Marketing and Servicing agreement. The Bank discontinued its small loan operations effective June 30, 2005, all credit losses have been recognized.

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

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets, land is carried at cost. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Gains or losses on dispositions are reflected in earnings.

Goodwill and other intangibles - Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the fourth quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142, "Goodwill and Other Intangible Assets", with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company tested its goodwill and found no impairment during 2005.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2005, intangible assets included on the consolidated balance sheets consist of core deposit intangibles that are amortized under the straight line method over an estimated life of approximately five to seven years. The core deposit premium was acquired in the purchase of Harbor Bank, NA and Redmond National Bank the wholly owned subsidiary of Washington Commercial Bancorp (see Note 2). The core deposit premium is being amortized on the straight-line method over seven years for Harbor Bank and five years for Redmond National Bank.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $155,000, $111,000 and $111,000, respectively. The Company estimates amortization expense for the next five years to be as follows:

Year Ended	Amortization Expense
2006	$287,000
2007	$287,000
2008	$287,000
2009	$258,000
2010	$132,000
TOTAL	$1,251,000

Foreclosed assets - Assets acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer or within a reasonable period thereafter is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the recorded amounts to fair value less estimated costs to dispose are recorded as necessary. Any subsequent reductions in carrying values, and revenue and expense from the operations of properties are charged to operations.

Bank Owned Life Insurance (BOLI) - The carrying amount of bank owned life insurance approximates its fair value, net of any surrender charges. Fair value of bank owned life insurance is estimated using the cash surrender value.

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

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Stock-based compensation - The Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee and director stock arrangements where the grant price is equal to market price. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

The Company has one stock-based employee and director compensation plan. At December 31, 2003, the Company had two stock-based employee and director compensation plans (Note 15). The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2005	2004	2003

Net income, as reported	$9,028	$11,777	$9,056
Less total stock-based compensation
expense determined under fair value
method for all qualifying awards, net of tax	221	203	127

Pro forma net income	$8,807	$11,574	$8,929

Earnings per share
Basic
As reported	$1.33	$1.82	$1.38
Pro forma	$1.30	$1.78	$1.36
Diluted
As reported	$1.30	$1.77	$1.32
Pro forma	$1.27	$1.74	$1.31

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Cash and due from banks, interest-bearing deposits in other banks and federal funds sold - The recorded amounts of cash and due from banks, interest-bearing deposits at other financial institutions, and federal funds sold approximates their fair value.

Securities available-for-sale - Fair values for securities available-for-sale are based on quoted market prices.

Federal Home Loan Bank stock - The carrying value of Federal Home Loan Bank stock approximates its fair value.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal funds purchased, short-term borrowings, and short-term repurchase agreements - The recorded amounts of federal funds purchased and short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings and short-term repurchase agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt, long-term repurchase agreements, and junior subordinated debentures - The fair values of the Company's long-term, fixed rate debt, long-term repurchase agreements, and variable rate junior subordinated debentures are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The recorded amounts of variable rate debt approximate their fair value.

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

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Earnings per share - Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options and restricted stock under the Company's stock incentive plans under the treasury stock method.

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

Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement will be adopted on January 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In addition, the accounting for performance based shares on the balance sheet is modified and will eliminate the unearned compensation line item from equity. This adjustment will not change the total equity balance.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Disposition and Acquisitions

Disposition

The Company sold seven of its financial centers on October 8, 2004. Of the seven financial centers, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. The Company sold $88 million in deposits and $1.8 million in real estate, furniture and fixtures, and recorded a $5.2 million gain on the sale of deposits, and a $200 thousand gain on the sale of real estate, furniture and fixtures. The Company retained all loans originated through the seven financial centers. The Company realized a $3.5 million gain net of tax and previously recorded goodwill with respect to such financial centers.

Acquisitions

Washington Asset Management Tacoma, LLC

On March 1, 2004, Venture Wealth Management (VWM), a wholly owned subsidiary of the Bank was formed. On March 8, 2004, VWM purchased Washington Asset Management Tacoma, LLC (WAM). The purchase was made to expand the breadth of the services offered by VWM. The purchase was accounted for under the purchase method of accounting. The results of operations of VWM have been included in the consolidated financial statements since March 8, 2004.

The purchase price was $200 thousand. $126 thousand was paid in cash at closing and the balance of $74 thousand is scheduled to be paid in three equal annual installments of 1,075 shares per year for a total of 3,225 shares of undiluted common stock of VFG valued at $22.95 ($15.30 as adjusted for subsequent 3 for 2 stock split) per share based on the average sales price for the period of February 1, 2004 through March 7, 2004.

Washington Commercial Bancorp

To expand the Company's market presence in King County, on September 2, 2005 the Company purchased all of the common stock of Washington Commercial Bancorp (WCB), parent company of Redmond National Bank, in an acquisition accounted for under the purchase method of accounting. The results of operations of WCB have been included in the consolidated financial statements since September 2, 2005.

Under the terms of the merger agreement, each shareholder could elect to receive VFG common stock, cash, or a combination of both. Common stock was exchanged at a rate of 2.0739 shares of VFG for every share of WCB stock. Fractional shares were cashed out. Cash per share was paid at a price of $43.43 per share. Outstanding WCB stock options were converted at a rate of 2.0465 shares of VFG stock options for every WCB stock option. Fractional option shares were not converted or rounded.

The fair value of VFG common stock and stock options was derived using an average market price per share of VFG common stock of $19.73, which was based on VFG's average stock price for the month of April 2005, which was the month that the terms of the acquisition were announced.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Disposition and Acquisitions (continued)

The aggregate purchase price was $26 million. The following table summarizes the components of the purchase price:

Purchase Price at Fair Value (in thousands)
Total value of the Company's common stock exchanged	$11,336
Total value of WCB stock options replaced by fully vested VFG stock	$2,103
options (1)

Cash portion of purchase	$12,355
Direct acquisition costs (capitalized and included in Goodwill)	$678
Total estimated purchase price	$26,472

(1)	The estimated fair value of VFG stock options issued as of September 2, 2005 in exchange for the WCB outstanding stock options was calculated using the Black-Scholes option pricing model modified for dividends, with model assumptions estimated as of April, 2005, and a VFG stock price of $19.73.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Disposition & Acquisitions (continued)

The purchase price allocation was based on an estimate of the fair value of assets acquired and liabilities assumed at the acquisition date as summarized in the following table:

Allocation of WCB purchase price (in thousands)

          WCB shareholder equity                                                        $11,690

          Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:

Cash and due from banks	2,802
Securities available-for-sale	1,889
Investments in trusts	93
Federal Home Loan Bank stock, at cost	545
Loans	107,133
Allowance for credit losses	(1,241)
Premises and equipment	2,502
Core deposit intangible	880
Goodwill	16,295
Other assets	942

Total assets acquired	131,840

Total deposits	86,894
Short-term borrowing	14,412
Junior subordinated debentures	3,093
Other liabilities	1,647

Total liabilities	106,046

Estimated fair value of net assets acquired	$ 25,794

Merger related costs	$ 678
Total purchase price	$ 26,472

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Disposition and Acquisitions (continued)

The following unaudited pro forma condensed consolidated financial information represents the results of operation of the Company had the acquisition taken place on January 1, 2004. Unaudited Pro Forma Condensed Consolidated Financial Information

	2005	2004

Net interest income	$31,932	$30,201
Provision for loan losses	1,343	687
Non-interest income	8,342	13,836
Non-interest expense	24,490	24,326
Income before income tax	14,441	19,024

Net income	9,949	12,851

Per common share information
Earnings per share basic	$1.47	$1.83
Earnings per share diluted	$1.44	$1.78
Average common shares issued and outstanding	6,769,481	7,041,221
Average diluted common shares issued and outstanding	6,931,784	7,232,680

The pro forma results presented above include amortization of purchase premiums and discounts of approximately $126 thousand for the year ended December 31, 2005.

Excluded from the pro forma results are the acquisition related expenses of approximately $1.2 million paid by WCB prior to the merger.

Goodwill of approximately $16.3 million and core deposit intangible of approximately $880 thousand were recorded as a result of the acquisition. The goodwill is not being amortized, but is subject to annual impairment tests with the other goodwill recorded in the Company's financial statements. An impairment test was performed by management as of December 31, 2005, and no adjustment to goodwill was necessary. None of the goodwill will be deductible for income tax purposes. The core deposit intangible is being amortized on a straight-line basis over 5 years.

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amount of such balances for the years ended December 31, 2005 and 2004 was $994 thousand and $1.4 million, respectively.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

Securities have been classified according to management's intent. The recorded amounts of securities and their fair value at December 31 were as follows:

				Gross
			Gross	Unrealized
			Unrealized	Losses
		Gross	Losses	Greater
	Amortized	Unrealized	Less Than	Than	Fair
Securities Available-for-Sale	Cost	Gains	12 Months	12 Months	Value

December 31, 2005
U.S. Government and
agency securities	$7,226	$-	$41	$38	$7,147
Corporate securities	2,005	-	41	-	1,964
Mortgage backed securities	43,941	-	-	854	43,087
State and municipal securities	5,403	94	-	-	5,497
Equity securities	3,293	-	77	-	3,216

	$61,868	$94	$159	$892	$60,911

December 31, 2004
U.S. Government and
agency securities	$6,830	$51	$-	$14	$6,867
Corporate securities	3,058	1	16	-	3,043
Mortgage backed securities	54,569	257	5	154	54,667
State and municipal securities	5,294	260	-	-	5,554
Equity securities	3,173	-	13	-	3,160

	$72,924	$569	$34	$168	$73,291

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At December 31, 2005 and 2004 there were approximately 21 and 8 investment securities, respectively, with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities (continued)

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine whether the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The contractual maturities of securities available-for-sale at December 31, 2005 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Therefore, the mortgage backed securities have been classified separately in the maturity table.

		Available-for-Sale

	Amortized	Fair
	Cost	Value

Due in one year or less	$7,716	$ 7,637
Due after one year through five years	5,528	5,568
Due after five years through ten years	1,390	1,403
Due after ten years	-	-
No maturity investment	3,293	3,216
Mortgage backed securities	43,941	43,087

	$61,868	$ 60,911

Securities recorded at approximately $50,366 at December 31, 2005 and $64,814 at December 31, 2004 were pledged to secure public deposits, FHLB Borrowings, Treasury, Tax and Loan Deposits, Citigroup repurchase agreements and customer repurchase agreements and for other purposes required or permitted by law.

Proceeds from sales of available-for-sale investment securities were $0, $5,584, and $0 in 2005, 2004, and 2003, respectively.

Gross gains from the sales of available-for-sale investment securities were $0, $3, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company incurred gross losses of $0, $24, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

Loans at December 31 consist of the following:

	2005		2004

		Percent of		Percent of
	Portfolio	Portfolio	Portfolio	Portfolio

Commercial	$ 74,633	12.5	$ 58,699	13.6
Real estate
Residential 1- 4 family	15,777	2.6	9,415	2.2
Commercial	311,035	52.0	251,465	58.4
Construction	188,742	31.5	102,042	23.7
Consumer	8,515	1.4	5,247	1.2
Small loans	-	-	3,821	0.9

Loans, net of unearned income	598,702	100.0	430,689	100.0

Unearned income	(2,066)		(1,166)
Allowance for credit losses	(8,434)		(7,189)

Total loans, net	$ 588,202		$ 422,334

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2005	2004	2003

Balance at beginning of year	$7,189	$7,589	$7,947
Provision charged (credited) to operations	753	227	2,329
Transfer from Redmond National Bank	1,241	-	-
Charge-offs (community banking)	(695)	(897)	(2,008)
Recoveries (community banking)	188	698	268
Charge-offs (small loans)	(888)	(1,165)	(1,882)
Recoveries (small loans)	646	737	935

Net charge-offs	(749)	(627)	(2,687)

Balance at end of year	$8,434	$7,189	$7,589

Ratio of net charge-offs to average loans outstanding	0.15%	0.16%	0.74%

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans (continued)

Following is a summary of information pertaining to impaired loans:

	2005	2004	2003

December 31
Impaired loans without a valuation allowance	$1,908	$906	$266
Impaired loans with a valuation allowance	279	2,175	1,938

Total impaired loans	$2,187	$3,081	$2,204

Valuation allowance related to impaired loans	$211	$530	$869

Years ended December 31
Average investment in impaired loans	$4,486	$1,746	$3,870
Interest income recognized on a cash
basis on impaired loans	$-	$-	$-

At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans were impaired. Loans over 90 days past due still accruing interest were $41 thousand and $2 million at December 31, 2005 and 2004, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2005 and 2004. Total loans outstanding at December 31, 2005 and 2004 to key officers and directors were $7.9 million and $6.7 million, respectively. During 2005, advances totaled $3.2 million and repayments totaled $2 million on these loans. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2005 and 2004, there were no loans to related parties that were considered to be classified or impaired.

Note 6 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2005	2004

Land	$ 3,850	$ 1,336
Buildings and leasehold improvements	16,136	9,939
Equipment, furniture and fixtures	10,989	9,131
Construction in progress	572	568

Total cost	31,547	20,974
Less accumulated depreciation and amortization	12,513	9,245

Premises and equipment	$ 19,034	$ 11,729

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment (continued)

Depreciation and amortization expense was $1.6 million, $1.6 million and $1.5 million in 2005, 2004 and 2003, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $824, $666 and $672 thousand for 2005, 2004 and 2003, respectively, which is included in occupancy expense. Subsequent to year-end, the Company purchased property in the Hawks Prairie area of Lacey, Washington for $836 thousand for future use as a financial center. This transaction closed on January 31, 2006.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

Years Ending
December 31	Amount

2006	$ 847
2007	704
2008	692
2009	754
2010	780
Thereafter	804

$ 4,581

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 7 - Foreclosed Assets

Foreclosed assets consisted of the following at December 31:

	2005	2004

Real estate acquired through foreclosure	$474	$718
Allowance for losses	-	-
Other assets acquired through foreclosure	-	-

Total foreclosed assets	$474	$718

Changes in the allowance for losses on foreclosed assets for the years ended December 31 are as follows:

	2005	2004	2003

Balance, beginning of year	$-	$-	$250
Provision for losses	-	-	(250)

Balance, end of year	$-	$-	$-

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

The composition of deposits at December 31 is as follows:

	2005	2004

Demand deposits non-interest bearing	$99,161	$72,250
NOW and money market accounts	161,675	128,133
Savings deposits	27,744	23,020
Time certificates, $100,000 or more	108,641	50,951
Other time certificates	116,807	52,367

Total	$514,028	$326,721

Scheduled maturities of time deposits for future years ending December 31 are as follows:

Years Ending
December 31	Amount

2006	$172,009
2007	33,684
2008	17,668
2009	2,087
2010	-

$225,448

Certain related parties of the Company, principally Bank directors and executive officers, were deposit customers of the Bank in the ordinary course of business during 2005 and 2004. Total deposit account dollars at December 31, 2005 and 2004 to key officers and directors were $4.1 million and $3.2 million, respectively. In the opinion of management, these related party deposits were made on substantially the same terms, including interest rates, as those terms prevailing at the date these accounts were opened.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Funds Purchased, Short-Term Repurchase Agreements, and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased were $5.6 million as of December 31, 2004 which was an advance from a Key Bank line of credit with an available borrowing limit of $15 million. The Company had no federal funds purchased at December 31, 2005.

Short-term repurchase agreements and short-term borrowings (excluding federal funds purchased) at December 31 are as follows:

	2005	2004

Overnight Cash Management Advances with the Federal Home Loan
Bank. The advances are secured by a blanket pledge of assets
and bears interest at a rate of 2.35% on December 31, 2004.	$-	$6,100

Demand note issued to U.S. Treasury, bearing interest at the federal funds rate less .25% (4.0% and 2.0% at December 31,
2005 and 2004 respectively), due on demand, secured by securities pledged to the Federal Reserve Bank of San Francisco in
the amount of $3,376 in 2004 and $3,729 in 2005.	3,489	2,463

Short-term repurchase agreement to Citigroup, maturing August 2005;
principal and interest due upon maturity at a rate of 2.15%. This is
secured by securities pledged to Citigroup in the amount of $8,640.	-	8,000

Short-term repurchase agreement to Citigroup, maturing May 2005;
interst payable quarterly at a rate of 2.10%. This is secured by
securities pledged to Citigroup in the amount of $15,582.	-	14,700

Short-term repurchase agreement to Citigroup, maturing August 2006;
interst payable quarterly at a rate of 2.84%. This is secured by
securities pledged to Citigroup in the amount of $5,500.	5,000	-

Short-term borrowings with the FHLB. Borrowings are fully
collateralized by a separate portfolio of securities and commercial real estate loans pledged to FHLB in the amount of $103,511.
Borrowings mature beginning in January 2006 and ending in
March 2006. The weighted average interest rate for 2005 and 2004
are 4.33% and 2.23%, respectively.	65,000	80,600

Overnight repurchase agreements with customers. Balances of
repurchase agreements fully collateralized by a separate portfolio of securities pledged to Federal Home Loan Bank of Seattle in the amount of $15,171 and $15,307at December 31, 2005 and 2004,
respectively. The weighted average interest rate on these
agreements was 3.55% and .96% at December 31, 2005 and 2004,	14,309	11,265

respectively.
	$87,798	$123,128

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Funds Purchased, Short-Term Repurchase Agreements, and Short-Term Borrowings (continued)

Information concerning short-term borrowings is summarized as follows:

	2005	2004	2003

Average balance during the year	$75,253	$61,588	$23,443
Average interest rate during the year	3.4%	1.6%	1.1%
Maximum month-end balance during the year	$115,104	$123,128	$34,394
Weighted average rate at December 31	3.4%	2.2%	0.9%

Note 10 - Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures

Long-term debt at December 31 is as follows:
	2005	2004

Term advances from Federal Home Loan Bank of Seattle, maturing December 2007;
two advances of $5,000, each interest-only, monthly payments prior to maturity,
fixed interest rates on advances are 3.78% and 3.58%.	$10,000	$10,000

Term advances from Federal Home Loan Bank of Seattle, maturing June 2007 and 2008;
two advances of $10,000 each, interest-only, monthly payments prior to maturity,
fixed interest rates on advances are 4.04% and 4.14%.	20,000	-

Term repurchase agreement to Citigroup, maturing May 2008; interest due quarterly at a rate of 4.10%. This is secured by securities pledged to
Citigroup in the amount of $15,400.	14,000	-

Term repurchase agreement to Citigroup, maturing August 2006; interest due quarterly at a rate of 2.84% . This is secured by securities pledged to Citigroup in
the amount of $5,500. Transferred to short-term borrowings in 2005 (see Note 9).	-	5,000

Junior subordinated debentures issued December 2003, maturing December 2033;
Interest-only payments due quarterly at a rate of LIBOR plus 2.85%
(7.35% at December 31, 2005).	3,093	-

Junior subordinated debentures issued April 2003, maturing October 2033; interest-
only payments due quarterly at a rate of LIBOR plus 3.25%
(7.50% at December 31, 2005).	6,186	6,186

Junior subordinated debentures issued July 2002, maturing October 2032; interest-
only payments due quarterly at a rate of LIBOR plus 3.65%
(7.80% at December 31, 2005).	13,403	13,403

	$66,682	$34,589

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures (continued)

Junior subordinated debentures - On July 11, 2002, $13 million of floating rate capital securities were issued by VFG Capital Trust I (the Trust I). The Trust I is a business trust organized in 2002, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.65% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than July 7, 2007 and not later than October 7, 2032. After July 7, 2007, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

On April 10, 2003, $6 million of floating rate capital securities was issued by VFG Capital Trust II (the Trust II). The Trust II is a business trust organized in 2003, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.25% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than April 24, 2008 and not later than October 24, 2033. After April 24, 2008, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

As part of the acquisition of Washington Commercial Bancorp the Company acquired $3 million of floating rate capital securities issued by Washington Commercial Statutory Trust I. This is a trust organized in 2003, by WCB and now owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 2.85% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option the debentures will not mature earlier than December 17, 2008 and not later than December 17, 2033. After December 17, 2008 the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company entered into the agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Company used the proceeds for general corporate purposes including the acquisition of Harbor Bank and stock repurchases. The capital securities qualify as Tier I capital, provided they do not exceed 25% of total Tier I capital, under the capital guidelines of the Federal Reserve Board.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures (continued)

Scheduled maturities of long-term debt for future years ending December 31 are as follows:

	Parent	Consolidated

2007	$ -	$20,000
2008	-	24,000
Thereafter	22,682	22,682

	$ 22,682	$66,682

Note 11 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2005	2004	2003

Current	$3,879	$6,741	$4,673
Deferred (benefit)	197	(1,120)	(500)

	$4,076	$5,621	$4,173

The following reconciliation is between the statutory and the effective federal income tax rate for the years ended December 31:

		2005		2004		2003

		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income tax based
on statutory rate	$4,586	35.0	$6,089	35.0	$4,630	35.0
Adjustments resulting from
Tax-exempt income	(110)	(0.8)	(123)	(0.7)	(137)	(1.1)
Life insurance income	(232)	(1.8)	(111)	(0.6)	(163)	(1.2)
Tax credits	(115)	(0.9)	(115)	(0.7)	(115)	(0.9)
Other	(53)	(0.4)	(119)	(0.6)	(42)	(0.3)

Total income taxes	$4,076	31.1	$5,621	32.4	$4,173	31.5

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2005	2004

Deferred tax assets
Allowance for credit losses	$2,359	$1,897
Unrealized loss on securities available-for-sale	307
Deferred compensation	1,480	1,259

Total deferred tax assets	$4,146	$3,156

Deferred tax liabilities
Deferred income	$747	$1,002
Unrealized gain on securities available-for-sale	-	124
Intangibles	767	541
Accumulated depreciation	685	283
Other deferred tax liabilities	628	121

Total deferred tax liabilities	$2,827	$2,071

Net deferred tax assets	$1,319	$1,085

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

	2005	2004

Commitments to extend credit
Real estate secured	$99,873	$48,832
Credit card lines	3,145	3,207
Other	124,028	87,007

Total commitments to extend credit	$227,046	$139,046

Standby letters of credit	$2,587	$3,327

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and Contingent Liabilities (continued)

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

Investments in state and municipal securities generally involve governmental entities within Washington State. Loans are generally limited, by state banking regulation, to 20% of the Bank's stockholders' equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $15 million.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangement, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans

Employee stock ownership plan - The Company has a combined employee stock ownership plan and profit sharing plan with 401(k) provisions (KSOP) which covers substantially all employees who have completed at least one year of service. The Company accounts for the KSOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

Eligible employees are unlimited in the amount they may defer of their annual compensation on a pre-tax basis subject to certain IRS limits. The Company contributes to the plan one-half the employees' contributions up to 3% of the employees' compensation. Profit sharing contributions to the plan may also be made at the discretion of the Board of Directors. Company contributions to this plan totaled $410 thousand, $472 thousand and $562 thousand in 2005, 2004 and 2003, respectively. Dividends paid on allocated shares are distributed to the employee account.

In October 2005 the Company approved a $1 million revolving line of credit to the KSOP. In the fourth quarter of 2005, the KSOP borrowed $493 thousand from the line of credit from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank's contributions to the KSOP. There is no repayment required except that the balance is due in full at the end of 5 years. The interest rate on the loan is 0% per annum.

The KSOP allocated shares were 602,502, 699,157 and 690,228 as of December 31, 2005, 2004 and 2003, respectively. Unallocated shares based on the purchase price of the shares, were 28,580, 0 and 0 as of December 31, 2005, 2004 and 2003, respectively. Unallocated shares are those shares that have been purchased with borrowings of the KSOP and will not be allocated until the debt is repaid on those shares. When the shares are allocated, they will be allocated at the then current fair market value.

For the year ended December 31, 2005, the 401(k) KSOP is committed to release 0 shares of the Company's common stock to participants. At December 31, 2005, the 401(k) KSOP had 28,580 unallocated shares remaining to be released. The fair value based on the previous 30 day weighted average of the unallocated shares held by the KSOP trust was $573.6 thousand at December 31, 2005.

To the extent permitted by applicable law, any cash dividends on allocated and/or unallocated Company Stock may be used to repay a loan to the KSOP which meets the requirements of Code Section 4975 and the Regulations there under. The decision as to whether cash dividends on Company Stock will be distributed to participants, used to repay a loan to the KSOP, or held in the Trust shall be made in the sole discretion of the Trustee, and the Trustee may request the Company to pay such dividends directly to participants.

Upon termination from the plan, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash. Certain participants may also be eligible to diversify a certain percentage of their accounts. A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant. This permits the participant to sell the stock to the Company at fair value at any time during the option periods, which can be as long as 18 months. At December 31, 2005, 2004 and 2003, outstanding put options were not material.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

Incentive compensation plan - Incentive compensation is awarded to a management group which includes officers and qualified employees. For some individuals in the plan, their incentive is based totally on the performance of the Company. For other individuals in the plan, their incentive is based on a combination of the performance of the Company and attainment of growth, income, or other objectives. Awards under the plan, referral and other fees for 2005, 2004, and 2003 totaled $692 thousand, $853 thousand, and $1.3 million, respectively.

There is one other incentive award received by all employees based on a predetermined performance goal of the Company. It is not a part of the incentive compensation plan and is not included above for 2005, 2004, 2003, this award totaled $0, $118 thousand, and $90 thousand, respectively.

Long-term care insurance plan - In 2003, the Company purchased long-term care insurance on certain management personnel. Benefits under this plan vest over ten years from the agreement date. In 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over ten years from the date of initial service to the Company. Expense associated with these plans was $89 thousand, $14 thousand and $0 in 2005, 2004 and 2003 respectively. In addition to the expense for existing employees in the plan in 2005, $71 thousand of the $89 thousand expense recognized in 2005 was for employees who are no longer in the plan.

Supplemental Executive Retirement Plan - The Bank, prior to 2005, maintained a noncontributory defined benefit pension plan called the Salary Continuation Plan ("SCP") for certain management personnel. The SCP was provided to supplement a participating officer's retirement benefits received from social security and targets a certain level of compensation on an annual basis for a period of years after retirement. The SCP Plan was established in 2001 and was a successor plan to the "Executive Supplemental Income Plan" or "ESI" Plan described below. The SCP agreements replaced the previous ESI agreements with employees.

Effective January 1, 2005 the SCP plan was revised and is now called the "Supplemental executive retirement plan" (SERP). The revised SERP plan is a single master plan for our nonqualified retirement plan. The program is a nonqualified retirement plan covering a select group of employees. On an annual or more frequent basis, the SERP is analyzed on an actuarial basis to determine the necessary amounts to expense to cover the plan obligations. Prior to 2005 the liability to individual employees was based on their individual agreements and now is accounted for on a group basis.

The SERP, SCP, and ESI Plans may utilize "Bank Owned Life Insurance" or "BOLI" policies to assist in meeting the obligations agreed to in the individual employee agreements however, the BOLI policies are not assets belonging to the SERP, SCP, or ESI Plan.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

The date used to determine the Plan measurements was December 31, 2005. Weighted-average assumptions used in accounting for the SERP were as follows:

2005
Assumed discount rate	6.0%
Rate of compensation increase	N/A
Expected return on assets	N/A

The rate of compensation increase and the expected return on assets in the plan was not utilized in 2005 in the actuarial determination of accrued pension cost. The dollar amount of the benefit is fixed so compensation increases are not necessary to be utilized. There are no assets set aside specifically for these benefits in trust so this does not apply. This is an unfunded plan under SFAS 87.

The accumulated benefit obligation was $4.3 million at December 31, 2005 and $3 million at December 31, 2004. Changes in the projected benefit obligation were as follows (dollars in thousands):

2005
Projected benefit obligation, beginning of year	$(3,019)
Service cost	$456
Interest cost	$222
Actuarial loss (gain)	$754
Benefits paid	$(101)

Projected benefit obligation, end of year	$(4,350)

Reconciliations of funded status were as follows:

2005
Funded status	$(4,350)
Unrecognized loss/(gain)	$587

Actual funded status	$(3,763)

Net periodic expense for the defined benefit pension plan was as follows:

2005
Service cost	$456
Interest cost	$222
Amortization of gain or loss	$168

Net periodic expense	$846

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

Plan Year Ended December 31	Projected Benefit Payments
2006	$122
2007	$116
2008	$126
2009	$165
2010	$534
2011-2015	$2,570

The amounts recognized in the statements of financial condition are as follows:

2005
Prepaid (accrued) benefit cost	$(3,763)
Accumulated other comprehensive expense	$(587)

Net amount recognized	$(4,350)

Expenses related to this plan totaled $846 thousand, $851 thousand and $496 thousand in 2005, 2004 and 2003, respectively.

Executive supplemental income plan - The Company provided an Executive Supplemental Income (ESI) plan covering certain management personnel. This plan has been superseded by the Salary Continuation Plan and then subsequently the Supplemental Executive Retirement Plan (see above for 2005). SERP accounting beginning in 2005 covers ESI agreements also. Former employees are currently receiving benefits under this plan. Expenses related to this plan totaled $19 thousand and $21 thousand in 2004 and 2003, respectively. Liabilities to employees under this plan were $254 thousand at December 31, 2004. Benefits to employees may be funded by life insurance policies purchased by the Company, which had cash surrender values of $12.4 million at December 31, 2004. Liabilities to employees were being accrued under a discounted cash flow method using discount rates of 7% to 8% over their expected time to retirement were $2.8 million at December 31, 2004.

Director benefits - The following is a description of all benefits received by the Company's directors.

Director and Committee Fees - Outside VFG directors receive a monthly retainer fee of $750. Outside Venture Bank directors receive a monthly retainer fee of $500 and a board attendance fee of $600 per meeting. Committee fees are $200 per meeting, with the exception of the Audit Committee, which receives $250 per meeting. Special situations include the following: Directors are allotted a one-time call-in fee of $300 for attending a board meeting by conference call, which is 50% of the "in person" fee of $600. For special meetings of the board by conference call that lasts longer than 30 minutes, Directors get paid $100; if less than 30 minutes, Directors do not get paid. For a committee meeting held on the same day as the board meeting, Directors receive 50% of the committee fee; for

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

two or more committee meetings held on the same day Directors are paid 100% of the first committee meeting fee and 50% of all other committee meeting fees.

DDI - In 1992 the Board of Directors approved a plan under which a Director could elect to defer receipt of Director fees for five years from 1992 to 1997 and at retirement receive those fees plus accrued interest over a ten year period. The plan also provides that the deferred fees plus the accrued interest benefit payment accelerates in the event of death to the Directors' beneficiaries. Accrued liabilities to Directors at December 31, 2005 and 2004 totaled $321 thousand and $323 thousand, respectively. Expenses associated with this plan were $20 thousand in both 2005 and 2004 and $14 thousand in 2003. This benefit may be funded with Bank Owned Life Insurance or from the earnings of the Company.

In 1989, the Board of Directors approved a plan under which a director could elect to defer receipt of directors fees for ten years beginning February 1, 1989 and at retirement receive those fees plus accrued interest. One director is on this plan. This director deferred $400 per month for 120 months and is entitled to receive $2,193 payable for a period of 120 months upon reaching age 62. In the event of his death prior to reaching age 62 would received $1,462 payable for a period of 240 months.

Split Dollar Insurance - The Company owns life insurance policies issued on the lives of its Directors ("the Participants"). The Company has entered into Agreements that provide for the insurance companies to pay the designated beneficiaries of the Participants up to $100,000 from the "net at risk proceeds" of these policies. The "net at risk proceeds" of these policies is the amount in excess of the total required in order for the Company to recover all its original investment as well as all accumulated interest in the policies. While the company incurs no expenses associated with this Plan, Participants are required to pay income taxes on the value of the benefits provided under this Plan and a total of $2 thousand each year for 2005, 2004 and 2003 was reported as compensation to the Participants.

Long-Term Care Insurance - In 2002, the Company purchased Long-Term Care Insurance for each of its board members. Each participant is eligible to begin receiving benefits after being certified by a licensed Health Care Practitioner as chronically ill. The policy provides for a $130 to $200 per day lifetime benefit for facility care, and home and community services. Benefits vest 10% per year over a ten-year period, with acceleration upon a change in control. If the participant's service terminates for reasons other than death, disability, or termination after ten years of service, then the participant is required to reimburse a portion of the premium based on the years of service completed. Expense related to this plan was $0 for 2005 and 2004 and $29 thousand for 2003.

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

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted average assumptions:

	2005	2004	2003

Dividend yield	2.3%	1.6%	1.8%
Expected life	7 years	7 years	7 years
Risk-free interest rate	4.4%	3.9%	3.6%
Expected volatility	24.3%	19.4%	22.6%

The weighted average fair value of options granted during 2005, 2004 and 2003 was $5.02, $3.70 and $3.41, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted during 2005, 2004 and 2003 are 20% vested on each of the five subsequent anniversaries of the grant date.

Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits, and are as follows:

				Average
	Employee	Director	Total	Exercise
	Options	Options	Options	Price

Under option at December 31, 2002	787,887	97,256	885,143	$6.51
Granted	37,500	13,500	51,000	13.67
Exercised	(256,046)	(4,800)	(260,846)	6.04
Forfeited	(56,651)	-	(56,651)	7.07

Under option at December 31, 2003	512,690	105,956	618,646	$7.23
Granted	71,250	5,250	76,500	15.33
Exercised	(206,990)	(43,504)	(250,494)	5.84
Forfeited	(5,105)	(3,502)	(8,607)	10.72

Under option at December 31, 2004	371,845	64,200	436,045	9.37
Granted	38,800	4,200	43,000	19.25
Exercised-VFG	(144,335)	(7,950)	(152,285)	7.06
Exercised-WCB	(67,343)	(12,413)	(79,756)	7.98
Non-vested and Forfeited (non-WCB)	(36,770)	-	(36,770)	13.16
Vested and forfeited-VFG	(900)	-	(900)	13.94
Vested and forfeited-WCB	(1,049)	-	(1,049)	11.20
WCB options assumed	125,467	69,005	194,472	8.78

Under option at December 31, 2005	285,715	117,042	402,757	$10.94

Options exercisable at December 31, 2005	183,965	82,392	266,357	$9.08

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

Options becoming exercisable under both stock option plans in future years ending December 31 are as follows:

2006 - 42,550; 2007 - 38,800; 2008 - 27,100; 2009 - 19,450; and 2010 - 8,500.

Options outstanding at December 31, 2005 were granted under the 1994 director and 1999 employee stock option plans. These plans were superseded in 2004 with the 2004 Stock Incentive Plan and accordingly no further options will be granted under the 1994 and 1999 plans. Options for 252,500 shares remain available under the 2004 plan at December 31, 2005.

Each outstanding option issued pursuant to the Washington Commercial Bancorp Stock Option and Stock Grant Plan, 1999 Washington Commercial Bancorp Employee Stock Option Plan, 1999 Washington Commercial Bancorp Director Stock Option Plan and 2002 Washington Commercial Bancorp Director Stock Option Plan is no longer exercisable for shares of WCB common stock, but instead, constitutes an option to acquire, on the same terms and conditions as were applicable under such option immediately prior to consummation of the merger, that number of shares of Venture common stock equal to the product of the number of shares of WCB common stock for which such option was exercisable plus 2.0465. The exercise price for each option shall be equal to the exercise price per share for such option immediately prior to the effective time of the merger divided by 2.0465.

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of Exercise		Remaining	Average		Average
Prices	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

Under $7.00	92,244	4.36	$ 6.58	65,094	$ 6.48
$7.46 to $9.31	109,453	3.45	8.10	109,453	8.10
$10.00	39,000	3.15	10.00	39,000	10.00
$13.19 to $13.67	67,360	6.94	13.43	44,410	13.31
$15.33	52,200	8.30	15.33	8,400	15.33
$19.25	42,500	9.31	19.25	-	19.25

	402,757			266,357

Restricted stock

Restricted stock was granted to an employee for the first time in 2005. 5,000 shares were granted at a fair market value of $20.85 per share. These shares vest over a four year period at the rate of 25% per year. Unlike stock options, the employee is taxed on the fair market value of the restricted stock at the time the stock vests. The restricted stock is outstanding and has voting rights from the date it is granted. However, it may not be traded by the grantee until it is vested.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31
		2005	2004

Assets
Cash		$1,446	$2,549
Investment in the Bank		96,140	74,057
Other assets		1,879	1,468

Total assets		$99,465	$78,074

Liabilities and Stockholders' Equity

Liabilities
Junior subordinated debentures		$22,682	$19,589
Other liabilities		629	645

Total liabilities		23,311	20,234

Shareholders' Equity		76,154	57,840

Total liabilities and shareholders' equity		$99,465	$78,074

Condensed Statement of Income -
Years Ended December 31
	2005	2004	2003

Operating Income
Dividends from the Bank	$ 15,500	$-	$-
Interest	42	31	27

Total operating income	15,542	31	27

Operating Expenses
Interest	1,556	1,024	882
Other	133	216	128

Total operating expenses	1,689	1,240	1,010

Income (loss) before income taxes and
equity in undistributed income of the Bank	13,853	(1,209)	(983)

Income Tax Benefit	(545)	(363)	(379)

Income (loss) before equity in undistributed
income of the Bank	14,398	(846)	(604)

Equity in Undistributed Income of the Bank	(5,370)	12,623	9,660

Net income	$ 9,028	$ 11,777	$ 9,056

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash
Flows - Years Ended December 31
	2005		2004		2003

Cash Flows from Operating Activities
Net income	$9,028		$11,777		$9,056
Adjustments to reconcile net income to net
cash from operating activities
Equity in undistributed income (loss) of the Bank	5,370		(12,623)		(9,660)
Other - net	(37)		883		(143)

Net cash from operating activities	14,361		37		(747)

Cash Flows from Investing Activities
Cash investment in (return from) the Bank	(15,500)		(893)		691

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,746		1,464		1,608
Advance to KSOP	(493)	-		-
Repurchase of common stock	(2,455)		(3,007)		(4,828)
Proceeds from long-term debt	3,093		-		6,186
Payments on long-term debt	-		-		(1,000)
Payment of dividends	(1,855)		(1,325)		(1,048)

Net cash from financing activities	36		(2,868)		918

Net increase (decrease) in cash	(1,103)		(3,724)		862

Cash, beginning of year	2,549		6,273		5,411

Cash, end of year	$1,446		$2,549		$6,273

Note 17 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2005, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios are as follows:

							To Be
							Well Capitalized
							Under Prompt
				For Capital			Corrective
	Actual		Adequacy Purposes				Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2005:
Tier I capital (to average assets):
Consolidated	$ 72,251	12.01%	$24,098	>	4.00%	N/A		N/A
Venture Bank	70,205	11.65%	24,098	>	4.00%	$30,123	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	72,251	9.37%	30,845	>	4.00%	N/A		N/A
Venture Bank	70,205	9.12%	30,797	>	4.00%	46,195	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	80,685	10.46%	61,690	>	8.00%	N/A		N/A
Venture Bank	78,639	10.21%	61,593	>	8.00%	76,911	>	10.00%

As of December 31, 2004:
Tier I capital (to average assets):
Consolidated	$ 67,110	12.94%	$20,745	>	4.00%	N/A		N/A
Venture Bank	64,327	11.90%	21,626	>	4.00%	$27,032	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	67,110	12.24%	21,931	>	4.00%	N/A		N/A
Venture Bank	64,327	11.76%	21,884	>	4.00%	32,827	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	73,966	13.49%	43,863	>	8.00%	N/A		N/A
Venture Bank	71,170	13.01%	43,769	>	8.00%	54,711	>	10.00%

Restrictions on retained earnings - The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005, the Bank could pay dividends to its parent of up to $1.7 million and still be well capitalized under prompt corrective action provisions.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (continued)

Purchases of equity securities by Venture Financial Group, Inc.

On February 19, 2003 the Board approved a stock repurchase program to allow for the repurchase of 131,370 shares of VFG Common Stock in purchases over time in privately negotiated transactions. On September 18, 2003 this plan was amended and an additional 56,130 shares were added to the plan. On October 15, 2003 this plan was amended again and an additional 225,000 shares were added to this plan bringing the total to 412,500 shares. Under this plan 266,097 shares were repurchased in 2003 and 146,403 were repurchased in 2004 for a total of $2.2 million. All shares have been adjusted for the three-for-two stock split announced May 6, 2004 and effective May 16, 2004.

On June 16, 2004 the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in privately negotiated transactions. Under this plan VFG purchased 167,640 shares for a total of $3.1 million.

On November 15, 2005, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. Under this plan, no shares have been repurchased.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31 were as follows:

		2005		2004

	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks, interest-
bearing deposits in other banks, and
federal funds sold	$18,099	$18,099	$13,861	$13,861
FHLB stock	$4,490	$4,490	$3,930	$3,930
Securities available-for-sale	$60,911	$60,911	$73,291	$73,291
Loans held-for-sale	$5,699	$5,699	$3,118	$3,118
Loans receivable, net	$588,202	$586,602	$422,334	$419,982
Accrued interest receivable	$3,117	$3,117	$2,084	$2,084

Financial Liabilities
Deposits	$514,028	$513,556	$326,721	$327,078
Federal funds purchased	$-	$-	$5,575	$5,575
Short-term borrowings	$87,798	$87,798	$123,128	$123,128
Long-term debt	$44,000	$41,300	$15,000	$14,824
Junior subordinated debentures	$22,682	$22,682	$19,589	$19,589
Accrued interest payable	$1,288	$1,288	$620	$620

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2005	2004	2003

Other operating income
Commission on sale of non-deposit
investment products	$507	$-	$459
Earnings on bank-owned life insurance	$530	$622	$470
Gain on sale of foreclosed real estate	$-	$-	$2,373
Small loan miscellaneous income	$-	$-	$1,180

Other operating (income) expense
State taxes	$708	$592	$-
Advertising and marketing	$913	$714	$802
Expenses of salary continuation plan and
executive supplemental income plan	$846	$851	$-
Consulting fees	$-	$-	$486

Note 20 - Earnings Per Share Disclosures

In May 2004, the Company's Board of Directors approved a 3 for 2 stock split to shareholders of record on May 16, 2004. The earnings per share, the shares used for purposes of recalculating earnings per share, and the option amounts and prices for the years ended December 31, 2004 and 2003, have been retroactively adjusted for the split.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Earnings Per Share Disclosures (continued)

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2005
Basic earnings per share
Net income	$9,028	6,768,229	$1.33
Effect of dilutive securities
Options		162,304	(0.03)

Diluted earnings per share
Net income	$9,028	6,930,533	$1.30

Year ended December 31, 2004
Basic earnings per share
Net income	$11,777	6,487,613	$1.82
Effect of dilutive securities
Options		164,526	(0.05)

Diluted earnings per share
Net income	$11,777	6,652,139	$1.77

Year ended December 31, 2003
Basic earnings per share
Net income	$9,056	6,560,403	$1.38
Effect of dilutive securities
Options		294,939	(0.06)

Diluted earnings per share
Net income	$9,056	6,855,342	$1.32

The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Business Segment Information

The Company is managed along two major lines of business: community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through its 17 offices in Washington State. The small loan division provided small, short-term consumer loans to customers in Arkansas. Effective July 1, 2005 the Bank terminated its relationship with Advance America and no longer offered small short-term consumer loans.

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

Financial highlights by line of business as of, and for the years ended December 31, were as follows:

	Community	Small
	Banking	Loans	Total

December 31, 2005
Net interest income after provision for credit losses	$26,951	$743	$27,694
Non-interest income	8,201	9	8,210
Non-interest expense	22,728	72	22,800
Income taxes	3,879	197	4,076

Net income	$8,545	$483	$9,028

Total assets	$ 752,793	$-	$752,793

Total loans	$ 596,636	$-	$596,636

December 31, 2004
Net interest income after provision for credit losses	$23,167	$1,740	$24,907
Non-interest income	13,582	(13)	13,569
Non-interest expense	20,973	105	21,078
Income taxes	5,126	495	5,621

Net income	$10,650	$1,127	$11,777

Total assets	$549,797	$6,419	$556,216

Total loans	$425,702	$3,821	$429,523

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Business Segment Information (continued)

December 31, 2003
Net interest income after provision for credit losses	$20,058	$2,803	$22,861
Non-interest income	11,551	1,009	12,560
Non-interest expense	21,848	344	22,192
Income taxes	2,994	1,179	4,173

Net income	$6,767	$2,289	$9,056

Total assets	$506,844	$7,056	$513,900

Total loans	$364,473	$3,158	$367,631

Note 22 - Subsequent Event

On January 18, 2006, the Company declared a dividend in the amount of $.07 per share to be paid on February 10, 2006 for shareholders of record as of January 30, 2006.

VENTURE FINANCIAL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

Year ended December 31, 2005
Interest income	$12,683	$10,419	$9,491	$8,786
Interest expense	(4,347)	(3,439)	(2,823)	(2,323)

Net interest income	8,336	6,980	6,668	6,463

Provision for credit losses	(39)	(161)	(338)	(215)
Noninterest income	1,977	2,180	2,003	2,050
Noninterest expenses	(6,248)	(5,831)	(5,390)	(5,331)

Income before provision	4,026	3,168	2,943	2,967
for income taxes

Provision for income taxes	(1,367)	(868)	(907)	(934)

Net income	$2,659	$2,300	$2,036	$2,033

Earnings per share
Basic	$0.37	$0.34	$0.31	$0.31
Diluted	$0.36	$0.33	$0.31	$0.30

Year ended December 31, 2004
Interest income	$8,545	$8,159	$7,563	$7,561
Interest expense	(2,025)	(1,650)	(1,522)	(1,497)

Net interest income	6,520	6,509	6,041	6,064

Provision for credit losses	330	(282)	(143)	(132)
Noninterest income	7,679	2,106	1,988	1,796
Noninterest expenses	(5,687)	(5,342)	(5,123)	(4,926)

Income before provision	8,842	2,991	2,763	2,802
for income taxes

Provision for income taxes	(3,050)	(804)	(873)	(894)

Net income	$5,792	$2,187	$1,890	$1,908

Earnings per share
Basic	$0.89	$0.34	$0.29	$0.30
Diluted	$0.86	$0.33	$0.28	$0.28

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosures.

ITEM 9A - CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Chief Financial Officer have concluded that VFG's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the year ended December 31, 2005, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

ITEM 9B - Other Information
None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the sections entitled Election of Directors - Information with Respect to Nominees and Directors Whose Terms Continue, Management, and Section 16(a) Beneficial Ownership Reporting Compliance, as set forth in the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled Information Regarding the Board of Directors and its Committees -Director Compensation and Executive Compensation, as set forth in the Proxy Statement.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled Independent Auditors, as set forth in the Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(a)(1) Financial Statements. Index to Consolidated Financial Report

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2005 and 2004

Consolidated statements of income for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of shareholders' equity and comprehensive income for the years ended December 31, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003 Notes to Consolidated Financial Statements (2) Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) The exhibits listed on the Exhibit Index following signature page. Management contracts and compensatory plans are listed as Items 10.1 to 10.4.

(b)	Exhibits.	See Exhibit Index following signature page
(c)	Financial Statement Schedules:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15TH day of March, 2006.

VENTURE FINANCIAL GROUP, INC. (Registrant) By: /s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15TH day of March, 2006.

Signatures

/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board
(principal executive officer)

/s/ Sandra L. Sager, CPA
Sandra L. Sager, CPA
EVP/Chief Financial Officer
(principal financial officer; and principal accounting officer)

Remaining Directors:

/s/ James F. Arneson	Director
James F. Arneson

/s/ Keith W. Brewe	Director
Keith W. Brewe

/s/ Lowell E.(Sonny) Bridges	Director
Lowell E. (Sonny) Bridges

/s/ Linda E. Buckner	Director
Linda E. Buckner

/s/ Jewell C. Manspeaker	Director
Jewell C. Manspeaker

Director
Patrick L. Martin

/s/ A. Richard Panowicz	Director
A. Richard Panowicz

/s/ Lawrence J. Schorno	Director
Lawrence J. Schorno

EXHIBIT INDEX

Exhibit

3.1	(a) Amended and Restated Articles of Incorporation.

3.2	(b) Bylaws.

10.1	(c) Employment Contract for Ken F. Parsons, Sr.

10.2	(d) Employment Contract for James Arneson.

10.3	(e) Form of Long-Term Care Agreement.

10.4	(f) Executive Supplemental Income Plan.

10.5	(g) 1999 Stock Option and Restricted Award Plan and form of agreements.

10.6	(h) 1994 Stock Option Plan for Non-employee Directors.

10.7	(i) 2004 Stock Incentive Plan

10.8	(j) Amended and Restated First Community Financial Group, Inc. Employee Stock Ownership Plan with 401(k) Provisions.

10.9	(k) Employment Contract for Sandra Sager.

10.10	(l) Dupont Real Estate Purchase and Sale Agreement

10.11	(l) Lakewood Shopping Center Lease Agreement

10.12	(m) Supplemental Executive Retirement Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams, LLP).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(a)	Incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 2002.

	(b)	Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the Fiscal year ending December 31, 2001.

	(c)	Incorporated by reference to Exhibit 99.1 of the Registrant's Report on Form 8-K filed on June 8, 2005.

	(d)	Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 2001.

	(e)	Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on From 10-K for the fiscal year ending December 31, 2001.

	(f)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1992.

	(g)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1999.

	(h)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 1994.

	(i)	Incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2004.

	(j)	Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on form 10-K for the fiscal year ending December 31, 2001.

	(k)	Incorporated by reference to Exhibit 10.1 of the Registrant's Report on form 8-K filed November 16, 2005.

	(l)	Incorporated by reference to Exhibits 10.10 (Dupont) and 10.11 (Lakewood) of the Registrant's Annual Report on Form 10-K for the Fiscal year ending December 31, 2004.

	(m)	Incorporated by reference to Exhibit 99.1 of the Registrant's Report on form 8-K filed December 28, 2005.

{THIS PAGE INTENTIONALY LEFT BLANK}