Form 10-Q
period 2006-03-31
VENTURE FINANCIAL GROUP INC
filed 2006-05-15
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

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
721 College Street S.E., P.O. Box 3800, Lacey, WA 98509

Registrant's telephone number:	(360) 459-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                     X Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___                            Accelerated filer ___                    Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). __Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Outstanding at May 5, 2006
Common Stock	7,252,151

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (dollars in thousands)

ASSETS

	March 31, 2006	December 31, 2005
Cash and due from banks	$13,958	$16,791
Interest bearing deposits in other banks	1,641	1,308
Federal funds sold	21,890	6,230
Securities available-for-sale, at fair value	91,177	60,911
Investment in trusts	682	682
Federal Home Loan Bank stock, at cost	4,490	4,490
Loans held-for-sale	2,584	5,699

Loans	624,112	596,636
Allowance for credit losses	(8,705)	(8,434)
Net loans	615,407	588,202

Premises and equipment, net of accumulated depreciation	19,998	19,034
Foreclosed real estate	474	474
Accrued interest receivable	3,282	3,117
Cash surrender value of bank owned life insurance	16,980	16,655
Goodwill	25,131	25,257
Other intangible assets	1,179	1,251
Other assets	5,377	2,692

Total assets	$824,250	$752,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand deposits and non-interest bearing	$100,444	$99,161
Savings and interest bearing demand	186,231	189,419
Time certificates of deposit	297,797	225,448
Total deposits	584,472	514,028

Securities sold under agreement to repurchase	35,641	33,309
Short-term borrowings	55,537	68,489
Accrued interest payable	1,390	1,288
Long-term debt	40,000	30,000
Junior subordinated debentures	22,682	22,682
Other liabilities	6,756	6,843
Total liabilities	746,478	676,639

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares issued and outstanding: March 2006 -7,239,940;
December 2005 - 7,218,152	6,009	5,991
Additional paid-in capital	30,889	30,914
Retained earnings	42,685	40,879
Unearned Employee Stock Award	-	(104)
Advance to KSOP	(493)	(493)
Accumulated other comprehensive income (loss)	(1,318)	(1,033)
Total shareholders' equity	77,772	76,154

Total liabilities and shareholders' equity	$824,250	$752,793

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended
	March 31,
	2006	2005
INTEREST INCOME
Loans	$ 12,144	$ 7,995
Federal funds sold and deposits in banks	31	8
Investment securities	770	783

Total interest income	12,945	8,786

INTEREST EXPENSE
Deposits	3,158	1,164
Federal funds purchased	34	8
Short-term repurchase agreements and borrowings	346	217
Long-term repurchase agreements and debt	1,591	934

Total interest expense	5,129	2,323

Net interest income	7,816	6,463

PROVISION FOR CREDIT LOSSES	150	215
Net interest income after provision for credit losses	7,666	6,248

NON-INTEREST INCOME
Service charges on deposit accounts	940	735
Origination fees and gain on sales of loans	442	411
Other operating income	585	904

Total non-interest income	1,967	2,050

NON-INTEREST EXPENSES
Salaries and employee benefits	3,399	2,985
Occupancy and equipment	1,053	887
Amortization of intangible assets	72	28
Other	1,569	1,431

Total non-interest expenses	6,093	5,331

Income before provision for income taxes	3,540	2,967

PROVISION FOR INCOME TAXES	1,226	934

NET INCOME	$ 2,314	$ 2,033

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities arising during the period, net of tax	(172)	(641)
Minimum pension liability adjustment	(113)	-

COMPREHENSIVE INCOME	$ 2,029	$ 1,392

EARNINGS PER SHARE
Basic	$ 0.32	$ 0.31
Diluted	0.31	0.30

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)
Three Months Ended March 31, 2005 and 2006

					Unearned		Accumulated	Additional
					Employee	Advance	Other	minimum
	Number of	Common		Retained	Stock	To	Comprehensive	pension
	Shares	Stock	Surplus	Earnings	Award	KSOP	Income (Loss)	liability	Total
Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	--	--	$243	--	$57,840
Comprehensive Income
Net income	- -	- -	- -	2,033	--	--	- -	--	2,033
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax
(benefit) of ($330)							(641)		(641)
Comprehensive Income									1,392
Stock Options Exercised	43,450	36	233	- -	--	--	- -	--	269
Stock repurchased	(50,243)	(42)	(1,011)	- -	--	--	- -	--	(1,053)
Cash dividend ($0.07 per share)	- -	- -	- -	(426)	--	--	- -	--	(426)
Balance, March 31, 2005	6,520,714	$5,412	$17,695	$35,313	--	--	$(398)	--	$58,022

Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879	$(104)	$(493)	$(651)	$(382)	$76,154
Comprehensive Income
Net Income	- -	- -	- -	2,314	- -	- -	- -	--	2,314
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax
(benefit) of ($92)							(172)		(172)
Minimum pension liability adjustment, net of tax (benefit) of
($61)								(113)	(113)
Comprehensive Income									2,029
Stock options exercised	46,386	38	356	- -	- -	- -	- -	--	394
WAM acquisition	790	1	15	- -	- -	- -	- -	--	16
Common Stock repurchased	(25,388)	(21)	(487)	- -	- -	- -	- -	--	(508)
Compensation for stock options	--	--	40	--	--	--	--	--	40
Cash dividend ($0.07 per share)	- -	- -	- -	(508)	- -	- -	- -	--	(508)
Excess tax benefit from share-based payment arrangements	--	--	148	--	--	--	--	--	148
Reclassify unearned employee stock awards	--	--	(104)	--	104	--	--	--	--
Compensation for restricted stock awards	--	--	7	--	--	--	--	--	7
Balance, March 31, 2006	7,239,940	$6,009	$30,889	$42,685	--	$(493)	$(823)	$(495)	$77,772

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three months ended March 31
	2006	2005
Cash Flows from Operating Activities
Net Income	$ 2,314	$ 2,033
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	150	215
Depreciation and amortization	418	395
Income from mortgage loans sold	(442)	(411)
Increase in cash surrender value of life insurance	(134)	(183)
Restricted stock award compensation	7	- -
Increase in minimum employee pension	(113)	- -
Excess tax benefit from share-based payment arrangements	(148)	- -
Gain on sale of other real estate owned	- -	(300)
Other	(2,040)	(1,602)
Originations of loans held for sale	(19,707)	(10,741)
Proceeds from sales of loans held for sale	23,264	9,196
Net cash provided by operating activities	3,569	(1,398)

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(333)	2
Net (increase) decrease in federal funds sold	(15,660)	(5,255)
Purchases of securities available for sale	(35,613)	- -
Proceeds from maturities and prepayments of available-for-sale securities	5,094	2,494
Purchase of other equity securities	(100)	(14)
Net increase in loans	(27,583)	(18,675)
Proceeds from sale of other real estate	- -	600
Purchase of life insurance policies	(191)	- -
Additions to premises and equipment	(1,382)	(2,911)
Net cash used by investing activities	(75,768)	(23,759)

Cash Flows from Financing Activities
Net increase in deposits	70,444	32,773
Net increase (decrease) in repurchase agreements	2,332	(531)
Net increase (decrease) in short-term borrowings	(12,952)	(3,848)
Issuance of common stock for WAM Acquisition	16	- -
Exercise of stock options	394	269
Repurchase of common stock	(508)	(1,053)
Net increase (decrease) in long-term borrowings	10,000	- -
Excess tax benefits from share-based payment arrangements	148	- -
Payment of cash dividends	(508)	(426)
Net cash provided by financing activities	69,366	27,184

Net change in cash and due from banks	(2,833)	2,027

Cash and Due from Banks:
Beginning of period	16,791	13,796
End of period	$ 13,958	$ 15,823

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$ 5,027	$ 2,446
Taxes	- -	2,800

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	(172)	(641)

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including notes thereto, included in the Company's 2005 Annual Report to Shareholders. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results anticipated for the year ending December 31, 2006.

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

Certain prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or retained earnings as previously reported.

2. Stock Based Compensation

The Company's Stock Incentive Plan ("2004 Plan"), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. The outstanding restricted stock awards vest over a 4 year period with 25% of the shares vesting per year. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). At March 31, 2006, 42,500 option shares and 5,000 restricted stock award shares have been granted under this plan. 252,500 shares remain available for grant under the 2004 Plan. It is the Company's policy to issue new shares upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through a stock-based award program.

As permitted by Statement No. 123, prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock arrangements where the grant price was equal to market price on the date of grant. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 were provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) which permits public companies to adopt its requirements using the "modified prospective" method. Under the "modified prospective" method, the compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No.123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees and directors prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Beginning January 1, 2006 the Company began accounting for stock-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. There are assumptions used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and management's experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of March 31, 2006, and changes during the quarter then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000's)

Outstanding at January 1, 2006	117,042	285,715	402,757	$10.94
Granted	-	-	-	-
Exercised	(38,148)	(8,238)	(46,386)	$8.50
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2006	78,894	277,477	356,371	$11.23	6.07 years	$3,152
Exercisable at March 31, 2006	44,244	175,727	219,971	$9.16	4.98 years	$2,402

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

Under $7.00	92,244	4.36	$ 6.58	65,094	$ 6.48
$7.46 to $9.31	109,453	3.45	8.10	109,453	7.56
$10.00	39,000	3.15	10.00	39,000	10.00
$13.19 to $13.67	67,360	6.94	13.43	44,410	13.31
$15.33	52,200	8.30	15.33	8,400	15.33
$19.25	42,500	9.31	19.25	-	19.25

	402,757			266,357

The following summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

Under $7.00	80,067	5.37	$ 6.62	53,157	$ 6.53
$7.46 to $9.31	83,428	4.15	8.01	83,188	8.01
$10.00	39,000	2.90	10.00	39,000	10.00
$13.19 to $13.67	59,176	7.94	13.46	36,226	13.33
$15.33	52,200	8.05	15.33	8,400	15.33
$19.25	42,500	9.06	19.25	-	19.25

	356,371			219,971

No options were granted during the first quarter of 2006. The weighted average fair value of options granted during 2005 was $5.02. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $537,000 and related tax benefit of $148,000.

A summary of the status of the Company's nonvested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006, is presented below:

Weighted
Average
	Director	Employee	Total	Grant Date
Nonvested Shares	Shares	Shares	Shares	Fair Value

Nonvested at January 1, 2006	34,650	101,750	136,400	$3.95
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested At March 31, 2006	34,650	101,750	134,400	$3.95

As of March 31, 2006 there was $171,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $0 because no shares vested during the quarter.

The table below illustrates the effect on net income and earnings per share for the Company applying the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment to stock-based compensation awards granted on or after January 1, 1995 for the period ended March 31, 2006. The table also illustrates on a pro forma basis the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards granted on or after January 1, 1995 for the period ended March 31, 2005:

	Three Months Ended March 31
	(dollars in thousands, except per share data)

	2006	2005
Net income, as reported	$2,314	$2,033
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	-	$39
Actual Pro forma net income	-	$1,994
Earnings per Share
Basic:
As reported	$ .32	$ .31
Pro forma	.32	.31
Diluted:
As reported	.31	.30
Pro forma	.31	.30

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period. Accordingly, compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements in the first quarter of 2006. Compensation expense is now measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

4. Pension and Other Postretirement Benefit Plans

Effective January 1, 2005 we replaced the Company's Salary Continuation Plans and adopted the Supplemental Executive Retirement Plan (SERP), which is a defined benefit pension plan. The SERP is a master nonqualified retirement plan covering a select group of employees. On an annual or more frequent basis, the SERP is analyzed on an actuarial basis to determine the necessary amounts to expense to cover the plan obligations. Prior to 2005 the liability to individual employees was based on their individual agreements and now is accounted for on a group basis. There are no assets that belong to this plan.

Net periodic expense for the defined benefit pension plan for the first quarter of 2005 is not available. However, net periodic expense for the defined benefit pension plan for the year ended December 31, 2005 and for the quarter ending March 31, 2006 was as follows:

		For the three months	For the year
		ended March 31, 2006	ended December 31, 2005

	Service cost	$134,191	$455,910
	Interest cost	64,283	222,098
	Expected return on plan assets	-	-
	Amortization of Net Obligation at Transition	-	-
	Amortization of Prior Service Cost	-	-
	Recognized Net Actuarial (Gain)/Loss	5,526	167,970

	Net Periodic Benefit Cost	$204,000	$845,978

5.	Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume that all dilutive stock options outstanding are issued such that their dilutive effect is maximized.

	Three Months Ended
	March 31,
	(dollars in thousands except per
	share data)
	2006	2005
Basic EPS computation
Numerator - Net Income	$ 2,314	$ 2,033

Denominator - Weighted Average
common shares outstanding	7,215,485	6,531,379
Basic EPS	$ 0.32	$ 0.31

	Three Months Ended
	March 31,
	(dollars in thousands except per
	share data)
	2006	2005
Diluted EPS computation
Numerator - Net Income	$ 2,314	$ 2,033
Denominator - Weighted average
common shares outstanding	7,215,485	6,531,379
Effect of dilutive stock options	149,791	199,548
Weighted average common shares
and common stock equivalents	7,365,276	6,730,927
Diluted EPS	$ 0.31	$ 0.30

6. Cash Dividends

On January 18, 2006, the Company declared a quarterly cash dividend of $0.07 cents per share payable on February 10, 2006 to shareholders of record on January 30, 2006. Subsequent to the first quarter ending March 31, 2006, on April 19, 2006, the Company declared a quarterly cash dividend of $0.07 cents per share payable on May 12, 2006 to shareholders of record as of May 1, 2006.

7. Purchase of Washington Commercial Bancorp (WCB), parent company of Redmond National Bank

The Company merged with WCB on September 2, 2005 in an acquisition accounted for under the purchase method of accounting. WCB's wholly owned subsidiary Redmond National Bank merged with and into Venture Bank. This merger continued the Company's expansion into King County. The aggregate purchase price was $26 million. Total assets, loans and deposits of WCB on the date of acquisition were $131,840,000, $107,133,000 and $86,894,000, respectively.

8. Purchase of Washington Asset Management Tacoma, LLC

On March 8, 2004 Venture Wealth Management, a wholly owned subsidiary of Venture Bank, purchased Washington Asset Management Tacoma, LLC (WAM). The purchase price was $200 thousand. $126 thousand was paid in cash at closing and the balance of $74 thousand was scheduled to be paid in VFG common stock in three equal annual installments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries' operating results and financial condition for the first three months of and period ended March 31, 2006. When warranted, comparisons are made to the same period in 2005, and to the previous year ended December 31, 2005. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2005, which contains additional statistics and explanations. All dollars in tables, except per share data, are expressed in thousands.

Overview and Highlights

The first quarter of 2006 was a record first quarter for the Company in terms of net income, asset growth, loan growth and deposit growth. In addition, the Company broke ground at the new Dupont administrative offices and finalized the purchase of the property that will house the new Hawks Prairie financial center in Lacey.

The continued rising interest rate environment and flat yield curve has a direct effect on the Company's operations. Compression of interest rate margins and the challenges faced in gathering core deposits continue to put pressure on the Company earnings and growth and affect the banking industry as a whole. The Company continues to manage, monitor and measure the inherent interest rate risk in its balance sheet. Management is actively managing the balance sheet and changing the mix of assets. The balance sheet diversification is intended to add more liquidity, pledging capacity, income, while maximizing the use of Company capital.

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

Financial Condition

General

The Company's consolidated assets at March 31, 2006 totaling $824,250,000 represents a 9.5% or $71,457,000 increase from December 31, 2005 assets totaling $752,793,000. This increase is represented primarily by a $45,926,000 increase in Federal Funds Sold and Securities Available for Sale. Loans and loans held for sale increased by $24,361,000.

Loans and loans held for sale

Loans and loans held for sale have increased $24,361,000 or 4% as of March 31, 2006 compared to December 31, 2005. The balance of the growth has been focused in residential real estate and real estate construction lending.

The composition of the loan portfolio was as follows (dollars in thousands):
	March 31, 2006	December 31, 2005

Commercial	$ 64,926	$ 74,518
Real Estate
Residential 1-4	35,848	15,777
Commercial	275,363	310,284
Construction	235,447	187,514
Consumer	12,528	8,543
Total Loans	624,112	596,636
Loans Held for Sale	2,584	5,699
Total Loans and Loans Held for Sale	$626,696	$602,335

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90-days past due, and other non-performing assets increased since December 31, 2005 by $869,000 as shown in the following table of non-performing assets (dollars in thousands):

	March 31, 2006	December 31, 2005

Non-accrual loans	$ 3,094	$ 2,186
Accruing loans past due 90 days or more	2	41
Foreclosed real estate	474	474
Other assets	0	0

	$ 3,570	$ 2,701

The percentage of non-performing loans to total loans increased to 0.50% on March 31, 2006 from 0.37% on December 31, 2005. Non-accrual loans increased $908,000 during the first three months of 2006, while loans past due 90 days or more and still accruing decreased $39,000 during the same period. The increase in non-accrual loans was mainly due to the addition of one unsecured loan for $750,000 added in the first quarter 2006. For the repayment of the one unsecured loan of $750,000, management is relying on the underlying strength of the guarantors to repay the debt and believes that the loan is collectible.

We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower's financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loans.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans, and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at March 31, 2006, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. State and federal regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses increased $271,000 for the first three months of 2006, with the ratio of the allowance for credit losses to loans ending at 1.39% on March 31, 2006 compared to 1.41% on December 31, 2005. During the first three months, the allowance increase can be attributed to an additional $150,000 added to the reserve for potential losses plus net recoveries for the quarter of $121,000. The allowance for credit losses to nonperforming loans was 281.17% on March 31, 2006, compared to 378.72% on December 31, 2005. Management believes the allowance is at an appropriate level.

Investment Portfolio

Investment securities increased $30,266,000, or 49.69% during the first three months of 2006 to a total of $91,177,000. The increase in securities available for sale is due to the purchase of $35,613,000 in securities offset by maturities and principal pay downs of $5,094,000.

Premises and Equipment

Premises and equipment increased by $964,000 or 5.06% in the first three months of 2006. This increase is mainly attributable to $867,000 used to purchase land to be used for a future financial center in Hawks Prairie.

Deposits and Borrowings

Total deposits increased $70,444,000 or 13.70% to $584,472,000 in the three months ended March 31, 2006 compared to $514,028,000 at December 31, 2005. Of this increase, $54,515,000 was in wholesale funding. These funds were acquired to fund loan growth and purchase securities available for sale.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. Internal sources include overnight investments in interest bearing deposits in banks, federal funds sold and available for sale investment securities. At March 31, 2006, cash, deposits in banks, federal funds sold and securities available for sale totaled $128,666,000. External sources refer to the ability to access new deposits, new borrowings and capital. They include increasing savings and demand deposits, certificates of deposit, federal funds purchased, short and long term borrowings, and the issuance of capital and debt securities. At March 31, 2006, short and long term borrowing lines of credit totaled $178,104,000. These credit facilities are being used regularly as a source of funds. At March 31, 2006, $85,000,000 was borrowed against these lines of credit in the form of short and long term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2006 contributed $3,569,000 to liquidity while the operating activities for the three months ended March 31, 2005 used $1,398,000. The majority of the cash provided from operating activities for the first three months of 2006 was contributed from net income in the amount of $2,314,000. Cash flow from investing activity used cash of $75,768,000 for the three months ended March 31, 2006 compared to $23,759,000 for the same period in 2005. Cash used to fund investment activities during the first three months of 2006 included an increase in net loans of $27,583,000, an increase of federal funds sold of $15,660,000, the purchase of securities available for sale of $35,613,000, and addition of premises and equipment of $1,382,000. The addition to premises and equipment is comprised primarily of the acquisition of land for a future financial center in Hawks Prairie. Certain investment activities also provided cash during the first three months including $5,094,000 from cash pay downs on mortgage back securities, matured securities and securities called. Cash flow from financing activities provided cash of $69,366,000 as of March 31, 2006 compared to $27,184,000 during the same period in 2005. The substantial majority of cash provided came from the increase in net deposits of $70,444,000, an increase in long term borrowings of $10,000,000, an increase in repurchase agreements of $2,332,000 and the sale of common stock in the amount of $410,000. These monies were partially used to fund financing activities including the repurchase of common stock in the amount of $508,000, the reduction of short term borrowings of $12,952,000 and the payment of cash dividends of $508,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On November 15, 2005 the Company's Board of Directors authorized 200,000 shares for a stock repurchase program, or approximately 3% of the then issued and outstanding shares. This plan commenced on January 1, 2006 and has an expiration date of May 15, 2007. As of March 31, 2006 the Company had repurchased 25,388 shares under this plan at a cost of $508,000, at an average price of $20.01.

Management believes that the Company's liquidity position at March 31, 2006 was adequate to fund ongoing operations.

Capital

Consolidated capital of the Company increased $1,618,000 or 2.12% during the first three months of 2006. The net income for the first three months and its corresponding increase to retained earnings increased capital by $2,314,000, stock options exercised for the three months totaled $394,000 and stock issued for the purchase of Venture Wealth Management totaled $16,000. Other increases included a $40,000 increase due to the adoption of SFAS 123(R), a $148,000 increase for the tax benefit recognized from the exercise of non qualified stock options and a $7,000 increase in unearned employee stock awards. Capital decreases were the result of $508,000 in stock repurchased under board approved plans, a decrease in the market value of securities available for sale of $172,000, quarterly cash dividends paid to shareholders totaling $508,000, and a change in the additional minimum pension liability of $113,000.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) to total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 2006 the Company's leverage ratio was 10.14%, compared to 12.01% at year-end 2005. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At March 31, 2006 the Company's Tier I capital ratio was 9.41%, and total capital was 10.50% . At December 31, 2005 the Company's Tier I capital ratio was 9.37% and the total capital ratio was 10.46% .

On March 5, 2005 the Federal Reserve Banking System adopted a regulation that mandates the maximum amount of Trust Preferred Securities that may be included in the Company's Tier 1 Capital calculation. This regulation has a phase in period with final compliance required by March 31, 2009. The Company's capital calculations are done in accordance with this regulation and the entire issued amount of Trust Preferred Securities, or junior subordinated debentures, qualified as Tier 1 Capital for regulatory capital purposes. We retain the ability to issue additional Trust Preferred Securities and have such securities qualify as Tier 1 Capital under the new rules.

Results of Operations
General

Net income for the three months ended March 31, 2006 increased 13.82% to $2,314,000 compared to $2,033,000 for the same period in 2005. The increase in net income can be attributed to an increase in loan interest and fee income, an increase in fed funds sold interest, an increase in interest income from interest bearing deposits at other institutions and an increase in non-interest income. This positive impact to net income was offset by an increase in interest expense and an increase in non-interest expense. A portion of the increases from first quarter 2006 as compared to first quarter 2005 can be attributed to the purchase of Redmond National Bank.

Interest income for the three months ended March 31, 2006 increased $4,159,000, or 47.34%, from the same period in the prior year. An increased volume of earning assets provided $3,531,000 of interest income for the first three months and an increase in earnings rate on these assets provided another $628,000 in interest income. Average earning assets for the first three months of 2006 were $181,772,000 or 35.61% higher than in the same period of 2005. The average rate earned on assets increased to 7.58% for the first three months of 2006 from 6.98% for the same period in 2005, an increase of 60 basis points.

Total interest expense for the three months ended March 31, 2006 increased $2,806,000, or 120.79%, from the comparable period in the prior year. Increased volume of interest bearing liabilities resulted in $1,262,000 in additional interest expense while a 134 basis point increase in the cost of these funds resulted in an additional $1,544,000 interest expense when compared to the previous year.

The net effect of the above is an increase in net interest income of $1,353,000, or 20.93%, for the three months ended March 31, 2006 compared to the same period in 2005.

The net interest margin decreased by 55 basis points to 4.58% from 5.13% in the first three months of 2006 compared to the same period in 2005, as the average cost of funds increased at a more rapid rate than the average rates earned on the Company's earning assets.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31 (dollars in thousands):

		2006			2005

		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Yields	Balance	(Expense)	Yields

Earning Assets:
Loans (Interest and fees)[1]	$615,923	$12,144	8.00%	$436,927	$7,995	7.42%
Federal funds sold and interest
bearing deposits	3,851	31	3.26%	1,450	8	2.24%
Investment securities[2]	72,492	770	4.31%	72,117	783	4.40%
Total earning assets
and interest income	$692,266	12,945	7.58%	510,494	$8,786	6.98%
Interest bearing liabilities:
Deposits:

Savings and interest bearing
demand	$183,115	$(729)	1.61%	155,054	$(430)	1.12%
Time deposits	236,808	(2,429)	4.16%	112,514	(734)	2.65%
Total interest bearing deposits	$419,923	$(3,158)	3.05%	$267,568	$(1,164)	1.76%
Other borrowings	162,963	(1,971)	4.91%	155,587	(1,159)	3.02%
Total interest bearing liabilities
and interest expense	$582,886	$(5,129)	3.57%	$423,155	$(2,323)	2.23%

Net interest income		$7,816			$6,463
Net interest margin as a percent
of average earning assets:			4.58%			5.13%

An analysis of the change in net interest income is as follows for the three months ended March 31 (dollars in thousands):

	2006 compared to 2005
	Increase (decrease) due to

	Volume	Rate	Net

Interest earned on:
Loans[3]	$ 3,489	$ 660	$ 4,149
Federal Funds sold and deposits in banks	18	5	23
Investment securities	24	(37)	(13)
Total interest income	3,531	628	4,159
Interest paid on:
Savings, NOW and MMA	88	211	299
Time Deposits	1,117	578	1,695
Other borrowings	57	755	812
Total Interest expense	1,262	1,544	2,806
Net Interest income	$ 2,269	$ (916)	$ 1,353

(1)	Average loan balance includes non accrual loans.
(2)	The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt loans and investments.
(3)	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the first quarter of 2006 was $1,967,000 which is a reduction of 4.0% or $83,000 compared to $2,050,000 in the first quarter of 2005. Excluding our one-time $300,000 gain on the sale of OREO in the first quarter of 2005, non-interest income increased in the first quarter of 2006 as compared to the first quarter of 2005 by $217,000 or 12.4% . The major components of non-interest income include salable mortgage loan fee income, service charge income, and other income. In spite of continued rising interest rates in the marketplace, residential mortgage volume remained strong providing fee income of $442,000 for the first quarter of 2006 as compared to $411,000 for the first quarter of 2005. Service charge income of $940,000 for the first quarter of 2006 compares to $735,000 for the first quarter 2005. This significant 27.9% increase is partially attributed to the purchase of Redmond National Bank and the related increase in deposit accounts. Other non-interest income for the first quarter of 2006 was $585,000, virtually unchanged in the first quarter of 2006 from the first quarter of 2005 level of $904,000 when excluding our one-time $300,000 gain on the sale of OREO.

Total non-interest expense increased by $762,000 or 14.3% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. All of the components of non-interest expense (salaries and benefits, occupancy, and other expenses) increased comparing the three months ended March 31, 2006 to the same period ending March 31, 2005. The increases are primarily attributed to the costs associated with the new financial centers in Redmond and Lakewood.

Business Segment Reporting

The Company is now managed as a whole, not by discrete operating segments. The Company was formerly managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through the Bank's 17 offices in Washington State. Formerly, the small loan division provided small, short-term consumer loans to customers in Arkansas and Alabama through Marketing and Servicing Agreements with Advance America. Effective July 1, 2005 the Bank terminated its relationship with Advance America and no longer offered small short-term consumer loans.

When the Company began offering small loans, the Company began managing by discrete operating segments. Its operating results were segregated in the general ledger system to better manage financial performance. The financial performance of the business lines were measured by the Company profitability reporting process, which utilized various management accounting techniques to more accurately reflect each business lines financial results. Revenues and expenses were primarily assigned directly to business lines.

The organizational structure of the Company and its business line financial results were not necessarily comparable across companies. As such, the Company business line performance was not directly comparable with similar information from other financial institutions.

Financial highlights by line of business as of, and for the quarters ending March 31 were as follows:

Three months ended March 31, 2006	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$7,666	$--	$7,666
Non-interest income	1,967	--	1,967
Non-interest expense	6,093	--	6,093
Income taxes	1,226	--	1,226
Net Income	$2,314	$--	$2,314
Total assets	$824,250	$--	$824,250
Total Loans	$624,112	$--	$624,112

Three months ended March 31, 2005	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$5,875	$373	$6,248
Non-Interest income	2,038	12	2050
Non-Interest expense	5,298	33	5,331
Income taxes	787	147	934
Net Income	$1,828	$205	$2,033
Total assets	$574,517	$3,664	$578,181
Total Loans	$444,986	$2,747	$447,733

Item 3 Quantitative and Qualitative Disclosures About Market Risk

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2005. For additional information, refer to the Company annual report on Form 10-K for the year ended December 31, 2005. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, known as an "interest sensitivity gap", at a point in time that are subject to repricing at various time horizons. The table below sets forth the interest sensitivity gaps for assets and liabilities repricing within one year, between one to five years and after five years.

	Interest Rate Gap Analysis
	March 31, 2006

		Repricing Intervals
		(dollars in thousands)
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

Loans	$367,148	$193,836	$63,128	$624,112
Securities:
Available for sale	6,076	38,278	43,581	87,935
Federal funds sold	21,890	- -	- -	21,890
Interest bearing deposits in banks	1,641	- -	- -	1,641
Total Earning Assets	$396,755	$232,114	$106,709	$735,578
Deposits:
Savings and interest bearing demand	$186,231	$ - -	$ - -	$186,231
Time deposits	204,734	93,063	- -	297,797
Repurchase agreements	35,641	- -	- -	35,641
Short term borrowings	55,537	- -	- -	55,537
Long term debt	- -	40,000	22,682	62,682

Total Interest Bearing Liabilities	$482,143	$133,063	$22,682	$637,888

Net Interest Rate Sensitivity Gap	$(85,388)	$99,051	$84,027	$97,690

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Chief Financial Officer have concluded that VFG's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG' s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the first quarter ended March 31, 2006, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Due to the nature of banking, we are involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 1A Risk Factors

There are no material changes to the Company's risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

(c)	Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
January 1, 2006 through
January 31, 2006	3,728	$20.05	3,728	196,272

Month #2
February 1, 2006 through
February 28, 2006	17,525	$20.01	17,525	178,747

Month #2
March 1, 2006 through
March 31, 2006	4,135	$19.99	4,135	174,612

Total	25,388	$20.01	25,388	174,612

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
September 16, 2004	September 22, 2004	200,000	December 31, 2005
November 15, 2005	February 27, 2006	200,000	May 15, 2007

Total		812,500

Item 4 Submission of Matters of a Vote of Security Holders

Not Applicable

Item 6 Exhibits

3.1   Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed May 16, 2005)

3.2   Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant Annual Report on Form 10-K for the Fiscal year ending December 31, 2001; SEC Accession No. 0001104659-02-001200, filed April 1, 2002

31.1 Certifications of the Chief Executive Officer

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

VENTURE FINANCIAL GROUP, INC.
(Registrant)
Date: May 12, 2006	By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
President, Chief Executive Officer

	By:	/s/ Sandra L. Sager
Sandra L. Sager, CPA
EVP, Chief Financial Officer