Form 10-Q
period 2006-06-30
VENTURE FINANCIAL GROUP INC
filed 2006-08-11
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to  _________

Commission File Number 0-24024

VENTURE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	91 -1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

721 College Street S.E., P.O. Box 3800, Lacey, WA 98509
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

Large accelerated filer ___                                           Accelerated filer ___                                  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Outstanding at August 8, 2006
Common Stock	7,168,190

Item 1. Financial Statements

     VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (dollars in thousands)

ASSETS

	June 30, 2006	December 31, 2005

Cash and due from banks	$19,882	$16,791
Interest bearing deposits in other banks	258	1,308
Federal funds sold	14,355	6,230
Securities available-for-sale, at fair value	145,154	60,911
Investment in trusts	682	682
Federal Home Loan Bank stock, at cost	4,490	4,490
Loans held-for-sale	5,519	5,699

Loans	660,064	596,636
Allowance for credit losses	(8,110)	(8,434)
Net loans	651,954	588,202

Premises and equipment, net of accumulated depreciation	22,455	19,034
Foreclosed real estate	474	474
Accrued interest receivable	3,810	3,117
Cash surrender value of bank owned life insurance	17,165	16,655
Goodwill	24,902	25,257
Other intangible assets	1,108	1,251
Other assets	5,061	2,692

Total assets	$917,269	$752,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand deposits and non-interest bearing	$104,145	$99,161
Savings and interest bearing demand	259,466	189,419
Time certificates of deposit	348,092	225,448
Total deposits	711,703	514,028

Securities sold under agreement to repurchase	41,397	33,309
Short-term borrowings	26,513	68,489
Accrued interest payable	1,511	1,288
Long-term debt	30,000	30,000
Junior subordinated debentures	22,682	22,682
Other liabilities	6,687	6,843
Total liabilities	840,493	676,639

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares issued and outstanding: June 2006 -7,194,047;
December 2005 - 7,218,152	5,971	5,991
Additional paid-in capital	30,060	30,914
Retained earnings	44,701	40,879
restricted stock award	-	(104)
Advance to KSOP	(493)	(493)
Accumulated other comprehensive income (loss)	(3,463)	(1,033)
Total shareholders' equity	76,776	76,154

Total liabilities and shareholders' equity	$917,269	$752,793

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2006	2005	2006	2005
INTEREST INCOME
Loans	$13,662	$ 8,700	$25,806	$16,695
Federal funds sold and deposits in banks	120	48	151	54
Investment securities	1,722	743	2,492	1,528

Total interest income	15,504	9,491	28,449	18,277

INTEREST EXPENSE
Deposits	4,978	1,457	8,136	2,621
Federal funds purchased	128	16	162	24
Short-term repurchase agreements and borrowings	977	834	2,047	1,650
Long-term repurchase agreements and debt	952	516	1,819	851

Total interest expense	7,035	2,823	12,164	5,146

Net interest income	8,469	6,668	16,285	13,131

PROVISION FOR CREDIT LOSSES	150	338	300	553
Net interest income after provision for credit losses	8,319	6,330	15,985	12,578

NON-INTEREST INCOME
Service charges on deposit accounts	1,039	859	1,979	1,594
Origination fees and gain on sales of loans	440	435	882	846
Other operating income	804	709	1,389	1,613

Total non-interest income	2,283	2,003	4,250	4,053

NON-INTEREST EXPENSES
Salaries and employee benefits	3,441	2,911	6,840	5,896
Occupancy and equipment	1,039	858	2,092	1,745
Amortization of intangible assets	71	27	143	55
Other	2,008	1,594	3,577	3,025

Total non-interest expenses	6,559	5,390	12,652	10,721

Income before provision for income taxes	4,043	2,943	7,583	5,910

PROVISION FOR INCOME TAXES	1,414	907	2,640	1,841

NET INCOME	$2,629	$ 2,036	$ 4,943	$ 4,069

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities arising	(1,982)	(641)	(2,193)	(257)
during the period, net of tax
Minimum pension liability adjustment	(124)	-	(237)	-

COMPREHENSIVE INCOME	$523	$1,395	$ 2,513	$ 3,812

EARNINGS PER SHARE
Basic	$0.37	$0.31	$ 0.69	$ 0.62
Diluted	0.36	0.30	$ 0.67	$ 0.61

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)
Six Months Ended June 30, 2005 and 2006

							Accumulated	Additional
	Number of	Common		Retained	Restricted	Advance	Other	minimum
	Shares	Stock	Surplus	Earnings	Stock	To	Comprehensive	pension	Total
					Award	KSOP	Income (Loss)	liability
Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	- -	- -	$243	- -	$57,840
Comprehensive income:
Net income	- -	- -	- -	4,069	- -	- -	- -	- -	4,069
Other comprehensive income, net of tax	- -	- -	- -	- -	- -	- -	- -	- -	- -
Change in fair value of securities available for sale, net of tax
(benefit) of ($330)	- -	- -	- -	- -	- -	- -	(257)	- -	(257)
Comprehensive Income	- -	- -	- -	- -	- -	- -	- -	- -	3,812
Stock options exercised	148,865	124	908	- -	- -	- -	- -	- -	1,032
Stock issued for purchase of WAM	1,612	1	32	- -	- -	- -	- -	- -	33
Stock repurchased	(82,512)	(69)	(1,613)	- -	- -	- -	- -	- -	(1,682)
Cash dividend ($0.14 per share)	- -	- -	- -	(889)	- -	- -	- -	- -	(889)
Balance, June 30, 2005	6,595,472	$5,474	$17,800	$36,886	- -	- -	$(14)	- -	$60,146

Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879	$(104)	$(493)	$(651)	$(382)	$76,154
Comprehensive income:
Net income	- -	- -	- -	4,943	- -	- -	- -	- -	4,943
Other comprehensive income, net of tax	- -	- -	- -	- -	- -	- -	- -	- -	- -
Change in fair value of securities available for sale, net of tax
(benefit) of ($92)	- -	- -	- -	- -	- -	- -	(2,193)	- -	(2,193)
Minimum pension liability adjustment, net of tax (benefit) of
($61)	- -	- -	- -	- -	- -	- -	- -	(237)	(237)
Comprehensive Income	- -	- -	- -	- -	- -	- -	- -	- -	2,513
Stock options exercised	64,040	53	525	- -	- -	- -	- -	- -	578
Stock Issued for purchase of WAM	1,612	2	29	- -	- -	- -	- -	- -	31
Common stock repurchased	(90,507)	(76)	(1,732)	- -	- -	- -	- -	- -	(1,808)
Restricted stock award	750	1	14	(15)	- -	- -	- -	- -	- -
Compensation expense for stock options	- -	- -	108	- -	- -	- -	- -	- -	108
Cash dividend ($0.14 per share)	- -	- -	- -	(1,016)	- -	- -	- -	--	(1,016)
Excess tax benefit from share-based payment arrangements	- -	- -	202	- -	- -	- -	- -	- -	202
Reclassify restricted stock awards	- -	- -	- -	(104)	104	- -	- -	- -	- -
Compensation for restricted stock awards	- -	- -	- -	14	- -	- -	- -	- -	14
Balance, June 30, 2006	7,194,047	$5,971	$30,060	$44,701	- -	$(493)	$(2,844)	$(619)	$76,776

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net Income	$ 4,943	$ 4,069
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	300	553
Depreciation and amortization	834	785
Income from mortgage loans sold	(882)	(846)
Increase in cash surrender value of life insurance	(319)	(310)
Compensation expense for share options	108	- -
Restricted stock award compensation	14	- -
Increase in minimum employee pension	(237)	- -
Excess tax benefit from share-based payment arrangements	(202)	- -
Gain on sale of other real estate owned	- -	(300)
Other	(480)	(3,163)
Originations of loans held for sale	(40,273)	(27,201)
Proceeds from sales of loans held for sale	41,335	27,466
Net cash provided by operating activities	5,141	1,053

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	1,050	(619)
Net increase in federal funds sold	(8,125)	(11,350)
Purchases of securities available for sale	(101,387)	(2,117)
Proceeds from maturities and prepayments of available-for-sale securities	9,130	6,194
Proceeds from sales of securities available for sale	4,936	- -
Purchase of other equity securities	(100)	(14)
Net increase in loans	(64,882)	(25,691)
Proceeds from sale of other real estate	- -	600
Purchase of life insurance policies	(191)	- -
Additions to premises and equipment	(4,255)	(3,610)
Net cash used by investing activities	(163,824)	(36,607)

Cash Flows from Financing Activities
Net increase in deposits	197,675	62,026
Net increase (decrease) in repurchase agreements	8,088	(5,575)
Net decrease in short-term borrowings	(41,976)	(52,463)
Issuance of common stock for WAM Acquisition	31	- -
Exercise of share options	578	1,065
Repurchase of common stock	(1,808)	(1,682)
Net increase in long-term borrowings	- -	34,000
Excess tax benefits from share-based payment arrangements	202	- -
Payment of cash dividends	(1,016)	(889)
Net cash provided by financing activities	161,774	36,482

Net change in cash and due from banks	3,091	928

Cash and Due from Banks:
Beginning of period	16,791	13,796
End of period	$19,882	$14,724

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$11,941	$ 4,922
Taxes	2,722	5,075

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	(2,193)	(257)

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including notes thereto, included in the Company's 2005 Annual Report to Shareholders. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results anticipated for the year ending December 31, 2006.

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

2. Share Based Compensation

On June 30, 2006, the Company had one active share based compensation plan which is described below. The compensation cost that has been charged to income year-to-date in 2006 for both stock options and restricted stock grants is $121,077. The total income tax benefits recognized in the income statement for share based compensation arrangements in 2006 is $190,089.

The Company's Stock Incentive Plan ("2004 Plan"), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There are two outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. The other award for 750 shares cliff vests over a 2 year period with all shares vesting at the end of 2 years. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2006, 99,750 option shares and 5,750 restricted stock award shares have been granted under the Plan since Plan inception. At June 30, 2006, 1,400 shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. 195,900 shares remain available for grant under the 2004 Plan. It is the Company's policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

As permitted by Statement No. 123, prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock arrangements where the grant price was equal to market price on the date of grant. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 were provided in accordance with SFAS No. 123, Accounting for Share-Based Compensation.

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

Beginning January 1, 2006 the Company began accounting for stock-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and management's experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004	2003
Expected volatility	23.90%	24.32%	19.37%	22.60%
Expected dividends	1.40%	2.33%	1.58%	1.80%
Expected term (in years)	6.5 years	7 years	7 years	7 years
Risk-free rate	4.92%	4.38%	3.89%	3.60%

The weighted average fair value of options granted during 2006, 2005, 2004, and 2003 was $6.03, $5.02, $3.70, and $3.41, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted by the Company during 2006, 2005, 2004, and 2003 are 20% vested on each of the five subsequent anniversaries of the grant date. Options granted by Washington Commercial Bancorp were all vested effective as of the date of the merger, September 2, 2005 and therefore will not be expensed subsequent to the merger but were added to goodwill. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Actual forfeited shares and the related compensation expense of those shares is taken out at the time of forfeiture. Management's estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of June 30, 2006, and changes during the quarter then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000's)

Outstanding at January 1, 2006	117,042	285,715	402,757	$10.94
Granted 1st quarter 2006	-			-
Exercised 1st quarter 2006	(38,148)	(8,238)	(46,386)	$8.50
Forfeited or expired 1st quarter	-
2006
Outstanding at March 31, 2006	78,894	277,477	356,371	$11.23	6.07 years	$3,154
Exercisable at March 31, 2006	44,244	175,727	219,971	$9.16	4.98 years	$2,402
Granted 2nd quarter 2006	5,250	51,500	56,750	$20.00
Exercised 2nd quarter 2006	(6,871)	(10,783)	(17,654)	$10.47
Forfeited or expired 2nd quarter	(5,400)	(300)	(5,700)	$11.85
2006
Outstanding at June 30, 2006	71,873	317,894	389,767	$12.53	6.36 years	$2,810
Exercisable at June 30, 2006	45,743	186,344	232,087	$9.07	4.92 years	$2,474

The aggregate intrinsic value that is calculated for the total outstanding shares at June 30, 2006 does not include the second quarter 2006 grants at $20.00 per share because they are out of the money. The weighted average price of the stock for June, 2006 (fair market value) is $19.73 per share. The intrinsic value is the fair market value times the total shares less the exercise price times the total shares.

The total intrinsic value of options exercised during 2006 was $684,391 (64,040 shares times $19.73 less the cost of exercise to the recipient, $579,118) with a related tax benefit of $196,841.

The following summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

Under $7.00	63,476	5.39	$ 6.66	49,826	$ 6.62
$7.67 to $9.31	88,449	3.74	$ 7.95	88,449	$ 7.95
$10.00	39,000	2.65	$10.00	39,000	$10.00
$13.19 to $13.67	51,442	7.68	$13.46	29,842	$13.32
$15.33	49,350	7.80	$15.33	16,950	$15.33
$19.25	41,300	8.81	$19.25	8,020	$19.25
$20.00	56,750	9.81	$20.00	-	-

	389,767	6.36	$12.56	232,087	$9.07

A summary of the status of the Company's nonvested shares as of June 30, 2006 and changes during the quarters ended March 31, 2006 and June 30, 2006, is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Nonvested Shares	Shares	Shares	Shares	Fair Value

Nonvested at January 1, 2006	34,650	101,750	136,400	$3.95
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested At March 31, 2006	34,650	101,750	136,400	$3.95
Granted	5,250	51,500	56,750	$6.03
Vested	(8,820)	(21,400)	(30,220)	$3.62
Forfeited	(4,950)	(300)	(5,250)	$3.29
Nonvested At June 30, 2006	26,130	131,550	157,680	$4.67

As of June 30, 2006 there was $470,531 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the quarter ended June 30, 2006 was $109,254.

The table below illustrates the effect on net income and earnings per share for the Company applying the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment to stock-based compensation awards granted on or after January 1, 1995 for the period ended June 30, 2006. The table also illustrates on a pro forma basis the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Share-Based Compensation, to stock-based compensation awards granted on or after January 1, 1995 for the period ended June 30, 2005:

	Six Months Ended June 30
	(dollars in thousands, except per share data)

	2006	2005
Net income, as reported	$4,943	$4,069
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	NA	$98
Actual Pro forma net income	NA	$3,971
Earnings per Share
Basic:
As reported	$ .69	$ .62
Pro forma	NA	.61
Diluted:
As reported	.67	.61
Pro forma	NA	.59

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

4. Pension and Other Postretirement Benefit Plans

Effective January 1, 2005 we replaced the Company's Salary Continuation Plans and adopted the Supplemental Executive Retirement Plan (SERP), which is a defined benefit pension plan. The SERP is a master nonqualified retirement plan covering a select group of employees. On an annual or more frequent basis, the SERP is analyzed on an actuarial basis to determine the necessary amounts to expense to cover the plan obligations. Prior to 2005 the liability to individual employees was based on their individual agreements and now is accounted for on a group basis. The SERP has no assets.

Net periodic expense for the SERP for the first quarter of 2005 is not available. However, net periodic expense for the SERP for the year ended December 31, 2005 and for the six months ending June 30, 2006 was as follows:

	For the six months	For the year
	ended June 30, 2006	ended December 31, 2005

Service cost	$287,638	$455,910
Interest cost	137,791	222,098
Expected return on plan assets	-	-
Amortization of Net Obligation at Transition	-	-
Amortization of Prior Service Cost	-	-
Recognized Net Actuarial (Gain)/Loss	11,845	167,970

Net Periodic Benefit Cost	$437,274	$845,978

5.  Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume all dilutive stock options outstanding are issued such that their dilutive effect is maximized. Unallocated shares of the KSOP are excluded from the weighted average common shares outstanding to the extent they have not been committed to be released. The restricted share awards are excluded from the weighted average common shares outstanding to the extent they have not been vested or earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS computation	$ 2,629	$2,036	$ 4,943	$4,069
Numerator - Net Income
Denominator - Weighted Average
common shares outstanding	7,196,060	6,594,514	7,203,233	6,563,121
Basic EPS	$ ..37	$.31	$.69	$.62

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Diluted EPS computation	$ 2,629	$ 2,036	$ 4,943	$ 4,069
Numerator - Net Income
Denominator - Weighted average	7,196,060	6,594,514	7,203,233	6,563,121
common shares outstanding
Effect of dilutive stock options	110,482	117,972	121,273	117,972
Weighted average common shares	7,306,542	6,712,486	7,324,506	6,681,093
and common stock equivalents
Diluted EPS	$ ..36	$.30	$.67	$.61

6. Cash Dividends

On January 18, 2006, the Company declared a quarterly cash dividend of $0.07 cents per share payable on February 10, 2006 to shareholders of record on January 30, 2006. On April 19, 2006, the Company declared a quarterly cash dividend of $0.07 cents per share payable on May 12, 2006 to shareholders of record as of May 1, 2006. Subsequent to the second quarter ending June 30, 2006, on July 19, 2006, the Company declared a quarterly cash dividend of $0.075 cents per share payable on August 18, 2006 to shareholders of record as of August 4, 2006.

7. Purchase of Washington Commercial Bancorp (WCB), parent company of Redmond National Bank

The Company merged with WCB on September 2, 2005 in an acquisition accounted for under the purchase method of accounting. WCB's wholly owned subsidiary Redmond National Bank merged with and into Venture Bank. This merger continued the Company's expansion into King County. The aggregate purchase price was approximately $26 million. Total assets, loans and deposits of WCB on the date of acquisition were $131,840,000, $107,133,000 and $86,894,000, respectively. Subsequent to the purchase date, share options that were fully vested and assumed as part of the merger were exercised. The increase in fair market value of the share options since the merger date has been recorded as a reduction in goodwill of $229,000.

8. Purchase of Washington Asset Management Tacoma, LLC

On March 8, 2004 Venture Wealth Management, a wholly owned subsidiary of Venture Bank, purchased Washington Asset Management Tacoma, LLC (WAM). The purchase price was approximately $200,000. $126,000 was paid in cash at closing and the balance was scheduled to be paid in VFG common stock in three equal annual installments.

9. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") - an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156") - an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective for an entity's first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is not expected to have a material impact on our consolidated financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries' operating results and financial condition for the three and six month periods ending June 30, 2006. When warranted, comparisons are made to the same period in 2005, and to the previous year ended December 31, 2005. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2005, which contains additional statistics and explanations.

Critical Accounting Estimates and Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

In particular, management has identified several accounting policies that we believe, due to judgments, estimates and assumptions inherent in those policies are important to an understanding of the Company's financial statement. These policies relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred income taxes. These policies are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2005.

Overview and Highlights

The second quarter of 2006 was a record second quarter for the Company in terms of net income. Asset, loan, and deposit growth were also at record levels year to date. A portion of the growth in deposits and assets was due to a wholesale funding strategy discussed below involving the purchase of brokered certificates of deposit.

The continued rising interest rate environment in the second quarter and flat yield curve has a direct effect on the Company's operations. Compression of interest rate margins and the challenges faced in gathering core deposits continue to put pressure on the Company's earnings and growth and affect the banking industry as a whole. The Company continues to manage, monitor and measure the inherent interest rate risk in its balance sheet. Management is actively managing the balance sheet and changing the mix of assets. The balance sheet diversification is intended to add more liquidity, pledging capacity and income, while maximizing the use of Company capital.

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

Risks and uncertainties with respect to the Company include, among others, those set forth in Item 1A of our Annual Report on Form 10-K filed with the SEC and updated as appropriate and those related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; litigation or other losses; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions; acquisitions and the integration of acquired businesses; credit risk management and asset/liability management; the financial and securities markets; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity.

Financial Condition

General

The Company's consolidated assets at June 30, 2006 totaling $917,269,000 represents a 21.8% or $164,476,000 increase from December 31, 2005 assets totaling $752,793,000. This increase is represented primarily by an increase in Loans of $63,248,000, and an $84,243,000 increase in Securities Available for Sale.

Loans and loans held for sale

Loans and loans held for sale have increased $63,248,000 or 10.5% as of June 30, 2006 compared to December 31, 2005. The balance of the growth has been focused in residential real estate and real estate construction lending.

The composition of the loan portfolio was as follows (dollars in thousands):
	June 30, 2006	December 31, 2005

Commercial	$ 69,409	$ 74,518
Real Estate
Residential 1-4	32,207	15,777
Commercial	276,821	310,284
Construction	267,744	187,514
Consumer	13,883	8,543
Total Loans	660,064	596,636
Loans Held for Sale	5,519	5,699
Total Loans and Loans Held for Sale	$665,583	$602,335

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90 days past due, and other non-performing assets decreased since December 31, 2005 by $114,000 as shown in the following table of non-performing assets (dollars in thousands):

	June 30, 2006	December 31, 2005

Non-accrual loans	$ 2,082	$ 2,186
Accruing loans past due 90 days or more	29	41
Foreclosed real estate	474	474
Other assets	2	0

	$ 2,587	$ 2,701

The percentage of non-performing loans to total loans decreased to 0.32% on June 30, 2006 from 0.37% on December 31, 2005. Non-accrual loans decreased $104,000 during the first six months of 2006, while loans past due 90 days or more and still accruing decreased $12,000 during the same period.

We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower's financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loans.

Allowance for Credit Losses

The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans, and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at June 30, 2006, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. State and federal regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses decreased $324,000 for the first six months of 2006, with the ratio of the allowance for credit losses to loans ending at 1.23% on June 30, 2006 compared to 1.41% on December 31, 2005. During the first six months, the allowance decrease can be attributed to an additional $300,000 added to the reserve for potential losses less net charge-offs for the first six months of 2006 totaling $624,000. In the first quarter of 2006, there was a $750,000 unsecured credit that was in non-accrual. During the second quarter, due to a bankruptcy filing and judgments against the borrowers, the bank charged off the loan. The allowance for credit losses to nonperforming loans was 384.18% on June 30, 2006, compared to 378.72% on December 31, 2005. Management believes the allowance is at an appropriate level.

Investment Portfolio

Investment securities increased $84,243,000, or 138.3% during the first six months of 2006 to a total of $145,154,000. The increase in securities available for sale is due to the purchase of $101,387,000 in securities offset by maturities and principal pay downs of $9,130,000 and sales of securities of $4,936,000. The mix of the securities at June 30, 2006 has been changed to include more mortgage backed securities and municipal securities that will provide capital appreciation in a declining rate environment. The risk weighting of securities is considered in purchase decisions to maximize the utilization of capital.

Premises and Equipment

Premises and equipment increased by $3,421,000 or 18.0% in the first six months of 2006. This increase is mainly attributable to $2,318,000 used for the construction of the new corporate headquarters in DuPont and $867,000 used to purchase land to be used for a future financial center in Hawks Prairie.

Deposits and Borrowings

Total deposits increased $197,675,000 or 38.5% to $711,703,000 in the six months ended June 30, 2006 compared to $514,028,000 at December 31, 2005. Of this increase, $53,097,000 was the net increase in purchased wholesale funding including brokered deposits. Brokered deposits are at competitive rates and can be purchased in large blocks that require less overhead cost. These funds were acquired to fund loan growth and purchase securities available for sale.

Liquidity

Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. Internal sources include overnight investments in interest bearing deposits in banks, federal funds sold and all or a portion of available for sale investment securities. At June 30, 2006, cash, deposits in banks, federal funds sold and all securities available for sale totaled $179,649,000. External sources refer to the ability to access new deposits, new borrowings and capital. They include increasing savings and demand deposits, certificates of deposit, federal funds purchased, short and long term borrowings, and the issuance of capital and debt securities. At June 30, 2006, short and long term borrowing lines of credit totaled $198,298,000. These credit facilities are being used regularly as a source of funds. At June 30, 2006, $56,000,000 was borrowed against these lines of credit in the form of short and long term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2006 contributed $5,141,000 to liquidity while the operating activities for the six months ended June 30, 2005 contributed $1,053,000. The majority of the cash provided from operating activities for the first six months of 2006 was contributed from net income in the amount of $4,943,000. Cash flow from investing activity used cash of $163,824,000 for the six months ended June 30, 2006 compared to $36,607,000 for the same period in 2005. Cash used to fund investment activities during the first six months of 2006 included an increase in net loans of $64,882,000, an increase of federal funds sold of $8,125,000, the purchase of securities available for sale of $101,387,000, and addition of premises and equipment of $4,255,000. The addition to premises and equipment is comprised primarily of the construction of the Company's headquarters in DuPont and the acquisition of land for a future financial center in Hawks Prairie. Certain investment activities also provided cash during the first six months including $14,066,000 from cash pay downs on mortgage back securities, matured securities, securities sold and securities called. Cash flow from financing activities provided cash of $161,774,000 as of June 30, 2006 compared to $36,482,000 during the same period in 2005. The majority of cash provided came from the increase in net deposits of $197,675,000, an increase in repurchase agreements of $8,088,000 and the exercise of stock options the amount of $578,000. These monies were partially used to fund financing activities including the repurchase of common stock in the amount of $1,808,000, the reduction of short term borrowings of $41,976,000 and the payment of cash dividends of $1,016,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On November 15, 2005 the Company's Board of Directors authorized 200,000 shares for a stock repurchase program, or approximately 3% of the then issued and outstanding shares. This plan commenced on January 1, 2006 and has an expiration date of May 15, 2007. Under this plan the Company has repurchased 90,507 shares at a cost of $1,808,000, at an average price of $19.97.

Management believes that the Company's liquidity position at June 30, 2006 was adequate to fund ongoing operations.

Capital

Consolidated capital of the Company increased $622,000 or 0.8% during the first six months of 2006. The net income increase for the first six months and its corresponding increase to retained earnings increased capital by $4,943,000. Other capital increases include stock options exercised for the six months totaling $578,000 and stock issued in regard to the contractual purchase arrangement of Washington Asset Management totaling $31,000. Other increases included a $202,000 increase for the tax benefit recognized from the exercise of non qualified stock options and a $14,000 increase in restricted stock awards. Capital decreases were the result of $1,808,000 in stock repurchased under Board approved plans, a decrease in the market value of securities available for sale of $2,193,000 net of tax for the quarter due to rising interest rates during the quarter, quarterly cash dividends paid to shareholders totaling $1,016,000, and an increase in the additional minimum pension liability of $237,000 to estimate the expected 2006 year end actuarially determined amount.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of capital to total assets. For holding companies with the highest regulatory ratings, this ratio must be at least 3%, and for others it must be 4 to 5%. At June 30, 2006 the Company's leverage ratio was 9.59%, compared to 12.01% at year-end 2005. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At June 30, 2006 the Company's Tier I capital ratio was 9.52%, and total capital was 10.53% . At December 31, 2005 the Company's Tier I capital ratio was 9.37% and the total capital ratio was 10.46% .

On March 5, 2005 the Federal Reserve Banking System adopted a regulation that mandates the maximum amount of Trust Preferred Securities that may be included in the Company's Tier 1 Capital calculation. This regulation has a phase- in period with final compliance required by March 31, 2009. The Company's capital ratios are calculated in accordance with this regulation and the entire issued amount of Trust Preferred Securities, or junior subordinated debentures, qualified as Tier 1 Capital for regulatory capital purposes. We retain the ability to issue additional Trust Preferred Securities and have such securities qualify as Tier 1 Capital under the new rules.

Results of Operations
Comparison of Six Months Ended June 30, 2006 and 2005

Net income for the six months ended June 30, 2006 increased 21.48% to $4,943,000 compared to $4,069,000 for the same period in 2005. The increase in net income can be attributed to an increase in loan interest and fee income, an increase in fed funds sold interest, an increase in interest income from available for sale securities and an increase in non-interest income. This positive impact to net income was offset by an increase in interest expense and an increase in non-interest expense. In addition to the increase in net income attributed to organic growth, a portion of the net income increases from first six months of 2006 as compared to first six months of 2005 can be attributed to the purchase of Redmond National Bank and the spread received on purchasing wholesale funds and investing in available for sale investment securities.

Interest income for the six months ended June 30, 2006 increased $10,172,000, or 55.65%, from the same period in the prior year. An increased volume of earning assets provided $8,287,000 of interest income for the first six months and an increase in earnings rate on these assets provided another $1,885,000 in interest income. Average earning assets for the first six months of 2006 were $221,543,000 or 42.41% higher than in the same period of 2005. The average rate earned on assets increased to 7.71% for the first six months of 2006 from 7.06% for the same period in 2005, an increase of 65 basis points.

Total interest expense for the six months ended June 30, 2006 increased $7,018,000, or 136.38%, from the comparable period in the prior year. Increased volume of interest bearing liabilities resulted in $3,542,000 in additional interest expense while a 146 basis point increase in the cost of these funds resulted in an additional $3,476,000 interest expense when compared to the previous year.

The net effect of the above is an increase in net interest income of $3,154,000, or 24.02%, for the six months ended June 30, 2006 compared to the same period in 2005.

The net interest margin decreased by 66 basis points to 4.41% from 5.07% in the first six months of 2006 compared to the same period in 2005, as the average cost of funds increased at a more rapid rate than the average rates earned on the Company's earning assets.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the six months ended June 30 (dollars in thousands):

		2006			2005

		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Yields	Balance	(Expense)	Yields

Earning Assets:
Loans (Interest and fees)[1]	$633,080	$25,806	8.22%	$447,004	$16,695	7.53%
Federal funds sold and interest
bearing deposits	6,546	151	4.65%	4,257	54	2.56%
Investment securities[2]	104,257	2,492	4.82%	71,079	1,528	4.34%
Total earning assets
and interest income	$743,883	28,449	7.71%	522,340	$18,277	7.06%
Interest bearing liabilities:
Deposits:
Savings and interest bearing
demand	$192,223	$(1,892)	1.98%	160,814	$(962)	1.21%
Time deposits	285,087	(6,244)	4.42%	120,326	(1,659)	2.78%
Total interest bearing deposits	$477,310	$(8,136)	3.44%	$281,140	$(2,621)	1.88%
Other borrowings	158,139	(4,028)	5.14%	151,278	(2,525)	3.37%
Total interest bearing liabilities
and interest expense	$635,449	$(12,164)	3.86%	$432,418	$(5,146)	2.40%
Net interest income		$16,285			$13,131
Net interest margin as a percent
of average earning assets			4.41%			5.07%

__________________________________________________

(1)	Average loan balance includes non accrual loans.
(2)	The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt loans and investments. The after tax yield on investment securities at June 30, 2006 is 5.26% and at June 30, 2005 was 4.51%.

An analysis of the change in net interest income is as follows for the six months ended June 30 (dollars in thousands):

	2006 compared to 2005
	Increase (decrease) due to

	Volume	Rate	Net

Interest earned on:
Loans[3]	$ 7,471	$ 1,640	$ 9,111
Federal Funds sold and deposits in banks	38	59	97
Investment securities	778	186	964
Total interest income	8,287	1,885	10,172
Interest paid on:
Savings, NOW and MMA	216	714	930
Time Deposits	3,207	1,378	4,585
Other borrowings	119	1,384	1,503
Total Interest expense	3,542	3,476	7,018
Net Interest income	$ 4,745	$ (1,591)	$ 3,154

__________________________________________________

(3)	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the six months ended 2006 was $4,250,000 which is an increase of 4.86% or $197,000 compared to $4,053,000 (which includes a $300,000 one-time OREO gain) for the same period of 2005. Excluding a one-time $300,000 gain on the sale of OREO in the first quarter of 2005, non-interest income increased for the six months ended June 30, 2006 as compared to the first six months of 2005 by $497,000 or 13.24% . The major components of non-interest income include salable mortgage loan fee income, service charge income and other income. In spite of continued rising interest rates in the marketplace, residential mortgage volume remained strong providing fee income of $882,000 for the first six months of 2006 as compared to $846,000 for the first six months of 2005. Service charge income of $1,979,000 for the first six months of 2006 compares to $1,594,000 for the first six months 2005. This significant 24.15% increase is partially attributed to the purchase of Redmond National Bank and the related increase in deposit accounts. Other non-interest income for the first six months of 2006 was $1,389,000, virtually unchanged in the first quarter of 2006 from the first quarter of 2005 level of $1,613,000 when excluding our one-time $300,000 gain on the sale of OREO.

Total non-interest expense increased by $1,931,000 or 18.01% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. All of the components of non-interest expense (salaries and benefits, occupancy, and other expenses) increased comparing the six months ended June 30, 2006 to the same period ending June 30, 2005. The increases are primarily attributed to the costs associated with the new financial centers in Redmond and Lakewood.

Comparison of Three Months Ended June 30, 2006 and 2005

Net income for the three months ended June 30, 2006 increased 29.13% to $2,629,000 compared to $2,036,000 for the same period in 2005. The increase in net income primarily can be attributed to an increase in interest income on loans, interest income on investments and non interest income. These increases are offset by an increase in interest expense and non-interest expense.

Interest income for the three months ended June 30, 2006 increased $6,013,000 or 63.35%, from the same period in the prior year. Increased volume of earning assets provided an additional $4,833,000 of interest income for the second quarter 2006, while $1,180,000 in interest income was due to the increased earnings rate of these assets. Average earning assets for the second quarter of 2006 were $263,069,000 or 49.31% higher than in the same period of 2005. The average rate earned on assets increased to 7.81% in the second quarter of 2006 from 7.14% for the same period in 2005, an increase of 67 basis points.

Total interest expense for the three months ended June 30, 2006 increased $4,212,000, or 149.20%, from the comparable period in the prior year. The increase in the interest rate paid on deposits and borrowings, which increased 154 basis points, to 4.10% in the second quarter of 2006 from 2.56% in the second quarter of 2005, resulted in an increase in interest expense of $1,906,000. In addition, interest expense for the three months ended June 30, 2006 increased by $2,306,000 due to a $245,887,000 increase in the volume of these liabilities, which rose from an average of $441,547,000 in 2005 to $687,434,000 in 2006.

Net interest income increased $1,801,000, an increase of 27.01% for the three months ended June 30, 2006 over the same period for 2005.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended June 30 (dollars in thousands):

		2006			2005
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)
Earning Assets:
Loans (Interest and fees)[4]	$650,086	$13,662	8.43%	$456,971	$8,700	7.64%
Federal funds sold	9,212	120	5.22%	7,034	48	2.74%
Investment securities[5]	137,205	1,722	5.03%	69,429	743	4.29%

__________________________________________

4 Average loan balance includes non-accrual loans. Interest income on non-accrual loans has been included.
5 The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt loans and investments. The after tax yield on investment securities in 2006 and 2005 are 5.37% and 4.47% respectively.

Total earning assets
and interest income	$796,503	$15,504	7.81%	$533,434	$9,491	7.14%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$201,230	$(1,163)	2.32%	$166,510	$(532)	1.28%
Time deposits	332,837	(3,815)	4.60%	128,020	(925)	2.90%
Total interest bearing deposits	$534,067	$(4,978)	3.74%	$294,530	$(1,457)	1.98%
Other borrowings	153,367	(2,057)	5.38%	147,017	(1,366)	3.73%
Total interest bearing liabilities
and interest expense	$687,434	$(7,035)	4.10%	$441,547	$(2,823)	2.56%
Net interest income		$ 8,469			$6,668
Net interest margin as a percent
of average earning assets:			4.26%			5.01%

An analysis of the change in net interest income is as follows for the three months ended June 30 (dollars in thousands):

	2006 compared to 2005
	Increase (decrease) due to

	Volume	Rate	Net

Interest earned on:
Loans[6]	$ 3,983	$ 979	$ 4,962
Federal Funds sold and deposits in banks	18	54	72
Investment securities	832	147	979
Total interest income	4,833	1,180	6,013
Interest paid on:
Savings, NOW and MMA	129	502	631
Time Deposits	2,115	775	2,890
Other borrowings	62	629	691
Total Interest expense	2,306	1,906	4,212
Net Interest income	$ 2,527	$ (726)	$ 1,801

____________________________________________

(6)	Balances of non-accrual loans, if any, and related income recognized have been included for computational purposes.

The change in net interest income, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Non-interest income for the second quarter of 2006 was $2,283,000 which is an increase of 13.98% or $280,000 compared to $2,003,000 in the second quarter of 2005. The major components of non-interest income include salable mortgage loan fee income, service charge income, and other income. In spite of continued rising interest rates in the marketplace, residential mortgage volume remained strong providing fee income of $440,000 for the second quarter of 2006 as compared to $435,000 for the second quarter of 2005. Service charge income of $1,039,000 for the second quarter of 2006 compares to $859,000 for the second quarter 2005. Other non-interest income for the second quarter of 2006 was $804,000 compared to $709,000 for the second quarter of 2005.

Total non-interest expense increased by $1,169,000 or 21.69% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. All of the components of non-interest expense (salaries and benefits, occupancy, and other expenses) increased comparing the three months ended June 30, 2006 to the same period ending June 30, 2005. The increases are primarily attributed to the costs associated with the new financial centers in Redmond and Lakewood

Business Segment Reporting

The Company is now managed as a whole, not by discrete operating segments. The Company was formerly managed along two major lines of business: community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through the Bank's 17 offices in Washington State. Formerly, the small loan division provided small, short-term consumer loans to customers in Arkansas and Alabama through Marketing and Servicing Agreements with Advance America. Effective July 1, 2005 the Bank terminated its relationship with Advance America and no longer offered small short-term consumer loans.

When the Company began offering small loans, it segregated operating results in the general ledger system to better manage financial performance. The financial performance of the business lines were measured by the Company's profitability reporting process, which utilized various management accounting techniques to more accurately reflect each business line's financial results. Revenues and expenses were primarily assigned directly to business lines.

The organizational structure of the Company and its business line's financial results were not necessarily comparable across companies. As such, the Company business line performance was not directly comparable with similar information from other financial institutions.

Financial highlights by line of business as of, and for the six months ended June 30 were as follows (dollars in thousands):

Six months ended June 30, 2006	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$15,985	$--	$15,985
Non-interest income	4,250	--	4,250
Non-interest expense	12,652	--	12,652
Income taxes	2,640	--	2,640
Net Income	$4,943	$--	$4,943
Total assets	$917,269	$--	$917,269
Total Loans	$660,064	$--	$660,064

Six months ended June 30, 2005	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$11,912	$666	$12,578
Non-interest income	4,044	9	4,053
Non-interest expense	10,661	60	10,721
Income taxes	1,644	197	1,841
Net Income	$3,651	$418	$4,069
Total assets	$588,147	$6,283	$594,430
Total Loans	$450,964	$3,556	$454,520

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Interest Rate Gap Analysis is limited in its usefulness as it does not reflect the changes in the values of the assets held and what they could be sold for at a gain or loss at various repricing terms depending on the changes to market rates. At June 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2005. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, known as an "interest sensitivity gap", at a point in time that are subject to repricing at various time horizons. The table below sets forth the interest sensitivity gaps for assets and liabilities repricing within one year, between one to five years and after five years.

Interest Rate Gap Analysis
June 30, 2006

		Repricing Intervals (dollars in thousands)
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

Loans	$413,923	$184,470	$61,671	$660,064
Securities:
Available for sale	4,829	32,709	104,417	141,955
Federal funds sold	14,355	- -	- -	14,355
Interest bearing deposits in banks	258	- -	- -	258
Total Earning Assets	$433,365	$217,179	$166,088	$816,632
Deposits:
Savings and interest bearing demand	$259,466	$ - -	$ - -	$259,466
Time deposits	233,533	114,559	- -	348,092
Repurchase agreements	41,397	- -	- -	41,397
Short term borrowings	26,513	- -	- -	26,513
Long term debt	- -	30,000	22,682	52,682

Total Interest Bearing Liabilities	$560,909	$144,559	$22,682	$728,150

Net Interest Rate Sensitivity Gap	$(127,544)	$72,620	$143,406	$88,482

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

Changes in Internal Controls

In the second quarter ended June 30, 2006, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

 (c)   Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
April 1, 2006 through April
30, 2006	- -	- -	- -	174,612

Month #2
May 1, 2006 through May
31, 2006	61,979	$19.96	61,979	112,633

Month #2
June 1, 2006 through June
30, 2006	3,140	$19.83	3,140	109,493

Total	65,119	$19.96	65,119	109,493

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
September 16, 2004	September 22, 2004	200,000	December 31, 2005
November 15, 2005	February 27, 2006	200,000	May 15, 2007

Total		812,500

Item 4 Submission of Matters of a Vote of Security Holders

(a)	On May 4, 2006, the Company held its annual meeting of shareholders for the sole purpose of electing directors.

(c)	Shareholders voted on the election of Ken F. Parsons, Sr., Jewell C. Manspeaker and Patrick L. Martin to terms expiring with the 2009 annual meeting of shareholders. The vote was as follows:

Nominee	Votes For	Votes Withheld	Abstentions and Broker
			Non-Votes

Jewell Manspeaker	5,827,361	39,319
Patrick Martin	5,680,115	186,565
Ken F. Parsons, Sr.	5,738,530	128,150

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

Date: August 11, 2006

By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

By:	/s/ Sandra L. Sager
Sandra L. Sager, CPA
EVP, Chief Financial Officer