Form 10-Q
period 2006-09-30
VENTURE FINANCIAL GROUP INC
filed 2006-11-14
CIK 892449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006
OR
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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). __Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of Class	Outstanding at November 9, 2006
Common Stock	7,179,337

Item 1. Financial Statements

     VENTURE FINANCIAL GROUP, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
 (dollars in thousands)

ASSETS

	September 30,	December 31,
	2006	2005

Cash and due from banks	$15,341	$16,791
Interest bearing deposits in other banks	673	1,308
Federal funds sold	1,900	6,230
Securities available-for-sale, at fair value	160,622	60,911
Investment in trusts	682	682
Federal Home Loan Bank stock, at cost	4,490	4,490
Loans held-for-sale	5,236	5,699

Loans	704,574	596,636
Allowance for credit losses	(8,555)	(8,434)
Net loans	696,019	588,202

Premises and equipment, net of accumulated depreciation	25,348	19,034
Other real estate owned	314	474
Accrued interest receivable	4,207	3,117
Cash surrender value of bank owned life insurance	17,318	16,655
Goodwill	24,902	25,257
Other intangible assets	1,036	1,251
Other assets	3,130	2,692

Total assets	$961,218	$752,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand deposits and non-interest bearing	$104,913	$99,161
Savings and interest bearing demand	285,455	189,419
Time certificates of deposit	360,653	225,448
Total deposits	751,021	514,028

Securities sold under agreement to repurchase	38,846	33,309
Short-term borrowings	27,732	68,489
Accrued interest payable	1,465	1,288
Long-term debt	30,000	30,000
Junior subordinated debentures	22,682	22,682
Other liabilities	7,689	6,843
Total liabilities	879,435	676,639

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares issued and outstanding: September 2006 -7,179,337;
December 2005 - 7,218,152	5,959	5,991
Additional paid-in capital	29,371	30,914
Retained earnings	47,387	40,879
Restricted Stock Award	-	(104)
Advance to KSOP	(493)	(493)
Accumulated other comprehensive income (loss)	(441)	(1,033)
Total shareholders' equity	81,783	76,154

Total liabilities and shareholders' equity	$961,218	$752,793

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2006	2005	2006	2005
INTEREST INCOME
Loans	$15,700	$ 9,421	$41,506	$26,116
Federal funds sold and deposits in banks	73	286	224	344
Investment securities	2,117	712	4,609	2,236

Total interest income	17,890	10,419	46,339	28,696

INTEREST EXPENSE
Deposits	6,293	2,151	14,429	4,772
Federal funds purchased	12	--	174	24
Short-term repurchase agreements and borrowings	719	441	2,765	2,091
Long-term repurchase agreements and debt	1,077	847	2,897	1,698

Total interest expense	8,101	3,439	20,265	8,585

Net interest income	9,789	6,980	26,074	20,111

PROVISION FOR CREDIT LOSSES	400	161	700	714
Net interest income after provision for credit losses	9,389	6,819	25,374	19,397

NON-INTEREST INCOME
Service charges on deposit accounts	990	969	2,969	2,563
Origination fees and gain on sales of loans	501	384	1,383	1,230
Other operating income	746	827	2,135	2,440

Total non-interest income	2,237	2,180	6,487	6,233

NON-INTEREST EXPENSES
Salaries and employee benefits	4,311	3,243	11,151	9,139
Occupancy and equipment	989	944	3,081	2,689
Amortization of intangible assets	72	27	170	82
Other	1,823	1,617	5,445	4,642

Total non-interest expenses	7,195	5,831	19,847	16,552

Income before provision for income taxes	4,431	3,168	12,014	9,078

PROVISION FOR INCOME TAXES	1,403	868	4,043	2,709

NET INCOME	$3,028	$ 2,300	$ 7,971	$ 6,369

EARNINGS PER SHARE
Basic	$0.42	$0.34	$ 1.11	$ 0.96
Diluted	$0.42	$0.33	$ 1.09	$ 0.93

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities arising	2,897	(250)	704	(508)
during the period, net of tax
Minimum pension liability adjustment	124	-	(112)	-

COMPREHENSIVE INCOME	$6,049	$2,050	$ 8,563	$ 5,861
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2005 and 2006 (Dollars in thousands)
							Accumulated	Additional
					Restricted	Advance	Other	minimum
	Number of	Common		Retained	Stock	To	Comprehensive	pension
	Shares	Stock	Surplus	Earnings	Awards	KSOP	Income (Loss)	liability	Total
Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	- -	- -	$243	- -	$57,840
Comprehensive income:
Net income	- -	- -	- -	6,369	- -	- -	- -	- -	6,369
Other comprehensive income, net of tax	- -	- -	- -	- -	- -	- -	- -	- -	- -
Change in fair value of securities available for sale, net of tax
(benefit) of ($330)	- -	- -	- -	- -	- -	- -	(508)	- -	(508)
Comprehensive Income	- -	- -	- -	- -	- -	- -	- -	- -	5,861
Stock options exercised	151,265	126	940	- -	- -	- -	- -	- -	1,066
Stock issued for purchase of WAM	1,612	1	32	- -	- -	- -	- -	- -	33
Stock repurchased	(97,679)	(82)	(1,915)	- -	- -	- -	- -	- -	(1,997)
Purchase of WCB	574,559	477	10,193	- -	- -	- -	- -	- -	10,670
Cash dividends ($0.21 per share)	- -	- -	- -	(1,349)	- -	- -	- -	- -	(1,349)
Balance, September 30, 2005	7,157,264	$5,940	$27,723	$38,726	- -	- -	$(265)	- -	$72,124
Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879	$(104)	$(493)	$(651)	$(382)	$76,154
Comprehensive income:
Net income	- -	- -	- -	7,971	- -	- -	- -	- -	7,971
Other comprehensive income, net of tax	- -	- -	- -	- -	- -	- -	- -	- -	- -
Change in fair value of securities available for sale, net of tax
expense of $382	- -	- -	- -	- -	- -	- -	704	- -	704
Minimum pension liability adjustment, net of tax (benefit) of
($67)	- -	- -	- -	- -	- -	- -	- -	(112)	(112)
Comprehensive Income	- -	- -	- -	- -	- -	- -	- -	- -	592
Stock options exercised	77,107	64	637	- -	- -	- -	- -	- -	701
Stock Issued for purchase of WAM	1,612	1	31	- -	- -	- -	- -	- -	32
Common stock repurchased	(118,284)	(98)	(2,268)	- -	- -	- -	- -	- -	(2,366)
Restricted stock award	750	1	14	(15)	- -	- -	- -	- -	- -
Compensation expense for stock options	- -	- -	- -	175	- -	- -	- -	- -	175
Tax effect of WCB options exercised subsequent to merger	- -	- -	6	- -	- -	- -	- -	- -	6
Cash dividends ($0.215 per share)	- -	- -	- -	(1,553)	- -	- -	- -	--	(1,553)
Excess tax benefit from share-based payment arrangements	- -	- -	20	--	- -	- -	- -	- -	20
Compensation expense for unallocated KSOP shares
committed to be released	- -	- -	17	- -	- -	- -	- -	- -	17
Reclassify restricted stock awards	- -	- -	- -	(104)	104	- -	- -	- -	- -
Compensation expense for restricted stock awards	- -	- -	- -	34	- -	- -	- -	- -	34
Balance, September 30, 2006	7,179,337	$5,959	$29,371	$47,387	- -	$(493)	$53	$(494)	$81,783
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net Income	$ 7,971	$ 6,369
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	700	1,955
Depreciation and amortization	1,249	1,176
Income from mortgage loans sold	(1,383)	(1,230)
Increase in cash surrender value of life insurance	(472)	(2,717)
Compensation expense for share options	175	- -
Compensation expense for unallocated KSOP shares committed to be released	17
Restricted stock award compensation	34	- -
Increase in minimum employee pension	(112)	- -
Excess tax benefit from share-based payment arrangements	(20)	- -
Gain (loss) on sale of other real estate owned	26	(300)
Other	(241)	4,513
Originations of loans held for sale	(61,910)	(41,920)
Proceeds from sales of loans held for sale	63,756	41,925
Net cash provided by operating activities	9,790	9,771

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	635	(1,277)
Net (increase) decrease in federal funds sold	4,330	(28,350)
Purchases of securities available for sale	(123,940)	(4,441)
Proceeds from maturities and prepayments of available-for-sale securities	20,348	11,410
Proceeds from sales of securities available for sale	5,628	- -
Purchase of other equity securities	(100)	(14)
Net increase in loans	(109,128)	(132,514)
Proceeds from sale of other real estate owned	134	600
Purchase of life insurance policies	(191)	- -
Additions to premises and equipment	(7,563)	(8,070)
Acquisitions net of cash received	- -	(8,810)
Net cash used by investing activities	(209,847)	(171,466)

Cash Flows from Financing Activities
Net increase in deposits	236,993	202,362
Net increase (decrease) in repurchase agreements	5,537	(5,575)
Net decrease in short-term borrowings	(40,757)	(74,271)
Issuance of common stock for WAM Acquisition	32	- -
Exercise of share options	701	12,435
Repurchase of common stock	(2,366)	(1,997)
Net increase in long-term borrowings	- -	32,093
Excess tax benefits from share-based payment arrangements	20	- -
Payment of cash dividends	(1,553)	(1,349)
Net cash provided by financing activities	198,607	163,698

Net change in cash and due from banks	(1,450)	2,003

Cash and Due from Banks:
Beginning of period	16,791	13,796
End of period	$15,341	$15,799

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$19,419	$ 8,180
Taxes	4,057	6,353

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net	704	(508)
Also see Note 6 for description of merger transaction; changes from which are included in the 2005 presentation
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including notes thereto, included in the Company's 2005 Annual Report to Shareholders. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results anticipated for the year ending December 31, 2006.

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

2.    Share Based Compensation

On September 30, 2006, the Company had one active share based compensation plan which is described below. The compensation cost that has been charged to income year-to-date in 2006 for both stock options and restricted stock grants is $208,554. The total income tax benefits recognized in the income statement for share based compensation cost in 2006 is $72,994. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

The Company's Stock Incentive Plan ("2004 Plan"), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There are two outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. The other award for 750 shares cliff vests over a 2 year period with all shares vesting at the end of 2 years. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). At September 30, 2006, 99,750 option shares and 5,750 restricted stock award shares have been granted under the Plan since Plan inception. At September 30, 2006, 3,440 shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. 197,940 shares remain available for grant under the 2004 Plan. It is the Company's policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

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

Beginning January 1, 2006 the Company began accounting for stock-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and management's experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. In all years presented, there was only one grant date in the year.

	4-19-2006	4-16-2005	4-16-2004

Expected volatility	23.90%	24.32%	19.37%

Expected dividends	1.40%	2.33%	1.58%

Expected term (in years)	6.5 years	7 years	7 years

Risk-free rate	4.92%	4.38%	3.89%

The weighted average fair value of options granted during 2006, 2005, and 2004 was $6.03, $5.02, and $3.70, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted by the Company during 2006, 2005, and 2004 are 20% vested on each of the five subsequent anniversaries of the grant date. Options granted by Washington Commercial Bancorp were all vested effective as of the date of the merger, September 2, 2005 and therefore will not be expensed subsequent to the merger but were added to goodwill. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Actual forfeited shares and the related compensation expense of those shares is taken out at the time of forfeiture. Management's estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of September 30, 2006, and changes during the quarter then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000's)

Outstanding at January 1, 2006	117,042	285,715	402,757	$10.94
Granted 1st quarter 2006	-	-	-	-
Exercised 1st quarter 2006	(38,148)	(8,238)	(46,386)	$8.50
Forfeited or expired 1st quarter	-	-	-	-
2006
Outstanding at March 31, 2006	78,894	277,477	356,371	$11.23	6.07 years	$3,154
Exercisable at March 31, 2006	44,244	175,727	219,971	$9.16	4.98 years	$2,402
Granted 2nd quarter 2006	5,250	51,500	56,750	$20.00
Exercised 2nd quarter 2006	(6,871)	(10,783)	(17,654)	$10.47
Forfeited or expired 2nd quarter	(5,400)	(300)	(5,700)	$11.85
2006
Outstanding at June 30, 2006	71,873	317,894	389,767	$12.53	6.36 years	$2,398
Exercisable at June 30, 2006	45,743	186,344	232,087	$9.07	4.92 years	$2,474
Granted 3rd quarter 2006	-	-	-	-
Exercised 3rd quarter 2006	(1,920)	(11,147)	(13,067)	$9.32
Forfeited or expired 3rd quarter	-	(2,040)	(2,040)	$19.91
2006
Outstanding at September 30,	69,953	304,707	374,660	$12.63	6.08 years	$3,217
2006
Exercisable at September 30,	46,523	179,697	226,220	$9.78	4.66 years	$2,589
2006

The aggregate intrinsic value that is calculated for the total outstanding shares at September 30, 2006 includes the second quarter 2006 grants at $20.00 per share because they are now in the money. In the second quarter, the second quarter 2006 grants at $20.00 per share were not included in the intrinsic value calculation for outstanding shares because they were not in the money since the fair market value for June 2006 was $19.73. The weighted average price of the stock for the month (fair market value) in September, 2006 is $21.22 per share, for June, 2006 is $19.73 per share and for March 2006 is $20.08. The intrinsic value is the fair market value times the total shares less the exercise price times the total shares.

The total intrinsic value September 2006 of options exercised during 2006 was $842,072. The intrinsic value represents the fair market value of the shares at exercise of $1,543,062 (where fair market value is the prior month end weighted average price) less the cost to the recipient to exercise which was $700,990. The tax benefits created by these exercises are allocated to additional paid in capital and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

The following summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	57,114	5.18	$ 6.67	43,470	$6.63
$7.01 to $10.00	124,710	3.08	$ 8.57	124,704	$8.57
$10.01 to $15.00	48,646	7.41	$13.47	34,246	$13.39
$15.01 to $19.00	48,300	7.55	$15.33	15,900	$15.33
$19.01 to $21.00	95,890	9.13	$19.68	7,900	$19.25

	374,660	6.08	$12.63	226,220	$9.78

A summary of the status of the Company's nonvested shares as of September 30, 2006 and changes during the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Nonvested Shares	Shares	Shares	Shares	Fair Value

Nonvested at January 1, 2006	34,650	101,750	136,400	$3.95
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested at March 31, 2006	34,650	101,750	136,400	$3.95
Granted	5,250	51,500	56,750	$6.03
Vested	(8,820)	(21,400)	(30,220)	$3.62
Forfeited	(4,950)	(300)	(5,250)	$3.29
Nonvested at June 30, 2006	26,130	131,550	157,680	$4.67
Granted	-	-	-	-
Vested	(2,700)	(4,500)	(7,200)	$3.41
Forfeited		(2,040)	(2,040)	$5.91
Nonvested at September 30,	23,430	125,010	148,440	$4.61
2006

As of September 30, 2006 there was $411,520 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the quarter ended September 30, 2006 was $24,552.

The table below illustrates the effect on net income and earnings per share for the Company applying the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment to stock-based compensation awards granted on or after January 1, 1995 for the period ended September 30, 2006. The table also illustrates on a pro forma basis the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Share-Based Compensation, to stock-based compensation awards granted on or after January 1, 1995 for the period ended September 30, 2005:

	Nine Months Ended September 30
	(dollars in thousands, except per share data)

	2006	2005
Net income, as reported	$7,971	$6,369
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	NA	$97
Actual Pro forma net income	NA	$6,272
Earnings per Share
Basic:
As reported	$1.11	$ .96
Pro forma	NA	.95
Diluted:
As reported	$1.09	.93
Pro forma	NA	.92

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period. Accordingly, compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements in each quarter of 2006. Compensation expense is now measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

3.    Pension and Other Postretirement Benefit Plans

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

Net periodic expense for the SERP for the third quarter of 2005 is not available. However, net periodic expense for the SERP for the year ended December 31, 2005 and for the nine months ending September 30, 2006 was as follows:

	For the nine months	For the year

	ended September 30, 2006	ended December 31, 2005

Service cost	$402,247	$455,910

Interest cost	192,685	222,098

Expected return on plan assets	-	-

Amortization of Net Obligation at Transition	-	-

Amortization of Prior Service Cost	-	-

Recognized Net Actuarial (Gain)/Loss	16,572	167,970

Net Periodic Benefit Cost	$611,504	$845,978

4.    Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume all dilutive stock options and restricted stock outstanding are issued such that their dilutive effect is maximized. Unallocated shares of the KSOP are excluded from the weighted average common shares outstanding to the extent they have not been legally released. The restricted share awards are excluded from the weighted average common shares outstanding in the calculation of basic earnings per share to the extent they have not been vested or earned.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	2006	2005	2006	2005
Basic EPS computation	$3,028	$ 2,300	$7,971	$ 6,369
Numerator - Net Income
Denominator - Weighted Average
common shares outstanding	7,143,946	6,741,838	7,183,253	6,630,121
Basic EPS	$.42	$ .34	$1.11	$ .96

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	2006	2005	2006	2005
Diluted EPS computation	$3,028	$ 2,300	$7,971	$ 6,369
Numerator - Net Income
Denominator - Weighted average
common shares outstanding	7,143,946	6,741,838	7,183,253	6,630,121
Effect of dilutive stock options	106,403	217,571	123,647	217,571
Weighted average common shares	7,250,349	6,959,409	7,306,900	6,847,692
and common stock equivalents
Diluted EPS	$.42	$.33	$1.09	$.93

5.    Cash Dividends

VFG paid cash dividends of $0.07 on February 10 and May 12, 2006, and $0.075 on August 18, 2006. The Company declared a $0.075 dividend to be paid on November 13, 2006.

6.    Purchase of Washington Commercial Bancorp (WCB), parent company of Redmond National Bank

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

7.    Purchase of Washington Asset Management Tacoma, LLC

On March 8, 2004 Venture Wealth Management, a wholly owned subsidiary of Venture Bank, purchased Washington Asset Management Tacoma, LLC (WAM). The purchase price was approximately $200,000. $126,000 was paid in cash at closing and the balance was scheduled to be paid in VFG common stock in three equal annual installments.

8.     Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") -an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries' operating results and financial condition for the three and nine month periods ending September 30, 2006. When warranted, comparisons are made to the same period in 2005, and to the previous year ended December 31, 2005. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2005, which contains additional statistics and explanations.

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

Overview and Highlights

Net income for the third quarter of 2006 showed an increase of 31.65% over the third quarter 2005. Assets, loans, and deposits were at record balance levels on September 30, 2006. A portion of the growth in deposits and assets was due to a wholesale funding strategy discussed below involving the purchase of brokered certificates of deposit and increased public deposit funding.

Moving from a rising rate environment to a leveling off of interest rates in the third quarter and experiencing an inverted to flat yield curve has a direct effect on the Company's operations. Compression of interest rate margins and the challenges faced in gathering core deposits continue to put pressure on the Company's earnings and growth and affect the banking industry as a whole. The Company continues to manage, monitor and measure the inherent interest rate risk in its balance sheet. Management is actively managing the balance sheet and changing the mix of assets. The balance sheet diversification is intended to add more liquidity, pledging capacity and income, while maximizing the use of Company capital.

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

Financial Condition

General
The Company's consolidated assets at September 30, 2006 totaling $961,218,000 represents a 27.7% or $208,425,000 increase from December 31, 2005 assets totaling $752,793,000. This increase is represented primarily by an increase in Loans and Loans held for sale of $107,475,000, and a $99,711,000 increase in Securities Available for Sale.

Loans and loans held for sale
Loans and loans held for sale have increased $107,475,000 or 17.8% as of September 30, 2006 compared to December 31, 2005. The balance of the growth has been focused in residential real estate and real estate construction lending.

The composition of the loan portfolio was as follows (dollars in thousands):
	September 30, 2006	December 31, 2005

Commercial	$ 75,244	$ 74,518
Real Estate
Residential 1-4	35,101	15,777
Commercial	281,299	310,284
Construction	298,546	187,514
Consumer	14,384	8,543
Total Loans	704,574	596,636
Loans Held for Sale	5,236	5,699
Total Loans and Loans Held for Sale	$709,810	$602,335

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90 days past due, and other non-performing assets decreased since December 31, 2005 by $1,520,000 as shown in the following table of non-performing assets (dollars in thousands):

	September 30,2006	December 31, 2005

Non-accrual loans	$ 858	$ 2,186
Accruing loans past due 90 days or more	9	41
Foreclosed real estate	314	474
Other assets	0	0

	$ 1,181	$ 2,701

The percentage of non-performing loans to total loans decreased to 0.12% on September 30, 2006 from 0.37% on December 31, 2005. Non-accrual loans decreased $1,328,000 during the first nine months of 2006, loans past due 90 days or more and still accruing decreased $32,000 and foreclosed real estate decreased $160,000 during the same period.

We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower's financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loans.

Allowance for Credit Losses
The allowance for credit losses reflects management's current estimate of the amount required to absorb losses on existing loans, and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company's loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at September 30, 2006, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. State and federal regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses increased $121,000 for the first nine months of 2006, with the ratio of the allowance for credit losses to loans ending at 1.21% on September 30, 2006 compared to 1.41% on December 31, 2005. During the first nine months, the allowance increase can be attributed to an additional $700,000 added to the reserve for potential losses less net charge-offs for the first nine months of 2006 totaling $579,000. In the first quarter of 2006, there was a $750,000 unsecured credit that was in non-accrual. During the second quarter, due to a bankruptcy filing and judgments against the borrowers, the Bank charged off the loan. The allowance for credit losses to nonperforming loans was 986.74% on September 30, 2006, compared to 378.72% on December 31, 2005. Management believes the allowance is at an appropriate level.

Investment Portfolio
Investment securities increased $99,711,000, or 163.7% during the first nine months of 2006 to a total of $160,622,000. The increase in securities available for sale is due to the purchase of $123,940,000 in securities offset by maturities and principal pay downs of $20,348,000 and sales of securities of $5,628,000. The mix of the securities at September 30, 2006 has been changed to include more mortgage backed securities and municipal securities that will provide capital appreciation in a declining rate environment. The risk weighting of securities is considered in purchase decisions to maximize the utilization of capital.

Premises and Equipment
Premises and equipment increased by $6,314,000 or 33.2% in the first nine months of 2006. This increase is mainly attributable to $5,374,000 used for the construction of the new administrative offices in DuPont, Washington and $867,000 used to purchase land to be used for a future financial center in Hawks Prairie, Washington.

Deposits and Borrowings
Total deposits increased $236,993,000 or 46.1% to $751,021,000 in the nine months ended September 30, 2006 compared to $514,028,000 at December 31, 2005. Of this increase, $48,592,000 was the net increase in purchased wholesale funding including brokered deposits. Brokered deposits are at competitive rates and can be purchased in large blocks that require less overhead cost. In addition, public funds increased by $68,274,000 from December 31, 2005 to September 30, 2006. These funds were acquired to fund loan growth and purchase securities available for sale. The remainder of the increase was due to organic growth.

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. Internal sources include overnight investments in interest bearing deposits in banks, federal funds sold and all or a portion of available for sale investment securities. At September 30, 2006, cash, deposits in banks, federal funds sold and all securities available for sale totaled $178,536,000. External sources refer to the ability to access new deposits, new borrowings and capital. They include increasing savings and demand deposits, certificates of deposit, federal funds purchased, short and long term borrowings, and the issuance of capital and debt securities. At September 30, 2006, short and long term borrowing lines of credit totaled $257,824,000. These credit facilities are being used regularly as a source of funds. At September 30, 2006, $57,732,000 was borrowed against these lines of credit in the form of short and long term advances.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2006 contributed $9,790,000 to liquidity while the operating activities for the nine months ended September 30, 2005 contributed $9,771,000. The majority of the cash provided from operating activities for the first nine months of 2006 was contributed from net income in the amount of $7,971,000. Cash flow from investing activity used cash of $209,847,000 for the nine months ended September 30, 2006 compared to $171,466,000 for the same period in 2005. Cash was used to fund investment activities during the first nine months of 2006 and included an increase in net loans of $109,128,000, the purchase of securities available for sale of $123,940,000, and addition of premises and equipment of $7,563,000. The addition to premises and equipment is comprised primarily of the construction of the Company's administrative offices in DuPont and the acquisition of land for a future financial center in Hawks Prairie. Certain investment activities also provided cash during the first nine months including a decrease in federal funds sold of $4,330,000 and $25,976,000 from cash pay downs on mortgage back securities, matured securities, securities sold and securities called. Cash flow from financing activities provided cash of $198,607,000 as of September 30, 2006 compared to $163,698,000 during the same period in 2005. The majority of cash provided came from the increase in net deposits of $236,993,000, an increase in repurchase agreements of $5,537,000 and the exercise of stock options the amount of $701,000. These monies were partially used to fund financing activities including the repurchase of common stock in the amount of $2,366,000, the reduction of short term borrowings of $40,757,000 and the payment of cash dividends of $1,553,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On November 15, 2005 the Company's Board of Directors authorized 200,000 shares for a stock repurchase program, or approximately 3% of the then issued and outstanding shares. This plan commenced on January 1, 2006 and has an expiration date of May 15, 2007. Under this plan the Company has repurchased 118,284 shares at a cost of $2,366,000, at an average price of $20.01.

Management believes that the Company's liquidity position at September 30, 2006 was adequate to fund ongoing oerations.

Capital

Consolidated capital of the Company increased $5,719,000 or 7.5% during the first nine months of 2006. The net income increase for the first nine months and its corresponding increase to retained earnings increased capital by $7,971,000. Other capital increases include stock options exercised for the nine months totaling $701,000 and stock issued in regard to the contractual purchase arrangement of Washington Asset Management totaling $32,000. The market value of securities available for sale increased $704,000 net of tax. Other increases included a $20,000 increase for the tax benefit recognized from the exercise of non qualified stock options and a $34,000 increase in restricted stock awards. Capital decreases were the result of $2,366,000 in stock repurchased under Board approved plans, quarterly cash dividends paid to shareholders totaling $1,553,000, and an increase in the additional minimum pension liability of $112,000 to estimate the expected 2006 year end actuarially determined amount.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of capital to total assets. For holding companies with the highest regulatory ratings, this ratio must be at least 3%, and for others it must be 4 to 5%. At September 30, 2006 the Company's leverage ratio was 9.44%, compared to 12.01% at year-end 2005. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At September 30, 2006 the Company's Tier I capital ratio was 9.77%, and total capital was 10.83% . At December 31, 2005 the Company's Tier I capital ratio was 9.37% and the total capital ratio was 10.46% .

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

Results of Operations

Comparison of Nine Months Ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 increased 25.15% to $7,971,000 compared to $6,369,000 for the same period in 2005. The increase in net income can be attributed to an increase in loan interest and fee income, an increase in fed funds sold interest, an increase in interest income from available for sale securities and an increase in non-interest income. This positive impact to net income was offset by an increase in interest expense and an increase in non-interest expense. In addition to the increase in net income attributed to organic growth, a portion of the net income increases from the first nine months of 2006 as compared to first nine months of 2005 can be attributed to the purchase of Redmond National Bank and the spread received on purchasing wholesale funds and investing in available for sale investment securities.

Interest income for the nine months ended September 30, 2006 increased $17,643,000, or 61.48%, from the same period in the prior year. An increased volume of earning assets provided $14,125,000 of interest income for the first nine months and an increase in earnings rate on these assets provided another $3,518,000 in interest income. Average earning assets for the first nine months of 2006 increased by $242,176,000 or were 45.13% higher than in the same period of 2005. The average rate earned on assets increased to 7.95% for the first nine months of 2006 from 7.15% for the same period in 2005, an increase of 80 basis points.

Total interest expense for the nine months ended September 30, 2006 increased $11,680,000, or 136.05%, from the comparable period in the prior year. Increased volume of interest bearing liabilities resulted in $6,109,000 in additional interest expense while a 144 basis point increase in the cost of these funds resulted in an additional $5,571,000 interest expense when compared to the previous year.

The net effect of the above is an increase in net interest income of $5,963,000, or 29.65%, for the nine months ended September 30, 2006 compared to the same period in 2005.

The net interest margin decreased by 53 basis points to 4.48% from 5.01% in the first nine months of 2006 compared to the same period in 2005, as the average cost of funds increased at a more rapid rate than the average rates earned on the Company's earning assets.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the nine months ended September 30 (dollars in thousands):

		2006			2005

		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance	(Expense)	Yields	Balance	(Expense)	Yields

Earning Assets:
Loans (Interest and fees)[1]	$653,058	$41,506	8.50%	$449,909	$26,116	7.76%
Federal funds sold and interest
bearing deposits	6,421	224	4.66%	13,893	344	3.31%
Investment securities[2]	119,360	4,609	5.16%	72,861	2,236	4.10%
Total earning assets
and interest income	$778,839	$46,339	7.95%	$536,663	$28,696	7.15%
Interest bearing liabilities:
Deposits:
Savings and interest bearing
demand	$218,194	$(4,066)	2.49%	$168,182	$(1,630)	1.30%
Time deposits	306,633	(10,363)	4.52%	134,462	(3,142)	3.12%
Total interest bearing deposits	$524,827	$(14,429)	3.68%	$302,644	$(4,772)	2.11%
Other borrowings	148,574	(5,836)	5.25%	142,781	(3,813)	3.57%
Total interest bearing liabilities
and interest expense	$673,401	$(20,265)	4.02%	$445,425	$(8,585)	2.58%
Net interest income		$26,074			$20,111
Net interest margin as a percent
of average earning assets:			4.48%			5.01%

An analysis of the change in net interest income is as follows for the nine months ended September 30 (dollars in thousands):

	2006 compared to 2005
	Increase (decrease) due to

	Volume	Rate	Net

Interest earned on:
Loans[3]	$ 12,717	$ 2,673	$ 15,390
Federal Funds sold and deposits in banks	(281)	161	(120)
Investment securities	1,689	684	2,373
Total interest income	14,125	3,518	17,643
Interest paid on:
Savings, NOW and MMA	594	1,842	2,436
Time Deposits	5,355	1,866	7,221
Other borrowings	160	1,863	2,023
Total Interest expense	6,109	5,571	11,680
Net Interest income	$ 8,016	$ (2,053)	$ 5,963

The change in interest, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	Average loan balance includes non accrual loans.
(2)	The yield on investment securities is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt investments. The after tax yield on all investment securities at September 30, 2006 is 5.50% and at September 30, 2005 was 4.27%.
(3)	Balances of non accrual loans, if any, and related income recognized have been included for computational purposes.

Non-interest income for the nine months ended 2006 was $6,487,000 which is an increase of 4.08% or $254,000 compared to $6,233,000 (which includes a $300,000 one-time OREO gain) for the same period of 2005. Excluding a one-time $300,000 gain on the sale of OREO in the first quarter of 2005, non-interest income increased for the nine months ended September 30, 2006 as compared to the first nine months of 2005 by $554,000 or 9.34% . The major components of non-interest income include salable mortgage loan fee income, service charge income and other income. In spite of continued rising interest rates in the marketplace, residential mortgage volume remained strong providing fee income of $1,383,000 for the first nine months of 2006 as compared to $1,230,000 for the first nine months of 2005. Service charge income of $2,969,000 for the first nine months of 2006 compares to $2,563,000 for the first nine months 2005. This 15.84% increase is partially attributed to the purchase of Redmond National Bank and the related increase in deposit accounts. Other non-interest income for the first nine months of 2006 was $2,135,000, virtually unchanged in the third quarter of 2006 from the third quarter of 2005 level of $2,440,000 when excluding our one-time $300,000 gain on the sale of OREO.

Total non-interest expense increased by $3,295,000 or 19.91% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. All of the components of non-interest expense (salaries and benefits, occupancy, and other expenses) increased comparing the nine months ended September 30, 2006 to the same period ending September 30, 2005. The increases are primarily attributed to the costs associated with the new financial centers in Redmond and Lakewood.

Comparison of Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 increased 31.65% to $3,028,000 compared to $2,300,000 for the same period in 2005. The increase in net income primarily can be attributed to an increase in interest income on loans, interest income on investments and non interest income. These increases are offset by an increase in interest expense and non-interest expense.

Interest income for the three months ended September 30, 2006 increased $7,471,000 or 71.71%, from the same period in the prior year. Increased volume of earning assets provided an additional $4,810,000 of interest income for the third quarter 2006, while $2,661,000 in interest income was due to the increased earnings rate of these assets. Average earning assets for the third quarter of 2006 increased by $267,726,000 or were 45.25% higher than in the same period of 2005. The average rate earned on assets increased to 8.26% in the third quarter of 2006 from 6.99% for the same period in 2005, an increase of 127 basis points.

Total interest expense for the three months ended September 30, 2006 increased $4,662,000, or 135.56%, from the comparable period in the prior year. The increase in the interest rate paid on deposits and borrowings, which increased 163 basis points, to 4.43% in the third quarter of 2006 from 2.80% in the third quarter of 2005, resulted in an increase in interest expense of $3,253,000. In addition, interest expense for the three months ended September 30, 2006 increased by $1,409,000 due to a $238,003,000 increase in the volume of these liabilities, which rose from an average of $487,386,000 in 2005 to $725,389,000 in 2006.

Net interest income increased $2,809,000, an increase of 40.24% for the three months ended September 30, 2006 over the same period for 2005.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended September 30 (dollars in thousands):

		2006			2005
	Average	Interest		Average	Interest	Average
	Balance	Income	Average	Balance	Income	Rates
		(Expense)	Rates		(Expense)
Earning Assets:
Loans (Interest and fees)[1]	$692,362	$15,700	9.00%	$492,008	$9,421	7.60%
Federal funds sold	6,171	73	4.69%	33,030	286	3.44%
Investment securities[2]	160,919	2,117	5.22%	66,688	712	4.24%
Total earning assets
and interest income	$859,452	$17,890	8.26%	$591,726	$10,419	6.99%
Interest bearing liabilities:
Deposits:
Savings, NOW, and
Money Market Deposits	$269,291	$(2,174)	3.20%	$189,787	$(668)	1.40%
Time deposits	349,023	(4,119)	4.68%	178,653	(1,483)	3.29%
Total interest bearing deposits	$618,314	$(6,293)	4.04%	$368,440	$(2,151)	2.32%
Other borrowings	107,075	(1,808)	6.70%	118,946	(1,288)	4.30%
Total interest bearing liabilities
and interest expense	$725,389	$(8,101)	4.43%	$487,386	$(3,439)	2.80%
Net interest income		$9,789			$6,980
Net interest margin as a percent
of average earning assets:			4.52%			4.68%

An analysis of the change in net interest income is as follows for the three months ended September 30 (dollars in thousands):

	2006 compared to 2005
	Increase (decrease) due to

	Volume	Rate	Net

Interest earned on:
Loans[3]	$ 4,323	$ 1,956	$ 6,279
Federal Funds sold and deposits in banks	(720)	507	(213)
Investment securities	1,207	198	1,405
Total interest income	4,810	2,661	7,471
Interest paid on:
Savings, NOW and MMA	368	1,138	1,506
Time Deposits	1,828	808	2,636
Other borrowings	(787)	1,307	520
Total Interest expense	1,409	3,253	4,662
Net Interest income	$ 3,401	$ (592)	$ 2,809

The change in net interest income, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)	Average loan balance includes non-accrual loans. Interest income on non-accrual loans has been included.
(2)	The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt loans and investments.
(3)	Balances of non-accrual loans, if any, and related income recognized have been included for computational purposes.

Non-interest income for the third quarter of 2006 was $2,237,000 which is an increase of 2.61% or $57,000 compared to $2,180,000 in the third quarter of 2005. The major components of non-interest income include salable mortgage loan fee income, service charge income, and other income. In spite of continued rising interest rates in the marketplace, residential mortgage volume remained strong providing fee income of $501,000 for the third quarter of 2006 as compared to $384,000 for the third quarter of 2005. Service charge income of $990,000 for the third quarter of 2006 compares to $969,000 for the third quarter 2005. Other non-interest income for the third quarter of 2006 was $746,000 compared to $827,000 for the third quarter of 2005. Included in the third quarter of 2005 was a $192,000 one-time income event related to the demutualization of a bank owned life insurance carrier. Excluding the one-time other non-interest income in 2005, the growth in non-interest income was 17.48% in the third quarter of 2006 over the third quarter of 2005.

Total non-interest expense increased by $1,364,000 or 23.39% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. All of the components of non-interest expense (salaries and benefits, occupancy, and other expenses) increased comparing the three months ended September 30, 2006 to the same period ending September 30, 2005. The increases are primarily attributed to the costs associated with the new financial centers in Redmond and Lakewood

Business Segment Reporting

The Company is now managed as a whole, not by discrete operating segments. The Company was formerly managed along two major lines of business: community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through the Bank's 17 offices in Washington State. Formerly, the small loan division provided small, short-term consumer loans to customers in Arkansas and Alabama through Marketing and Servicing Agreements with Advance America. Effective July 1, 2005 the Bank terminated its relationship with Advance America and no longer offered small short-term consumer loans of that type.

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

Financial highlights by line of business as of, and for the nine months ended September 30 were as follows (dollars in thousands):

Nine months ended September 30, 2006	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$25,374	$--	$25,374
Non-interest income	6,487	--	6,487
Non-interest expense	19,847	--	19,847
Income taxes	4,043	--	4,043
Net Income	$7,971	$--	$7,971
Total assets	$961,218	$--	$961,218
Total Loans	$704,574	$--	$704,574

Nine months ended September 30, 2005	Community	Small
	Banking	Loans	Total

Net Interest income after provision for credit losses	$18,728	$669	$19,397
Non-interest income	6,225	8	6,233
Non-interest expense	16,469	83	16,552
Income taxes	2,512	197	2,709
Net Income	$5,972	$397	$6,369
Total assets	$736,150	$739	$736,889
Total Loans	$561,056	$0	$561,056

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Interest Rate Gap Analysis is limited in its usefulness as it does not reflect the changes in the values of the assets held and what they could be sold for at a gain or loss at various repricing terms depending on the changes to market rates. At September 30, 2006, based on the measures used to monitor and manage interest rate risk, there has been a structured shift in the Company's interest rate risk by balance sheet management since December 31, 2005. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, known as an "interest sensitivity gap", at a point in time that are subject to repricing at various time horizons. The table below sets forth the interest sensitivity gaps for assets and liabilities repricing within one year, between one to five years and after five years.

	Interest Rate Gap Analysis
	September 30, 2006

		Repricing Intervals
		(dollars in thousands)
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

Loans	$462,277	$181,271	$61,026	$704,574
Securities:
Available for sale	3,941	26,387	126,976	157,304
Federal funds sold	1,900	- -	- -	1,900
Interest bearing deposits in banks	673	- -	- -	673
Total Earning Assets	$468,791	$207,658	$188,002	$864,451
Deposits:
Savings and interest bearing demand	$285,455	$ - -	$ - -	$285,455
Time deposits	294,735	65,918	- -	360,653
Repurchase agreements	38,846	- -	- -	38,846
Short term borrowings	27,732	- -	- -	27,732
Long term debt	- -	30,000	22,682	52,682

Total Interest Bearing Liabilities	$646,768	$95,918	$22,682	$765,368

Net Interest Rate Sensitivity Gap	$(177,977)	$(66,237)	$99,083	$99,083

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

Changes in Internal Controls

In the third quarter ended September 30, 2006, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of
	Total number of	Average price paid	announced plans or	shares that may yet
Period	shares purchased	per share	programs	be purchased

Month #1
July 1, 2006 through July
30, 2006	27,777	$20.16	27,777	81,716

Month #2
August 1, 2006 through
August 31, 2006	- -	- -	- -	81,716

Month #2
September 1, 2006
through September 30,
2006	- -	- -	- -	81,716

Total	27,777	$20.16	27,777	81,716

Date repurchase authorized		Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003		March 5, 2003	131,370	August 19, 2004
September 18, 2003		September 24, 2003	56,130	December 18, 2004
October 15, 2003		October 17, 2003	225,000	April 15, 2005
September 16, 2004		September 22, 2004	200,000	December 31, 2005
November 15, 2005		February 27, 2006	200,000	May 15, 2007

Total			812,500

Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 6	Exhibits

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed May 16, 2005.

3.2	Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant Annual Report on Form 10-K for the Fiscal year ending December 31, 2001; SEC Accession No. 0001104659-02-001200, filed April 1, 2002.

31.1	Certifications of the Chief Executive Officer.

31.2	Certifications of the Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Sandra L. Sager
Sandra L. Sager, CPA
EVP, Chief Financial Officer