Form 10-K
period 2006-12-31
VENTURE FINANCIAL GROUP INC
filed 2007-03-27
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____ to ____

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
                                                                                                                                                          ____ YES    X    NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                           ____ YES    X    NO

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                           X   YES          NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___ Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                                       ____ YES    X    NO

There is no active trading market for the Registrant’s voting common equity. The Registrant’s voting common stock is not listed on any exchange or quoted on NASDAQ or on the OTCBB, or traded or quoted in any market. The aggregate value of the voting common equity held by non-affiliates as of June 30, 2006 (the last business day of the most recent second quarter), was $119,194,983 based solely on trades between private purchasers and sellers that are reported to the Registrant.

The number of shares of no par value Common Stock outstanding as of March 14, 2007, was 7,194,171.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “Proxy Statement”) for use in connection with the Annual Meeting of Shareholders to be held on May 3, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

	Venture Financial Group, Inc.
	FORM 10-K
	FOR THE YEAR ENDED DECEMBER 31, 2006
	TABLE OF CONTENTS

	PART I
ITEM 1. BUSINESS		Page
General		3
Competition		4
Market Area		5
Employees		5
Supervision and Regulation		5

ITEM 1A. RISK FACTORS		11

ITEM 1B. UNRESOLVED STAFF COMMENTS		12

ITEM 2.	PROPERTIES	12

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS	14
	AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATION	19
Critical Accounting Estimates and Policies		19
Performance Overview		19
Results of Operations		20
Liquidity and Financial Condition		25
Capital Resources		35

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		35

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37
Report of Independent Auditors		37
Financial Statements		38
Notes to Financial Statements		45

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	90

ITEM 9A. CONTROLS AND PROCEDURES		90

ITEM 9B.	OTHER INFORMATION	90
	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	90

ITEM 11.	EXECUTIVE COMPENSATION	90

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	90

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	91

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	91

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	91
Signatures		92
Exhibit Index		93

PART I

ITEM 1 - BUSINESS

General

Venture Financial Group, Inc. ("VFG" or “the Company”), formerly known as First Community Financial Group, Inc., was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a registered bank holding company. The Company changed its name to First Community Financial Group, Inc. in July 1992 and again in May 2003 to Venture Financial Group, Inc. In 1984, pursuant to a plan of reorganization, VFG acquired the stock of First Community Bank of Washington, and in May 2003 the bank changed its name to Venture Bank (“VB” or “Bank”). The Bank, organized in 1979, is a Washington state-chartered banking corporation. The principal offices of VFG and Venture Bank are located in Lacey, Washington. References to “we”, “us”, or “our” refer to VFG.

Client Services

Venture Bank provides a full range of deposit, lending, and other banking services including:

  Checking, savings, money market, and time deposit accounts,
  Commercial real estate loans and business loans,
  Residential real estate loans and consumer installment loans,
  Electronic banking via remote deposit capture, ATMs, Internet, and telephone,
  Safe deposit facilities and internet cafes.

Venture Wealth Management (“VWM”), a wholly owned subsidiary of Venture Bank, offers a broad range of investment services to our consumer and commercial customers, including retirement and estate planning, profit sharing plans and the sale of non-deposit investment products.

Growth and Expansion

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

In addition to growth by acquisition, during the past five years we have opened or commenced construction on financial centers and administrative offices in the following areas in western Washington:

  South Hill: Puyallup (financial center opened 2003, relocation of Meridian-Puyallup)
  Kent (financial center opened 2004)
  Lakewood (financial center opened 2005)
  Hawks Prairie (financial center commenced construction 2006)
  DuPont (financial center and administrative offices commenced construction 2006)

In March 2004, the Bank acquired Washington Asset Management Tacoma, LLC, a financial services and wealth management company. The acquired firm was consolidated with the Bank’s existing Investment Services Department and Venture Wealth Management, a wholly owned subsidiary of Venture Bank, was formed. Venture Wealth Management is headquartered in the Olympia Downtown financial center of the Bank. Please see Note 2 –Disposition and Acquisitions in the Company’s consolidated financial statements for a more complete description of this transaction.

In October 2004, the Bank sold seven of its financial centers. These financial centers were located in Grays Harbor (Aberdeen, Elma, Montesano, and Hoquiam), Lewis (Toledo, Winlock) and Thurston (Panorama City) Counties. We sold $88.0 million in deposits and $1.8 million in real estate, furniture and fixtures, and realized a $3.5 million gain, net of tax and previously recorded goodwill with respect to the sold financial centers. Please see Note 2 –Disposition and Acquisitions in the Company’s consolidated financial statements for a more complete description of this transaction.

In September 2005, the Bank completed its merger with Washington Commercial Bancorp, the holding company of Redmond National Bank. The merger added two additional King County financial centers located in the Redmond area. Please see Note 2 – Disposition and Acquisitions in the Company’s consolidated financial statements for a more complete description of this transaction.

Small Loan Segment

From November 2000 until July 2005, the Bank offered small loans (commonly known as “Payday Loans”) to customers in Alabama and Arkansas through Marketing and Servicing Agreements with Advance America. Advance America acted as the Bank’s agent in marketing and collecting these loans.

On March 2, 2005, the Federal Deposit Insurance Corporation ("FDIC"), our primary regulator, issued revised payday lending guidelines. The Company determined that compliance with this guidance would have a negative impact on service to customers and on earnings to the point where the Company decided to discontinue its small loan activity in 2005. Financial highlights on this segment of the Company are found in Management’s Discussion & Analysis of Financial Condition and Results of Operations and Note 21-Business Segment Information to the Company’s consolidated financial statements.

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other commercial banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is significantly affected by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide networks), higher lending limits, and a variety of services not offered by the Bank. The Bank has positioned itself successfully as a regional alternative to banking conglomerates that may be perceived by customers or potential customers, as impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of the Bank’s target customers. Over the past few years, numerous “community” banks have been formed or moved into the Bank’s market areas and have developed a similar focus. This growing number of similar banks and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception or market share has led to intensified competition.

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

In general, the financial services industry has experienced widespread consolidation over the last decade. It is anticipated that consolidation among financial institutions in the Company’s market area will continue. Other financial institutions, many with substantially greater resources, compete in the acquisition market against the Bank. Some of these institutions have greater access to capital markets, larger cash reserves and a more liquid currency. Additionally, the rapid adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside the Bank’s market area. Although the Bank has been able to compete effectively in the financial services markets to date, there can be no assurance that it will be able to continue to do so in the future.

Market Area

The Bank engages in general banking business through 17 financial centers in Thurston, Lewis, Pierce, and King Counties in Washington State. All four counties experienced economic growth in 2006.

Thurston County

Construction activity, including single and multi-family, along with commercial projects, continued to push property values upward in Thurston County, the result of the general population growth in this region, plus the affordability of this market compared to Pierce and King Counties. Thurston County’s principal industries include government, with the state capitol in Olympia, and shipping though the Port of Olympia. The Port of Olympia reported increased shipping activity in 2006. Several national retailers have opened stores and related warehouse distribution centers in the County including Home Depot and Target.

Pierce County

Pierce County continued to experience solid economic growth, with the real estate market remaining very active for both single- and multi-family construction activities, along with steady demand for commercial projects. The City of Tacoma saw continued revitalization of the downtown corridor including development of a new convention center, hotel, and numerous condominium projects. Additionally, the University of Washington-Tacoma, located in the heart of the city, continued to grow. Tacoma continued to benefit from the robust Port, plus the positive impacts of a growing military presence, at the Fort Lewis and McChord military bases.

King County

For 2006, the number of home sales in King County showed a slight slowing, while overall demand and activity remained solid, with values continuing to increase by double-digits. King County is well diversified with a strong industrial, transportation, and service industry base. The Port of Seattle, which includes Seattle-Tacoma International airport, maintained a high level of activity throughout the year, and the area continued to benefit from the presence of corporate headquarters for Costco, Microsoft, Weyerhaeuser, and Starbucks.

Lewis County

Lewis County experienced a moderate level of economic growth in 2006, with the residential real estate market benefiting by the county’s proximity to Thurston and Pierce counties to the north, and Clark County, along with Portland, Oregon, to the south. Land and housing costs in the more populous adjacent counties makes Lewis County an attractive alternative. While overall employment growth remains slow, it is steady, and there have been recent announcements of industrial expansion in the county that will result in further employment growth.

Employees

VFG and its subsidiaries employed a total of 250 employees, consisting of 217 full time and 33 part time employees at December 31, 2006. A number of benefit programs are available to eligible employees, including group medical, dental and vision plans, paid time off (PTO), short-term disability, group term life insurance, an Employee Stock Ownership Plan (“ESOP”) and an Employee Stock Ownership Plan with 401(k) provisions (“KSOP”), deferred compensation plans, a stock incentive plan, a Company performance-based incentive plan, and other team and individual incentives. Employees are not represented by a union organization or other collective bargaining group, and we consider our relationship with employees to be very good.

Supervision and Regulation

Bank holding companies, such as VFG, and banks, such as Venture Bank and its subsidiary, VWM are extensively regulated under federal and state law. The discussion below describes and summarizes some of the myriad of applicable statutes and regulations and is qualified in its entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on VFG’s business and prospects. The Bank and VWM’s operations may also be affected by changes in the policies of banking and other government regulators. The nature or extent of the possible future effects on business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations cannot be accurately predicted.

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
  prohibits insider trades during pension fund “blackout periods”;
  imposes new criminal penalties for fraud and other wrongful acts; and
  extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As an SEC reporting company, we are subject to the Act’s requirements. The SEC continues to adopt and refine regulations implemented pursuant to the Act. We continue to comply with the Act and related rules and regulations issued by the SEC and expect that SEC regulations that are not currently applicable to us will become applicable in the future. At the present time the Company anticipates that it will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on business.

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

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100 thousand per depositor through the Bank Insurance Fund administered by the FDIC. For the first time in 25 years, Congress in 2006 raised the limit on federal deposit insurance coverage. However, the higher insurance limit (as high as $250 thousand) only applies to certain kinds of retirement accounts. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

Along with the periodic issuance of Junior Subordinated Debentures, dividends paid by the Bank provide substantially all of the Company’s cash flow. Under Washington law, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than retained earnings.

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

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus, undivided profits, and Junior Subordinated Debentures up to 25% of Tier I capital. Tier II capital generally consists of the allowance for loan losses up to 1.25% of risk weighted assets, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8% to be “adequately-capitalized” per the regulation. Our ratios are 10.27% and 11.39%, respectively.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total average assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect that at a minimum the ratio will be 4% to be “adequately-capitalized” per the regulation. Our ratio is 9.44% .

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The capital categories range from “well capitalized” to “critically under-capitalized.” Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. The Company could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Under the regulations, the Bank is “well-capitalized.”

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

Effects of Government Monetary Policy

The Bank’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. The Federal Reserve’s open market operations in U.S. government securities, control of the discount rate applicable to Bank borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact cannot be predicted with certainty.

Cautionary Statement Regarding Forward-Looking Information

Statements appearing in this report which are not historical in nature, including without limitation the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. You can find many of these statements by looking for words such as “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. VFG does not undertake any obligation to update or publicly release any revisions to forward-looking statements contained in this Annual Report, with respect to events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. Risks and uncertainties with respect to the Company include, among others, risks related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing, that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions including regulatory fees and capital requirements; changes in prevailing interest rates that could lead to decreased net interest margin; the integration of acquired businesses; credit risk management and asset/liability management; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity. We caution you not to rely on forward-looking statements and to carefully review the “Risk Factors” section in Item 1A below, which is updated from time to time in our filings with the SEC.

ITEM 1A - RISK FACTORS

We are subject to the risk of borrowers being unwilling or unable to repay loans.

Credit risk, the possibility that borrowers will be unwilling or unable to repay their obligations when due, could profoundly impact our earnings. We maintain a reserve for loan losses to absorb estimated probable loan losses. The level of our loan loss reserve is based on management’s judgments and various assumptions about the loan portfolio. If our assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could adversely affect our results of operations. If loans are not repaid and loan losses exceed our loan loss allowance, increased amounts charged to the provision for loan losses would reduce income.

We have a high concentration of real estate collateral securing our loans.

Many of our loans are secured by real estate located in western Washington, specifically the Puget Sound region. If this region experiences an economic downturn that impacts real estate values and customers’ ability to repay, loan losses may exceed the estimates that are currently included in the reserve for loan losses, which could adversely affect our financial results.

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

We must have adequate cash or borrowing capacity to meet our customers’ needs for loans and demands for their deposits. We generate liquidity primarily through new deposits. We also have access to secured borrowings, Federal Home Loan Bank borrowings and various other lines of credit. The inability to increase deposits or to access other sources of funds would have a negative effect on our ability to meet customer needs, could slow loan growth and could adversely affect our results of operations.

We are subject to extensive government regulation and supervision, which could become more burdensome, increase our costs and make us less competitive compared to unregulated competitors.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not our shareholders. These regulations affect, among other things, lending practices, capital structure, investment practices, dividend policy and growth. Failure to comply with any of the relevant statutes and regulations could lead to severe restrictions on our ability to conduct business or lead to material fines and penalties. The level of regulation has increased in recent years with the adoption of the Bank Secrecy Act and the privacy requirements of Gramm-Leach-Bliley Act. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Such changes could affect us in substantial and unpredictable ways and could subject us to additional costs necessary to comply with new rules and regulations, limit the types of financial services and products we may offer or increase the ability of non-banks to offer competing financial services and products.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank owns the property and buildings on which the Kent, Lacey, Yelm, Fircrest, Tacoma Downtown, Pioneer: Gig Harbor, Centralia, Redmond Downtown, Eatonville and Olympia Downtown financial centers are situated. The Tumwater financial center is operated in a building owned by the Bank that is situated on leased property. The Hawks Prairie, West Olympia, South Hill: Puyallup, Redmond Town Center, Lakewood, and Pt. Fosdick: Gig Harbor financial centers are operated in leased space. The aggregate monthly rental on all properties leased by the Bank is approximately $73 thousand.

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

In December 2004, the Bank entered into an agreement, upon satisfaction of certain contingencies, to purchase land in DuPont Washington for $2.0 million to construct a three story, 53,000 square foot corporate office building that will include the new DuPont financial center. The purchase of this property was finalized on February 17, 2005 and construction of the building commenced immediately after the groundbreaking ceremony on February 22, 2006. The corporate office and DuPont financial center are expected to be completed in the late spring of 2007. On January 31, 2006, the Bank finalized the purchase of land in Hawks Prairie located in Lacey, Washington to construct a financial center. The Hawks Prairie financial center was completed in the spring of 2007 and staff was moved from its former leased facility to the new financial center. Also in 2006, the Bank purchased property underlying and adjacent to its Eatonville financial center.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, VFG or its subsidiaries may be involved in litigation. At the present time neither VFG nor any of its subsidiaries are involved in any threatened or pending material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2006, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	# of Shares Traded	Price Range
		Per Share
2005
1 st Quarter	75,100	$20.00 - $22.90
2 nd Quarter	67,250	$18.00 - $21.00
3 rd Quarter	23,555	$19.00 - $21.50
4 th Quarter	53,987	$18.00 - $21.50

2006
1 st Quarter	41,940	$19.00 - $20.50
2 nd Quarter	105,678	$19.50 - $20.25
3 rd Quarter	42,840	$19.00 - $21.25
4 th Quarter	40,242	$21.00 - $22.00

At December 31, 2006 options for 364,438 shares of VFG common stock were outstanding. See Note 15 of the consolidated financial statements for additional information.

Stock Performance Graph

The following stock graph presented is furnished, but not filed. It compares the total cumulative shareholder return on the Company’s Common Stock, based on quarterly reinvestment of all dividends, to the NASDAQ Composite, SNL Index of all banks traded on the electronic Bulletin Board and Pink Sheets and SNL Index of banks located in Washingon and Oregon with assets between $500 million and $1 billion. The graph assumes $100 invested on December 31, 2001 in the Company’s Common Stock and each of the indices. The graph does not depict actual operating financial performance of the Company.

			Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL All OTC-BB and Pink Banks	100.00	124.40	170.92	204.07	221.37	242.38
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

Number of Equity Holders

As of December 31, 2006, there were 1,758 holders of record of VFG's common stock.

Dividends

Subsequent to December 31, 2006, VFG paid a cash dividend of $0.08 per share on February 9, 2007. VFG paid cash dividends per share of $0.07 on February 10, and May 12, and $0.075 on August 18 and November 13, 2006. VFG paid cash dividends per share of $0.065 on February 11, and $0.07 on May 13, August 12, and November 14, 2005.

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

On November 15, 2005, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. Under this plan VFG has purchased 118,284 shares for a total of $2.4 million.

The following table sets forth the Company’s repurchase of its outstanding common stock during the fourth quarter of the year ended December 31, 2006.

			Total number of
			shares purchased
			as part of publicly	Maximum number
	Total number of	Average price paid	announced plans	of shares that may
Period	shares purchased	per share	or programs	yet be purchased

Month #1
October 1, 2006 through
October 31, 2006	0	$0	0	81,716

Month #2
November 1, 2006 through
November 30, 2006	0	$0	0	81,716

Month #3
December 1, 2006 through
December 31, 2006	0	$0	0	81,716

Total	0	$0	0	81,716

Date Repurchase	Date Publicly	# of Shares
Authorized	Announced	Authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22, 2004	200,000	December 31, 2005
November 15, 2005	February 27, 2006	200,000	May 15, 2007

Total		812,500

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
	Year Ended December 31, 2006

				Number of Shares
				Remaining Available
				for Future Issuance
	Number of Shares to		Weighted-Average	Under Equity
	be Issued Upon		Exercise Price per	Compensation Plans
	Exercise of		share of Outstanding	excluding shares
Plan Category	Outstanding Options		Options	reflected in Column
	(a)			(a)
	(1) (2)			(1)

Equity compensation plans
approved by security holders	364,438	(3)	$12.65	200,400	(4)
Equity compensation plans
not approved by security	0		$0	0
holders

(1)	Share amounts have been adjusted to reflect the two-for-one stock split effective November 15, 2002 and the three-for-two stock split effective May 16, 2004.
(2)	Includes 34,805 in employee options and 15,413 in director options assumed in connection with the Washington Commercial Bancorp acquisition
(3)	Includes 69,503 shares for directors and 294,935 shares for employees.
(4)	Shares available for issuance under the 2004 Stock Incentive Plan can be granted to directors or employees.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with VFG’s consolidated financial statements and the accompanying notes presented in this report. The per-share information has been adjusted retroactively for all stock dividends and splits.

($ in thousands	2006	2005	2004	2003	2002
except per share data)

For the Year:
Net interest income after
provision for credit losses	$34,741	$27,694	$24,907	$22,861	$21,079
Non-interest income	8,666	8,210	13,569	12,560	7,865
Non-interest expense and taxes	32,338	26,876	26,699	26,365	22,732

Net income	$11,069	$9,028	$11,777	$9,056	$6,212

Per Common Share:
Basic Earnings Per Share	$1.54	$1.33	$1.82	$1.38	$.95

Stock Dividends declared	-
Cash Dividends Paid	$0.290	$0.275	$0.194	$0.160	$0.132

Balance Sheet Data:
Total Assets	$978,108	$752,793	$556,216	$513,900	$474,450
Long-term debt and junior
subordinated debentures	42,682	52,682	29,589	21,000	24,000
Shareholders’ equity	$85,232	$76,154	$57,840	$48,673	$44,209

Net income for the years ended December 31, 2004 and 2003 included one-time gains as discussed in Item 7 below under the headings “Performance Overview” and “Non-Interest Income.”

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements as of December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004 included in this report.

Critical Accounting Estimates and Policies

Companies may apply certain critical accounting estimates and policies that require management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Bank considers its only material critical accounting estimate to be the allowance for loan losses. We believe that the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period; (2) it requires management to make assumptions about future losses on loans, which are difficult to predict; and (3) the impact of a sudden large loss could significantly reduce the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of the allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations, and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on the Corporation’s consolidated financial statements, results of operation, or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality, see Note 5 in the Consolidated Financial Statements for the year ended December 31, 2006, and “Management’s Discussion and Analysis of Liquidity and Financial Condition – Allowance for Loan Losses.”

Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of real estate owned and deferred tax assets and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in this annual report on Form 10-K for the year ended December 31, 2006. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Performance Overview

In 2006, the Company earned $11.1 million of which $3.1 million was earned during the fourth quarter. Excluding one-time gains in the fourth quarter 2004 and the third quarter 2003, the $3.1 million represents the highest quarterly earnings and $11.1 million represents the highest annual earnings in the Company’s history. Net income for the full year ended December 31, 2006 was $11.1 million as compared to $9.0 million for the full year ended December 31, 2005.

Highlights for 2006 include:

  As of December 31, 2006, assets totaled $978.1 million, an increase of 29.9% over the $752.8 million in total assets at December 31, 2005.
  Basic earnings per share for 2006 were $1.54 per share compared to $1.33 per share for 2005 and $1.82 per share for 2004. Excluding a one-time gain on the sale of financial centers in 2004, the basic earnings per share for 2006, 2005, and 2004 were $1.54, $1.33, and $1.27 respectively.
  Total deposits increased by $257.3 million or 50.1% in 2006 to $771.3 million from $514.0 million as of December 31, 2005. Interest bearing checking, savings and money market deposits increased $138.0 million and time certificates of deposit increased $117.7 million.
  Net loans increased $114.3 million or 19.4% in 2006 to $702.5 million from $588.2 million at December 31, 2005.
  The quality of the Company’s assets continued to improve significantly during the year. Nonperforming assets as a percentage of total assets declined to 0.07% on December 31, 2006 from 0.36% on December 31, 2005.
  Securities available for sale increased $101.5 million or 166.7% in 2006 to $162.4 million from $60.9 million as of December 31, 2005.
  Short term borrowings decreased a total of $34.7 million or 40.0% in 2006 from $87.8 million to $53.1 million at December 31, 2005 and total long term borrowings decreased a total of $10.0 million.

In December 2004, the Company entered into an agreement, upon satisfaction of certain contingencies, to purchase land in DuPont in Pierce County, Washington for $2.0 million to construct a corporate office and financial center. The purchase of this property was finalized February 17, 2005 and construction commenced immediately following a groundbreaking ceremony on February 22, 2006. Management believes that centralizing administration functions at the DuPont location will create long-term efficiencies. The Company continues to move forward with its strategy of adding financial centers to the more populated and growing areas in western Washington. In 2006, the Bank purchased property and commenced construction of a financial center in Hawks Prairie.

Highlights for the past five years:

The following table sets forth certain operating and capital ratios for the Company at December 31 with discussion below the table of items significant to the table:

	2006	2005	2004	2003	2002

Return on Average Assets	1.25%	1.46%	2.23%	1.88%	1.56%
Return on Average Equity	14.05%	14.87%	22.99%	19.55%	15.13%
Average Equity to Average Assets Ratio	8.87%	9.82%	9.95%	9.67%	10.28%
Dividend Payout Ratio (cash dividends per
share divided by basic earnings per share)	18.83%	20.68%	10.66%	11.59%	13.89%

On October 8, 2004, the Company sold seven of its financial centers. Of the seven financial centers, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. Deposits transferred totaled $88.0 million. The Company retained all loans originated through the seven financial centers. The Company realized a $3.5 million gain net of tax and recorded goodwill with respect to such financial centers.

Return on Average Assets and Return on Average Equity at December 31, 2004 without the $3.5 million net gain on sales of the seven financial centers would have been 1.56% and 16.32% respectively. Return on average assets and return on average equity at December 31, 2003 without the $1.4 million net gain on sale of foreclosed real estate would have been 1.59% and 16.55%, respectively.

The Company opened financial centers in South Hill:Puyallup in Pierce County in 2003, in Kent in King County in 2004, and a financial center in Lakewood in Pierce County in 2005. In addition, the Company’s existing financial centers have been in the process of being remodeled to better suit the company’s strategic branding effort. See Highlights for 2006 for financial center activity in 2006.

The Company merged with Redmond National Bank and its parent company Washington Commercial Bancorp on September 2, 2005 in an acquisition accounted for under the purchase method of accounting. This merger continued Venture’s expansion into King County. Total assets, loans and deposits of Redmond National Bank on the date of acquisition were $131.8 million, $107.1 million, and $86.9 million, respectively. The effect on 2005 net income was not material as the net revenues generated were largely offset by costs related to the acquisition and integration of the organization’s personnel and information systems. The Company issued 574,559 shares for the purchase of WCB. See Note 2- Disposition and Acquisitions to the consolidated financial statements for more information on this acquisition.

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

Net interest income in 2006 increased over 2005 by $7.4 million to $35.8 million from $28.4 million and increased $3.3 million in 2005 from 2004 to $28.4 million from $25.1 million. In 2006, net interest income increased largely from the increased volume in loans and investments coupled with the fact that the volume of assets earning interest increased at a faster rate than the liabilities earning interest in both 2006 and 2005.

During 2005 and the first half of 2006 interest rates increased rapidly. The Federal Reserve increased its target federal funds rate by 200 basis points in 2005 and 100 basis points in 2006. The prime rate, as published in the Wall Street Journal, is based on a survey of what the 30 largest banks will charge their most favored customers. In recent years, the prime rate has moved in lock step at a 300 basis point margin above the federal funds rate. The published prime rate is used as a base index on many of the Bank’s loan products. As rates increased in 2005, the Bank’s net interest margin declined. The effect of a rising rate environment started to impact net interest income in 2005 because the increases in loan and investment rates lagged behind the deposit and borrowing rate increases. As market rates increased in 2005 and 2006, rates on deposits and borrowing increased at a much faster pace than rates on interest-earning assets. Interest expense increased by $15.9 million in 2006 and $6.2 million in 2005.

During 2006, our interest margin decreased 49 basis points to 4.44% from 4.93% in 2005. This 49 basis point decrease in net interest margin is due to two factors: deposits repricing upward at a faster pace than loans and investments in a rising rate environment and a larger percentage of assets being held in securities. During 2005, our interest margin decreased 35 basis points to 4.93% from 5.28% in 2004. This 35 basis point decrease in net interest margin is largely attributable to the shift in the mix of our liabilities from lower rate core deposits to higher rate time deposits and long term borrowings. This shift in funding sources is a result of selling a low cost funding source of $88.0 million in deposits in connection with the sale of seven financial centers in late 2004 and replacing it with higher cost funding. The other significant contributor to the decrease in margin was rising market interest rates and loans re-pricing at a much slower pace than the liabilities that funded them.

Interest earned on federal funds sold and interest bearing deposits decreased by $128 thousand in 2006 over the prior year. The most significant reason for this decrease was the change in average volume from $12.4 million to $6.3 million, generating a decrease in interest income in the amount of $240 thousand. The volume decreased and was shifted to higher yielding assets. The decrease in volumes was offset by the increase in yield which increased from 3.32% to 4.46%, generating an additional $112 thousand in interest income from the rate increase.

Interest earned on investments increased by $3.7 million in 2006 over the prior year. The most significant reason for this increase was a increase in volume of debt securities which went from $71.8 million to $131.2 million causing a increase in income of $2.9 million. The yield on investments increased from 4.08% to 5.09% providing $862 thousand in interest income from the rate increase.

The largest component of interest income is interest earned on the Bank’s loan portfolio. Total interest income earned from loans in 2006 increased by $19.7 million; the net effect of an increase of $14.8 million due to an increase in the average volume of loans during the year plus an increase in the average yield on loans of $4.9 million. The average yield on loans increased from 7.72% in 2005 to 8.63% in 2006.

Interest expense on deposits in 2006 increased 181.6% or $13.8 million from $7.6 million to $21.4 million. The increase is largely due to the increase in volume and rate of interest paid on time deposits in particular. The average rate increased on time deposits to 4.60% in 2006 from 3.28% in 2005 which resulted in an increase of $2.7 million in time deposit interest expense. The average year-to-date volume of time deposits increased $158.3 million from the average year-to-date 2005 balance causing an increase in interest expense of $6.7 million. The total impact to interest expense from time deposits from both volume and rate movements was $9.4 million. Interest bearing checking (negotiable order of withdrawal or “NOW”), savings and money market deposit accounts (“MMDA”) also contributed to the increase in interest expense. The average rate on NOW, savings and MMDA increased to 2.82% in 2006 from 1.33% in 2005 which resulted in an increase of $3.4 million in NOW, savings and MMDA interest expense. The average year-to-date volume of NOW, savings and MMDA increased $61.7 million from the average year-to-date 2005 balance causing an increase in interest expense of $1.0 million. The total impact to interest expense from NOW, savings and MMDA deposits from both volume and rate movements was $4.4 million. Interest expense on other borrowings increased $2.2 million from $5.3 million in 2005 to $7.5 million in 2006. The increase in average interest rate to 5.31% from 3.90% cost $1.9 million in interest expense including junior subordinated debentures which were tied to LIBOR (London Inter-Bank Offering Rate index) and increased from a weighted average rate of 7.66% in 2005 to 9.82% in 2006. The increase in borrowing volume in 2006 to an average balance of $140.9 million from $136.8 million in 2005 accounted for $165 thousand of the $2.2 million interest expense increase.

Over the two year period of 2006 and 2005, market rates moved up 300 basis points and the Bank’s net interest margin declined significantly from 4.93% to 4.44% . Management believes the interest margin level is reasonable. If rates continue to rise, the margin will be under pressure to decline.

An analysis of the change in net interest income is as follows (dollars in thousands):

	2006 compared to 2005			2005 compared to 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans	$14,794	$4,880	$19,674	$7,535	$1,900	$9,435
Federal funds sold and deposits in banks	(241)	113	(128)	266	120	386
Investment securities	2,884	862	3,746	(281)	11	(270)
Total interest income	17,437	5,855	23,292	7,520	2,031	9,551

Interest paid on:
NOW, Savings and MMDA	$1,035	$3,365	$4,400	$(78)	$756	$678
Time deposits	6,672	2,709	9,381	1,504	1,347	2,851
Other borrowings	165	1,977	2,142	1,290	1,418	2,708
Total Interest expense	7,872	8,051	15,923	2,716	3,521	6,237

Net interest spread	$9,565	$(2,196)	$7,369	$4,804	$(1,490)	$3,314

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

		2006			2005			2004
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
Assets	Balance	(Expense)	Rates	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Earning Assets:
Loans(1)	$668,443	$57,717	8.63%	$492,506	$38,043	7.72%	$394,611	$28,608	7.25%
Federal funds sold and
interest bearing
deposits in banks	6,325	282	4.46%	12,357	410	3.32%	2,220	24	1.08%
Investment securities	131,177	6,672	5.09%	71,765	2,926	4.08%	78,870	3,196	4.05%

Total earning assets and
interest income	805,945	64,671	8.02%	576,628	41,379	7.19%	475,701	31,828	6.69%
Other Assets:
Cash and due from
banks	14,904			16,611			19,613
Bank premises and
equipment	22,989			15,458			12,198
Other assets	52,478			25,542			28,875
Allowance for credit losses	(8,583)			(7,631)			(7,506)

Total Assets	$887,733			$626,608			$528,881

Liabilities and
Shareholders' Equity
Interest bearing
liabilities:
Deposits:
NOW,Savings, and
MMDA	$239,261	$(6,754)	2.82%	$177,577	$(2,355)	1.33%	$185,880	$(1,677)	0.90%
Time deposits	318,055	(14,619)	4.60%	159,788	(5,237)	3.28%	105,940	(2,386)	2.25%

Total interest bearing
deposits	557,316	(21,373)	3.83%	337,365	(7,592)	2.25%	291,820	(4,063)	1.39%
Other borrowings	140,881	(7,482)	5.31%	136,780	(5,340)	3.90%	97,373	(2,631)	2.69%

Total interest bearing
liabilities and interest expense	698,197	(28,855)	4.13%	474,145	(12,932)	2.73%	389,193	(6,694)	1.72%

Non-interest bearing
deposits	103,057			83,670			85,690
Other liabilities	7,701			5,681			2,767
Shareholders’ equity	78,778			63,112			51,231

Total liabilities,
shareholders' equity
and net interest income	$887,733	$35,816		$626,608	$28,447		$528,881	$25,134

Net interest income as a
percentage of
average of earnings
assets:
Interest Income			8.02%		7.19%			6.69%
Interest Expense			4.13%		2.73%			1.72%

Net Interest Margin			4.44%		4.93%			5.28%

(1)	For purposes of these computations, non-accrual loans are included in the average loan balance outstanding. Loan fees and late charges of $3.3, $2.3 and $1.5 million, are included in interest income in 2006, 2005, and 2004, respectively.

Non-Interest Income

Total non-interest income increased $500 thousand in 2006 to $8.7 million, an increase of 6.1% from 2005. Non-interest income includes service charges on deposit accounts, origination fees and gains on sale of residential real estate loans, earnings on bank-owned life insurance, fees generated by Venture Wealth, small loan miscellaneous income, and gains on the sale of foreclosed real estate. Service charges on deposit accounts increased in 2006 by $384 thousand or 10.8% over 2005 mainly due to increases in both NSF income and bounce protection fee income. Service charges on deposit accounts decreased in 2005 by $234 thousand or 6.2% over 2004 largely due to the divestiture of seven financial centers in late 2004. Origination fees and gains on the sale of residential real estate loans increased $175 thousand or 10.7% over 2005 mainly due to a higher volume of loans sold. During 2005, origination fees and gains on the sale of residential real estate loans increased $309 thousand or 23.3% from 2004. Other operating income decreased $103 thousand in 2006 to $2.9 million, a decrease of 3.4% from 2005. Other non-interest income in 2005 decreased $5.4 million or 64.4% over 2004 primarily due to the 2004 one-time gain on sale from the divestiture of seven branches.

Non-Interest Expense

Total non-interest expense in 2006 increased to $26.7 million from $22.8 million in 2005 a change of $3.9 or 17.1% . Total non-interest expense in 2005 increased 8.1% or $1.7 million over 2004 and amounted to $22.8 million. Salaries and benefits represent the largest component of non-interest expense. Salaries and benefits increased $2.9 million or 24.0% due to the timing of the prior year acquisition of the Redmond National Bank; in 2006 those employees were employed for a full year compared to only four months from date of acquisition in September of 2005. Employee incentive and bonus’ were also higher in 2006 from 2005 due to the increased profitability in the Company. Additionally, there was an increase in residential real estate commission expense. The Company also hired an additional 23 employees and the related salaries and benefits are reflected in 2006. Non-interest expense in 2005 increases over 2004 were due largely to the expansion of mortgage loan originators and commission income paid and the effect of the additional employees from Redmond National Bank. Occupancy costs and equipment expenses increased $318 thousand or 8.5% from 2005 due to increases real estate property taxes, maintenance contracts, and depreciation expense. Occupancy costs and equipment expenses increased $293 thousand or 8.5% in 2005 due primarily to the continued financial center facility branding and remodeling and the opening of two new financial centers. Other expenses in 2006 increased $658 thousand or 9.5% over 2005 mainly due to increase in advertising and public relations, business and occupation taxes, and travel expenses. These costs were partially offset by decreases in accounting fees and consulting fees. Other expenses in 2005 increased $11 thousand over 2004 due mainly to a write-down of foreclosed property in 2004.

Liquidity and Financial Condition

The Company primarily depends on cash dividends from the Bank to fund interest payments on its junior subordinated debentures, cash dividends to shareholders, and other holding company expenses.

In June 2002 and April 2003, the Company raised $13.4 million (VFG Capital Trust I) and $6.2 million (VFG Capital Trust II), respectively through its participation in pooled Junior Subordinated Debentures offerings. The floating rate Junior Subordinated Debentures issued by VFG Capital Trust I accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.65% per annum on the outstanding balance. The stated maturity date of this offering is July 2032. This debenture may be prepaid without penalty beginning July, 2007. The floating rate Junior Subordinated Debentures issued by VFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 3.25% per annum on the outstanding balance. The stated maturity date of this offering is October 2033. This debenture may be prepaid without penalty beginning April, 2008. The majority of these funds were utilized for the purchase of Harbor Bank in 2002 and to repurchase Company stock. In December 2003, Washington Commercial Bancorp raised $3.1 million (Washington Commercial Statutory Trust I) through its participation in pooled Junior Subordinated Debentures offering. The floating rate Junior Subordinated Debentures issued by Washington Commercial Statutory Trust I accrue interest at a variable rate of interest, calculated quarterly at LIBOR plus 2.85% per annum on the outstanding balance. The stated maturity date of this offering is December 2033. This debenture may be prepaid without penalty beginning December, 2008. This Junior Subordinated

Debenture was acquired by Venture Financial Group upon the merger with Washington Commercial Bancorp. The market for Junior Subordinated Debentures has become more competitive since the existing debentures were issued. Junior Subordinated Debentures are issued today at significantly lower spreads over LIBOR and are typically priced at LIBOR plus less than 2.00% and without fees, which the Bank may take advantage of when appropriate.

Liquidity management at the Bank involves meeting cash flow requirements of customers who may be either depositors withdrawing funds or borrowers advancing on their credit lines. Liquidity to meet these demands is generated from internal and external sources. Internal sources include assets that can be converted to cash with little or no risk of loss such as overnight investments in federal funds sold and investment securities available for sale, particularly those of shorter maturity, which are the principal source of asset liquidity. At December 31, 2006, cash, deposits in banks, interest-bearing deposits in banks, federal funds sold and securities available for sale totaled $187.0 million. At December 31, 2005, cash, deposits in banks, interest-bearing deposits in banks, and securities available for sale totaled $85.2 million. External sources refer to the ability to attract new liabilities and capital; including increasing deposits, repurchase agreements with customers, federal funds purchased, the issuance of long term debt, and the issuance of capital and debt securities. At December 31, 2006, overnight federal funds lines of credit totaled $70.0 million. These credit lines were accessed as a source of funding during 2006 and had a zero balance at December 31, 2006.

The Bank’s primary sources of funds are customer deposits, repurchase agreements with customers and other correspondent banks, online and brokered time deposits, maturities of investment securities, loan sales, loan participations, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other correspondent banks, the use of the Federal Funds markets, and long-term borrowings. At December 31, 2006, the Bank’s short-term borrowings totaled $33.5 million, including $30.0 million at the Federal Home Loan Bank. See Note 9 – Federal Funds Purchased,Short-Term Repurchase Agreements, and Short-Term Borrowings and Note 10 – Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures to the Company’s consolidated financial statements for more detailed information.

Total deposits were $771.3 million at December 31, 2006, up from $514 million at December 31, 2005. As discussed, the increase is primarily attributable to the increase in NOW, savings and MMDA deposits and time certificates of deposit. The Bank has attempted to attract deposits in its market areas through competitive pricing and delivery of quality products as well as opening branches in new markets such as south King County and Lakewood.

Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Management believes the Bank's liquidity position at December 31, 2006, was adequate to meet its short-term funding requirements.

Management expects to continue to rely on customer deposits, acquisition of brokered or Internet deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of Junior Subordinated Debentures if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or re-pricing intervals of assets. The sources of such funds will include Federal Funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB and other financial institutions.

Investments

In 2006 the Company’s securities available for sale and securities held-to-maturity increased to $162.4 million from $60.9 million in 2005. At December 31, 2006 and 2005 the company had no held-to-maturity securities. The increase in available-for- sale investments is mainly due to purchasing an increased volume of debt securities. The increased volume of securities held on the balance sheet provide more liquidity and flexibility in asset/liability planning with less management resources than loans. The increase in securities also provides more securities for pledging for borrowings and other sources of funds.

Because the available-for-sale portfolio is carried at fair value, its carrying value fluctuates with changes in market factors, primarily interest rates. The recorded amounts of securities and their fair value at December 31 are found in Note 4-Securities, in the notes to the Company’s consolidated financial statements.

The stated maturities and weighted average yield of debt securities were as follows (dollars in thousands):

	Held-to-Maturity Securities			Available-For-Sale Securities

							Weighted
	Amortized	Fair	Weighted	Amortized	Fair		Average
	Cost	Value	Average Yield	Cost	Value	Yield	(1)

Due in one year or less	$ -	$ -	-%	$1,085	$1,084		4.15%
Due after one year through five
years	-	-	-%	1,796	1,786		5.17%
Due after five years through ten
years	-	-	-%	2,404	2,440		5.39%
Due after ten years	-	-	-%	28,320	29,074		6.41%
No maturity investment				37	37		5.38%
Mortgage backed securities				127,790	128,026		5.83%
Total	$ -	$ -		$161,432	$162,447

(1) Weighted average yield is reported on tax-equivalent basis.

There was a gross realized gain on sale of securities available for sale of $275 thousand and a gross realized loss of $223 thousand in 2006. There was no gross realized gain or loss on sales of securities available for sale in 2005. See Note 4 – Securities to the Company’s consolidated financial statements.

Loans

Total loans, excluding loans held for sale, increased by $114.8 million to $711.5 million in 2006. The composition of the loan portfolio was as follows at December 31 (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$75,017	11.1%	$74,921	12.6%	$58,556	13.6%	$52,515	14.4%	$64,716	17.9%
Real Estate
Construction	305,606	43.0%	187,514	31.4%	101,509	23.7%	79,788	22.0%	70,385	19.4%
Commercial	317,008	44.6%	326,061	54.6%	260,362	60.6%	221,086	60.8%	207,346	57.3%
Consumer	13,822	1.3%	8,140	1.4%	5,275	1.2%	6,946	1.9%	10,718	3.0%
Small loans	-	-%	-	-%	3,821.9%		3,158.9%		8,967	2.4%
Total	$711,453	100.0%	$596,636	100.0%	$429,523	100.0%	$363,493	100.0%	$362,132	100.0%

The Bank's loan portfolio is concentrated in real estate secured loans which include real estate construction loans and real estate mortgage loans. Real estate mortgage loans primarily consist of commercial loans secured by real estate. Balances include deferred loan fees. Real estate markets and conditions are discussed monthly at the Board Loan Committee. Additionally, reports are provided to the Board showing the Bank’s concentration in real estate lending broken out by industry and property type.

The following table shows the maturity analysis of commercial, real estate construction, and real estate mortgage loans outstanding as of December 31, 2006 (dollars in thousands):

	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total
Commercial	$52,286	$13,591	$9,267	$75,144
Real estate construction	241,115	62,195	3,879	307,189
Real estate mortgage	73,994	67,137	176,624	317,755
Total	$367,395	$142,923	$189,770	$700,088

Of the loans maturing after one year, $68 million has predetermined or fixed interest rates and $264 million have floating or adjustable interest rates.

Asset Quality

Non-performing assets consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more and foreclosed real estate and other assets. Total non-performing assets amounted to $725 thousand at December 31, 2006 from $2.7 million at December 31, 2005. Non-accrual loans decreased $1.5 million during 2006 from the December 31, 2005 balance of $2.2 million. Loans 90 days past due and still accruing interest decreased $41 thousand during 2005 to a zero balance at December 31, 2006. Foreclosed real estate decreased $440 thousand from $474 thousand in 2005 to $34 thousand in 2006. Management believes that any anticipated loan losses have been adequately reserved for in the allowance for credit losses.

Loans will be placed on non-accrual using the following guidelines: (1) a loan will be placed on non-accrual when collection of all principal or all interest is deemed unlikely; and (2) a loan will automatically be placed on non-accrual when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of being collected. Placing a loan on non-accrual does not diminish the validity of the Company’s claims against the borrower.

Non-performing assets were as follows at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Non-accrual loans	$691	$2,187	$3,081	$2,204	$6,543
Accruing loans past due 90 days or more	-	41	2,004	2	1,278
Foreclosed real estate	34	474	718	1,996	4,899
Other assets	-	-	6	3	55
Total	$725	$2,702	$5,809	$4,205	$12,775

Gross interest income of $54 thousand would have been recorded in 2006 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for only a portion of 2006. Interest income on these loans was not included in net income in 2006.

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

The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowance for credit losses at the dates indicated, were as follows:

	At December 31,

	2006	2005	2004

	(dollars in thousands)

Doubtful	$198	$325	$802
Substandard	$1,559	$3,475	$10,026
Special mention	$13,089	$14,145	$17,178
Allowance for credit losses	$8,917	$8,434	$7,189

The Bank’s classified and Special Mention assets decreased $3.1 million or 17.3% from December 31, 2005 to December 31, 2006. Of the 2006 decrease; $1.1 million or 35.5% was in the Special Mention category, $1.9 million or 61.3% was in the Substandard category, $127 thousand or 3.2% was in the Doubtful category.

Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses, is not corrected there is the distinct possibility that some loss will be sustained. FDIC guidelines required the Bank to classify its small loan portfolio substandard; at December 31, 2004 this portfolio totaled $3.8 million while at December 31, 2005 and 2006 the bank no longer had a small loan portfolio. In addition two other larger credits that had been previously classified substandard were removed from the Bank’s classified asset listing as their ability to repay the debt became more certain.

Special mention loans are defined as those credits deemed by management to have potential weakness that deserve management’s close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification.

There were four relationships identified as Special Mention as of December 31, 2006 aggregating $7.0 million, or 53.5% of the total Special Mention category, with no other concentrations. The largest credit is one relationship for $3.2 million secured by a first mortgage on commercial property in Pierce County, Washington. Management believes none of these relationships will result in a loss for the Bank. Each of these loans is current and paying in accordance with the required loan terms.

We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.

Allowance for Credit Losses

The allowance for credit losses reflects a management's current estimate of the amount required to absorb probable losses on existing loans and commitments to extend credit. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, provision for credit losses is charged to current expense. This provision acts to replenish the allowance for credit losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for credit losses is determined based on management’s judgment. Management conducts a full review of the allowance on a regular basis, including:

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

Grading the Bank’s loan portfolio begins at the loan officer level, and requires clear definitions of what goes into assigning a specific grade, with the understanding of those definitions by Bank management and the Board. Bank policy requires each loan officer to grade all loans in their assigned portfolio, beginning at loan inception, and annually thereafter when financial statements are received. Grading changes may also occur as new facts are brought to light, i.e. delinquencies, losses, deterioration of collateral, etc. This insures timely and accurate portfolio quality information for management. Grades range from “Excellent” loans graded a “1” and “Loss” loans graded a “7”.

During a regulatory examination during the fourth quarter of 2004, the Bank’s federal regulator, the Federal Deposit Insurance Corporation (FDIC), directed the Bank to charge-off all payday loans that had been outstanding to borrowers for 60 days from the original loan date. The FDIC requested that the Bank charge-off the principal balance of loans meeting the above criteria for the periods of December 31, 2003, September 30, 2004 and December 31, 2004. The Company believed that under generally accepted accounting principles, a total loss of all payday loans outstanding for 60 days from the origination date is not probable and the specific allowance allocated to the payday lending portfolio together was the stop-loss provisions in the marketing and servicing agreement with the Company’s payday lending partner is adequate. All actual charge-offs and recoveries for December 31, 2003 and September 30, 2004 were recognized and run through the allowance for loan losses as of December 31, 2003 and September 30, 2004. As a result of the regulatory charge-off, the Company had a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory purposes resulted in a $746 thousand reduction in loan balances with a corresponding reduction in the allowance for loan losses as of December 31, 2003. Additional charge-offs of $1.2 million and recoveries of $501 thousand were also required for regulatory accounting purposes for the year ended

December 31, 2004 and additional charge-offs of $311 thousand and recoveries of $35 thousand were required through June 30, 2005, as compared to the financial statements presented under GAAP in this Form 10-K. Beginning July 1, 2005 the above accounting difference no longer existed as the Company exited its relationship with payday lending.

Periodic provisions for loan losses are made to maintain the allowance for credit losses at an appropriate level. The provisions are based on an analysis of various factors including historical loss experience for the Bank and for the industry as a whole, based on volumes and types of loans, volumes and trends in delinquencies and non-accrual loans, trends in portfolio volume, results of internal and independent external credit reviews, and anticipated economic conditions. Provisions for loan losses on small loans were made monthly to maintain this segment of the allowance for credit losses at a level sufficient to absorb losses on existing loans. This portion of the allowance was generally maintained at a level sufficient to cover all small loans that have defaulted, as well as an amount sufficient to absorb the anticipated losses on two small loan operating cycles (approximately one month in duration), based on both the Bank’s and the industry’s historical loss experience. Losses in the small loan portfolio were limited by agreement to a percentage of revenue earned from the portfolio by the Bank’s agent.

Transactions in the allowance for credit losses for the five years ended December 31, are as follows (dollars in thousands):

	2006	2005	2004	2003	2002
Balance at beginning of year	$8,434	$7,189	$7,589	$7,947	$4,088
Provision for credit losses	1,075	753	227	2,329	2,343
Transfer from acquisition of Harbor Bank, N.A.	-	-	-	-	3,868
Transfer from acquisition of
Redmond National Bank	-	1,241	-	-	-
Charge offs:
Commercial	(804)	(495)	(148)	(668)	(580)
Real Estate Mortgage and Construction	-	(12)	(536)	(516)	(84)
Small Loans	-	(888)	(1,165)	(1,882)	(2,398)
Consumer	(49)	(188)	(213)	(824)	(212)

	(853)	(1,583)	(2,062)	(3,890)	(3,274)

Recoveries:
Commercial	128	79	263	123	45
Real Estate Mortgage and Construction	-	25	318	53	2
Small Loans	-	646	737	935	862
Consumer	133	84	117	92	13

	261	834	1,435	1,203	922

Net charge-offs	(592)	(749)	(627)	(2,687)	(2,352)
Balance at end of year	$8,917	$8,434	$7,189	$7,589	$7,947
Ratio of net charge-offs to average loans
outstanding	.09%	.15%	.16%	.74%	.75%

Per SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition Disclosures, an amendment to SFAS No. 114", the Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company excludes loans that are currently measured at fair value or at the lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. The following table summarizes the Bank’s impaired loans at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Total Impaired Loans	$691	$2,187	$3,081	$2,204	$6,543
Total Impaired Loans with Valuation
Allowance	$365	$279	$2,175	$1,938	$5,795
Allocation of Allowance for Credit
Losses	$116	$211	$530	$869	$908

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

In the following table, the allowance for credit losses at December 31, 2006, 2005, 2004, 2003 and 2002 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations (dollars in thousands):

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$2,308	25.9%	$2,699	32.0%	$2,719	13.6%	$3,036	14.4%	$3,705	17.9%
Real Estate(1)	6,551	73.4%	5,630	66.8%	3,987	84.3%	4,002	82.8%	3,523	76.7%
Consumer	58	0.7%	105	1.2%	83	1.2%	310	1.9%	301	3.0%
Small Loans	0	0%	0	0%	400	0.9%	241	0.9%	418	2.4%
Total	$8,917	100.0%	$8,434	100.0%	$7,189	100.0%	$7,589	100.0%	$7,947	100.0%
(1) Real estate includes real estate mortgage and real estate construction.

Deposits

In 2006 total deposits increased by $257.2 million, or 50.0% to $771.3 million from 2005. In 2006 non-interest checking increased 1.6% or $1.6 million, interest bearing checking (Negotiable Order of Withdrawal or “NOW”), savings and Money Market Deposit Accounts (MMDA) which are interest-bearing deposits increased in 2006 from $189.4 million to $327.4 a change of $138.0 million or 72.9% . Interest bearing time deposits increased to $343.1 million in 2006 from $225.4 million a change of $117.7 million or 52.2% The Bank's average deposits for the years ended December 31 are summarized as follows (dollars in thousands):

		2006			2005			2004
			Weighted			Weighted			Weighted
			Average			Average			Average
	Amount	%	Rate	Amount	%	Rate	Amount	%	Rate
Non-interest checking	$103,058	15.6	-	$83,670	19.9	-	$85,690	22.7	-
NOW and MMDA	214,246	32.4	3.88%	152,539	36.2	1.48%	153,793	40.7	1.11%
Savings Accounts	25,015	3.8	0.54%	25,038	5.9	0.51%	32,087	8.5	0.51%
Time deposits	318,054	48.2	4.81%	159,788	38.0	3.72%	105,940	28.1	2.50%

Total	$660,373	100.0		$421,035	100.0		$377,510	100.0

Time deposits outstanding at December 31, 2006 are scheduled to mature as follows (dollars in thousands):

	Under	$100,000
	$100,000	and over	Total
0-90 days	$51,008	$53,156	$104,164
91-180 days	45,162	30,275	75,437
181-365 days	44,454	59,544	103,998
Over 1 year	11,156	48,326	59,482
	$151,780	$191,301	$343,081

Borrowings

Information concerning short-term borrowings is summarized as follows (dollars in thousands):

	2006	2005	2004
Average balance during the year	$82,815	$75,253	$61,588
Average interest rate during the year	4.4%	3.4%	1.6%
Maximum month-end balance during the year	$118,010	$115,104	$123,128
Weighted average rate at December 31	4.8%	3.4%	2.2%
Balance at end of year	$53,070	$87,798	$123,128

Short-term borrowings represent Federal Funds Purchased demand notes from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, normally maturing within one year.

Long-term borrowings include junior subordinated debentures, term advances from the FHLB, and one repurchase agreement with Citigroup. The following table shows the long-term borrowing and contractual obligations as of December 31, 2006 (dollars in thousands):

		Payments Due by Period

		After One		More
	Less than	But Within	After Three	Than
	One Year	Three	But Within	Five
Contractual Obligations		Years	Five Years	Years	Total

Demand Note issued to US Treasury	$3,529				$3,529
Citigroup Repurchase Agreements	-	$14,000	-	-	$14,000
FHLB Term Advances	$30,000	$20,000	-	-	$50,000
Overnight repurchase agreements
with customers	$19,541	-	-	-	$19,541
Junior Subordinated Debentures	-	-	-	$22,682	$22,682
Premise Leases	$765	$1,291	$1,304	$7,127	$10,487

Total Contractual Obligations	$53,835	$35,291	$1,304	$29,809	$120,239

Off-Balance Sheet Arrangements

Information concerning Off-Balance Sheet Arrangements is found in Note 12 – Commitments and Contingent Liabilities, in the Companies consolidated financial statements.

Supplementary Quarterly Data (Unaudited)
(dollars in thousands,
except per share amounts)				Quarter Ended
	Dec	Sept	June	March	Dec	Sept	June	March
	2006	2006	2006	2006	2005	2005	2005	2005
Interest income	$18,332	$17,890	$15,504	$12,945	$12,683	$10,419	$9,491	$8,786
Interest expense	(8,590)	(8,101)	(7,035)	(5,129)	(4,347)	(3,439)	(2,823)	(2,323)
Net interest income	9,742	9,789	8,469	7,816	8,336	6,980	6,668	6,463

Provision for credit losses	(375)	(400)	(150)	(150)	(39)	(161)	(338)	(215)
Non-interest income	2,179	2,237	2,283	1,967	1,977	2,180	2,003	2,050
Non-interest expense	(6,821)	(7,195)	(6,559)	(6,093)	(6,248)	(5,831)	(5,390)	(5,331)
Income taxes	(1,627)	(1,403)	(1,414)	(1,226)	(1,367)	(868)	(907)	(934)

Net income	$3,098	$3,028	$2,629	$2,314	$2,659	$2,300	$2,036	$2,033

Basic earnings per share	$.43	$.42	$.37	$.32	$.37	$.34	$.31	$.31
Diluted earnings per share	$.43	$.42	$.36	$.31	$.36	$.33	$.31	$.30

Capital Resources

Consolidated capital of VFG increased $9.0 million during 2006 to $85.2 million. Net earnings of $11.1 million increased capital while exercising of stock options also provided $763 thousand. In 2006, decreases to capital were $2.4 million in stock repurchased by the Company and cash dividends totaling $0.29 per share, or $2.1 million. Cash dividends totaling $0.28, $0.20, $0.16 per share were paid in 2005, 2004 and 2003.

There are regulatory capital adequacy requirements applicable to us, making it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of total assets. For the most highly rated holding companies this ratio must be at least 3%, and for others it must be 4% to 5%. At December 31, 2006, the Company's leverage ratio was 9.44%, compared to 12.01% at year-end 2005. For regulatory purposes, any goodwill and other intangible assets are treated as a reduction of capital. In addition, holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill and other intangible assets, while Tier II capital includes the allowance for credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier II capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At December 31, 2006, the Tier I risk based capital ratio was 10.27%, and total risk based capital was 11.39% . The similar ratios at December 31, 2005 were a Tier I risk based capital ratio of 9.37% and a total risk based capital ratio of 10.46% . For additional information, see “Item 1-Business-Supervision and Regulation-Capital Adequacy”.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's assets and liabilities are managed to maximize long-term shareholder returns by maximizing net income over time. The Company optimizes the net interest income and related asset gains and losses within the constraints of maintaining high credit quality and allowing for appropriate levels of liquidity. The Asset/Liability Committee meets regularly to monitor the composition of the balance sheet, to assess current and projected interest rate trends, and to review that management strategies are consistent with established objectives for liquidity, interest rate risk and capital adequacy.

Interest rate sensitivity is closely related to liquidity, and is directly affected by the cash flow from sales, purchases, maturities, and payments on of assets and liabilities. The Company's net interest margin is affected by changes in the level of market interest rates. Management's objectives are to monitor and control interest rate risk and ensure predictable and consistent growth in net interest income. See “Management’s Discussion and Analysis – Liquidity and Financial Condition – Results of Operations – Net Interest Income”.

Management considers any asset or liability that matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. A Static Gap analysis as presented below provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. The Bank’s static interest sensitivity gap is negative within one year. However, this assumes that general market interest rate changes affect the repricing of assets and liabilities in equal magnitudes.

Interest Rate Gap Analysis
December 31, 2006

		Maturity / Reprice
		After One
	Within	But Within	After Five
(dollars in thousands)	One Year	Five Years	Years	Total
Loans	$468,730	$193,482	$53,883	$716,095
Securities:
Available for sale	1,210	19,918	141,282	162,410
Federal Funds Sold	6,790	-	-	6,790
Interest bearing deposits with banks	1,078	-	-	1,078
Total Earning Assets	$477,808	$213,400	$195,165	$886,373
Deposits:
NOW, savings, and MMDA	$327,381	$ -	$ -	$327,381
Time deposits	283,599	59,482	-	343,081
Short-term borrowings and repurchase agreements	53,070	-	-	53,070
Long-term debt and junior subordinated debentures	-	34,000	22,682	56,682
Total Interest Bearing Liabilities	$664,050	$93,482	$22,682	$780,214
Net Interest Rate Sensitivity Gap	($186,242)	$119,918	$172,483	$106,159
Cumulative Interest Rate Sensitivity Gap	($186,242)	($66,324)	$106,159
Cumulative Gap as a Percent of Total Earning Assets	(21.01)%	(7.48)%	11.98%

The Company’s market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements, and Notes to the Financial Statements follow after this heading.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Venture Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Venture Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venture Financial Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS

	DECEMBER 31,

	2006	2005

Cash and due from banks	$16,676	$16,791
Interest bearing deposits in other banks	1,078	1,308
Federal funds sold	6,790	6,230
Securities available-for-sale	162,447	60,911
Investment in trusts	682	682
FHLB Stock and TIB Stock	4,590	4,490
Loans held-for-sale	4,642	5,699

Loans	711,453	596,636
Allowance for credit losses	(8,917)	(8,434)

Net loans	702,536	588,202

Premises and equipment, net of accumulated depreciation	28,716	19,034
Foreclosed real estate	34	474
Accrued interest receivable	4,394	3,117
Cash surrender value of bank owned life insurance	17,540	16,655
Goodwill	24,910	25,257
Other intangible assets	964	1,251
Other assets	2,109	2,692

Total assets	$978,108	$752,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$100,788	$99,161
NOW, Savings and MMDA	327,381	189,419
Time certificates of deposit	343,081	225,448

Total deposits	771,250	514,028

Securities sold under agreements to repurchase	33,541	33,309
Short-term borrowings	33,529	68,489
Accrued interest payable	1,783	1,288
Long-term debt	20,000	30,000
Junior subordinated debentures	22,682	22,682
Other liabilities	10,091	6,843

Total liabilities	892,876	676,639

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares
issued and outstanding: 2006 -7,186,349; 2005 - 7,218,152	5,965	5,991
Additional paid-in capital	29,594	30,914
Retained earnings	49,841	40,879
Unearned Employee Stock Award	-	(104)
Advance to KSOP	(634)	(493)
Accumulated other comprehensive income (loss)	466	(1,033)

Total shareholders' equity	85,232	76,154

Total liabilities and shareholders' equity	$978,108	$752,793

See accompanying notes.

38

	VENTURE FINANCIAL GROUP, INC.
	CONSOLIDATED STATEMENTS OF INCOME
	(dollars in thousands, except per share data)

	YEAR ENDED DECEMBER 31,

	2006	2005	2004

INTEREST INCOME
Loans	$57,717	$38,043	$28,608
Federal funds sold and deposits in banks	282	410	24
Investment securities
Taxable	5,712	2,663	2,905
Non-taxable	960	263	291

Total interest income	64,671	41,379	31,828

INTEREST EXPENSE
Deposits	21,373	7,592	4,063
Federal funds purchased	175	35	-
Short-term repurchase agreements and borrowings	3,410	469	994
Long-term repurchase agreements and debt	3,897	4,836	1,637

Total interest expense	28,855	12,932	6,694

Net interest income	35,816	28,447	25,134

PROVISION FOR CREDIT LOSSES	1,075	753	227

Net interest income after provision for credit losses	34,741	27,694	24,907

NON-INTEREST INCOME
Service charges on deposit accounts	3,953	3,569	3,803
Origination fees and gain on sales of loans	1,809	1,634	1,325
Gain on branch divestiture	-	-	5,462
Other operating income	2,904	3,007	2,979

Total non-interest income	8,666	8,210	13,569

NON-INTEREST EXPENSES
Salaries and employee benefits	14,985	12,093	10,675
Occupancy	2,149	1,907	1,627
Equipment	1,923	1,847	1,834
Amortization of intangible assets	287	155	110
Other	7,324	6,798	6,832

Total non-interest expenses	26,668	22,800	21,078

Income before provision for income taxes	16,739	13,104	17,398

PROVISION FOR INCOME TAXES	5,670	4,076	5,621

NET INCOME	$11,069	$9,028	$11,777

EARNINGS PER SHARE
Basic	$1.54	$1.33	$1.82
Diluted	$1.52	$1.30	$1.77

See accompanying notes.

39

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated	Unearned
	Shares of		Additional		Other	Employee	Advance
	Common	Common	Paid -in	Retained	Comprehensive	Stock	to
	Stock	Stock	Capital	Earnings	Income (Loss)	Award	KSOP	Total

Balance, December 31, 2003	4,316,163	$5,395	$19,894	$23,254	$130			$48,673

Comprehensive income
Net income				11,777				11,777
Other comprehensive loss, net of tax
Change in fair value of securities
available-for-sale net of tax $57					113			113

Comprehensive income								11,890

3 for 2 stock split	2,154,212
Stock options exercised	228,775	209	1,255					1,464
Stock repurchased	(171,643)	(186)	(2,821)					(3,007)

Cash dividends paid ($.20 per share)				(1,325)				(1,325)
Income tax benefit from exercise of stock options			145					145

Balance, December 31, 2004	6,527,507	$5,418	$18,473	$33,706	$243			$57,840
Comprehensive income
Net income				9,028				9,028
Other comprehensive income, net of tax
Change in fair value of securities
available-for-sale net of tax (benefit) of
($251)					(894)			(894)
Minimum pension liability adjustment, net of
tax (benefit) of ($205)					(382)			(382)

Comprehensive income								7,752

WCB Acquisition	574,559	477	12,962					13,439
WAM Acquisition	1,612	1	32					33
Stock options exercised	232,041	193	1,520					1,713

See accompanying notes.

40

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated	Unearned
	Shares of		Additional		Other	Employee	Advance
	Common	Common	Paid-in	Retained	Comprehensive	Stock	to
	Stock	Stock	Capital	Earnings	Income (Loss)	Award	KSOP	Total

Unearned Employee Stock Award	5,000	4	100			(104)		-
Stock repurchased	(122,567)	(102)	(2,353)					(2,455)
Cash dividends paid ($.28 per share)				(1,855)				(1,855)
Advance to KSOP							(493)	(493)
Income tax benefit from exercise of stock options			180					180

Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879	$(1,033)	$(104)	$(493)	$76,154

Net Income				11,069				11,069
Other comprehensive income, net of tax
Change in fair value of securities
available-for-sale net of tax (benefit) of $663					1,311			1,311
Minimum pension liability adjustment, net of					188			188
tax of $101
Comprehensive income								12,568
Stock options exercised	84,119	70	693					763
Stock issued for purchase of WAM	1,612	1	31					32
Stock repurchased	(118,284)	(98)	(2,268)					(2,366)
Restricted stock award	750	1	14	(15)				-
Compensation expense for stock options			200					200
Tax effect of WCB options exercised subsequent to			6					6
merger
Cash dividends paid ($.29 per share)				(2,092)				(2,092)
Advance to KSOP							(234)	(234)
Repayment of advance to KSOP							93	93
Compensation expense for unallocated KSOP
shares committed to be released			34					34
Income tax benefit from exercise of stock options			34					34
Reclassify restricted stock awards			(104)			104		-
Compensation expense for restricted stock awards			40					40

Balance, December 31, 2006	7,186,349	$5,965	$29,594	$49,841	$466	$-	$(634)	$85,232

See accompanying notes.

41

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

		Years Ended December 31,
Comprehensive Income	2006	2005	2004

Net income	$11,069	$9,028	$11,777

Increase in unrealized gains (losses) on securities available
for sale, net of tax expense (benefit) of $663, $(251), $64	1,311	(894)	127
Less minimum pension liability adjustment net of tax
expense (benefit) of $101, $(205), $0	188	(382)	-
Less reclassification adjustment for gains included in net
income, net of tax expense (benefit) of $(7)	-	-	(14)

Comprehensive Income	$12,568	$7,752	$11,890

See accompanying notes.

42

	VENTURE FINANCIAL GROUP, INC.
	STATEMENTS OF CASH FLOWS
		(dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,069	$9,028	$11,777
Adjustments to reconcile net income to net cash
from operating activities
Provision for credit losses	1,075	753	227
Depreciation and amortization	1,635	1,608	1,559
Deferred income taxes (benefit)	915	197	(1,120)
Stock dividends received	(116)	(120)	(130)
Amortization of other intangible assets	287	155	110
Origination of loans held-for-sale	(82,231)	(59,583)	(40,910)
Proceeds from sales of loans held-for-sale	85,097	58,636	43,255
Origination fees and gain on sale of loans	(1,809)	(1,634)	(1,325)
Increase in cash value of life insurance	(693)	(403)	(318)
Gain on sales of foreclosed real estate	(215)	(300)	-
(Increase) decrease in minimum employee pension liability	188	(382)	-
(Increase) decrease in accrued interest receivable	(1,277)	(1,033)	(260)
Increase (decrease) in accrued interest payable	495	668	446
Compensation expense for sharebased awards	240	-	-
Other, net	2,237	6,751	5,990

Net cash from operating activities	$16,897	$14,341	$19,301

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	-	(9,553)	-
Net (increase) decrease in interest bearing deposits in banks	230	(1,243)	148
Net (increase) decrease in federal funds sold	(560)	(6,230)	5,530
Activity in securities available-for-sale
Maturities, prepayments and calls	53,216	14,680	26,586
Purchases	(151,831)	(3,896)	(15,005)
Activity in securities held-to-maturity
Maturities, prepayments and calls	-	-	504
Purchase of equity stock	(100)	(560)	(2,746)
Net increase in loans	(115,775)	(168,917)	(67,045)
Purchase of life insurance policies	(191)	(2,821)	-
Proceeds from sales of foreclosed assets	629	690	730
Proceeds from sales of premises and equipment	2	7	3,451
Additions to premises and equipment	(11,322)	(8,941)	(4,645)

Net cash from investing activities	$(225,702)	$(186,784)	$(52,492)

See accompanying notes

43

VENTURE FINANCIAL GROUP, INC.
STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)

	YEAR ENDED DECEMBER 31,

	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$257,222	$187,307	$(55,502)
Net increase (decrease) in federal funds purchased	-	(5,575)	5,575
Net increase (decrease) in short-term repurchase agreements	232	(5,656)	38,965
Net increase (decrease) in short term-borrowings	(34,960)	(20,674)	54,769
Proceeds from exercise of stock options	763	1,713	1,464
Stock issued for purchase of WAM	32	33	-
Proceeds from long-term repurchase agreements and debt	10,000	37,093	-
Repayment of long-term repurchase agreements and debt	(20,000)	(14,000)	(13,000)
Repurchase of common stock	(2,366)	(2,455)	(3,007)
Increase in advance to employee retirement plan	(234)	(493)	-
Payment of advance to employee retirement plan	93	-	-
Cash dividends paid on common stock	(2,092)	(1,855)	(1,325)

Net cash from financing activities	208,690	175,438	27,939

NET INCREASE IN CASH AND DUE FROM BANKS	(115)	2,995	(5,252)

CASH AND DUE FROM BANKS
Beginning of year	16,791	13,796	19,048

End of year	$16,676	$16,791	$13,796

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$25,607	$12,264	$6,248
Cash paid for income taxes	$4,432	$7,644	$3,785

NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$-	$-	$312
Deconsolidation of trust preferred securities	$-	$-	$589
Fair value of assets acquired in acquisition	$-	$129,038	$-
Fair value of liabilities assumed in acquisition	$-	$106,046	$-
Issuance of stock in acquisition (Note 2)	$-	$13,439	$-

See accompanying notes

44

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of operations - Venture Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 17 offices concentrated in and around Thurston, Pierce, Lewis and King Counties. The Company provides loan and deposit services to customers who are predominately small and middle-market businesses and individuals in western Washington. The Company also provides real estate mortgage lending services through its financial center network and the sale of non-deposit investment products through Venture Wealth Management (VWM). The Bank offered small loans (commonly known as “Payday Loans”) to customers in Alabama (from November 2000 through July 2003) and Arkansas (from April 2001 through June 2005) through Marketing and Servicing Agreements with Advance America. Advance America acted as the Bank’s agent in marketing and collecting these loans.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Venture Bank (the Bank) and the Bank’s wholly-owned subsidiary, Venture Wealth Management and excludes the trusts formed to issue trust preferred securities (Note 10). All significant intercompany transactions and balances have been eliminated.

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

FHLB Stock – The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value ($100 per share). As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on a specified percentage of its outstanding FHLB advances. During 2006 the Federal Housing Finance Board approved changes to the Seattle FHLB’s capital plan. The new plan consolidates Class B (1) and Class B (2) stock into a single consolidated Class B stock and creates a new Class A stock. The Class A stock has a six-month redemption period and is used to support new advances that exceed the Class B limits. The Class B stock has a five-year redemption period and has been discontinued for future issuance. The Bank has all Class B stock as of December 31, 2006. The current and redeemable amount after the redemption period is $4.5 million.

TIB Stock – In March 2006, the Bank purchased 1,182 shares of The Independent Banker’s (“TIB”) stock at $84.60 per share for a total purchase amount of $100,000. The investment is carried at cost and gives the Bank a discount on a variety of banking services offered by TIB. Historically, TIB has paid an annual cash dividend to its shareholders. Redemption of TIB shares may be made by offering the shares for sale to another TIB stockholder, or to TIB who has agreed to reacquire the shares based upon a formula which considers the current market and book value of the shares.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, deferred loan origination fees or costs and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding. Interest on small loans is recognized when the loan is repaid by the borrower. The Bank discontinued small loan operations effective June 30, 2005. Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on non-accrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the yield of the related loan using the interest method.

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. Losses in the small loan portfolio were limited to a percentage of revenue earned from the portfolio by the Bank's agent as stated in the Marketing and Servicing agreement. The Bank discontinued its small loan operations effective June 30, 2005, and all credit losses have been recognized.

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

Goodwill and other intangibles - Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the fourth quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company tested its goodwill and found no impairment during 2006.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2006, intangible assets included on the consolidated balance sheet consist of core deposit intangibles that are amortized under the straight line method over an estimated life of approximately five to seven years. The core deposit premium was acquired in the purchase of Harbor Bank, NA and Redmond National Bank the wholly owned subsidiary of Washington Commercial Bancorp (see Note 2). The core deposit premium is being amortized on the straight-line method over seven years for Harbor Bank and five years for Redmond National Bank.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $287 thousand, $155 thousand and $111 thousand, respectively. The Company estimates amortization expense for the next five years to be as follows (dollars in thousands):

Year Ended	Amortization Expense

2007	$287
2008	$287
2009	$258
2010	$132

TOTAL	$964

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Stock-based compensation - In December 2004, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

As permitted by Statement No. 123, prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock arrangements where the grant price was equal to market price on the date of grant. However, the required pro-forma disclosures of the effects of all options granted on or after January 1, 1995, were provided in accordance with SFAS No. 123, Accounting for Share-Based Compensation.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) which permits public companies to adopt its requirements using the “modified prospective” method. Under the “modified prospective” method, the compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No.123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees and directors prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

The Company has one stock-based employee and director compensation plan.

The following shows that the pro-forma effect for 2006 is not applicable because the stock-based compensation expense is now part of the income statement. The following also illustrates the pro-forma effect on net income and earnings per share by applying SFAS No. 123(R) prior to 2006 and if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995, for the years ended December 31, 2005 and December 31, 2004:

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

(dollars in thousands)	2006	2005	2004

Net income, as reported	$11,069	$9,028	$11,777
Less pro-forma total stock-based compensation
expense determined under fair value
method for all qualifying awards, net of tax	N/A	221	203

Pro-forma net income	$11,069	$8,807	$11,574

Earnings per share
Basic
As reported	$1.54	$1.33	$1.82
Pro-forma	N/A	$1.30	$1.78
Diluted
As reported	$1.52	$1.30	$1.77
Pro-forma	N/A	$1.27	$1.74

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Cash and due from banks, interest bearing deposits in other banks and federal funds sold - The recorded amounts of cash and due from banks, interest bearing deposits at other financial institutions, and federal funds sold approximates their fair value.

Securities available-for-sale - Fair values for securities available-for-sale are based on quoted market prices.

FHLB Stock and TIB Stock - The carrying value of FHLB stock approximates its fair value. TIB stock is carried at cost.

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

Comprehensive income – Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income.

Financial instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements - In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement will be effective for financial statements issued by the Company for the year ended December 31, 2008. Management is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Company adopted this Statement on October 1, 2006. The effect of this Statement was to recognize $188 thousand, after-tax, of net actuarial losses and prior service cost as an increase in 2006 to accumulated other comprehensive income.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 and has found there to be no material impact on its financial position or results of operations.

Note 2 – Disposition & Acquisitions

Disposition

The Company sold seven of its financial centers on October 8, 2004. Of the seven financial centers, one was in Thurston County, two were in Lewis County and four were in Grays Harbor County. The Company sold $88.0 million in deposits and $1.8 million in real estate, furniture and fixtures, and recorded a $5.2 million gain on the sale of deposits, and a $200 thousand gain on the sale of real estate, furniture and fixtures. The Company retained all loans originated through the seven financial centers. The Company realized a $3.5 million gain net of tax and previously recorded goodwill with respect to such financial centers.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Disposition & Acquisitions (continued)

Acquisitions

Washington Asset Management Tacoma, LLC

On March 1, 2004, Venture Wealth Management (“VWM”), a wholly-owned subsidiary of the Bank was formed. On March 8, 2004, VWM purchased Washington Asset Management Tacoma, LLC (“WAM”). The purchase was made to expand the breadth of the services offered by VWM. The purchase was accounted for under the purchase method of accounting. The results of operations of VWM have been included in the consolidated financial statements since March 8, 2004. The purchase price was $200 thousand. $126 thousand was paid in cash at closing and the balance of $74 thousand was scheduled to be paid in three equal annual installments of 1,075 shares per year for a total of 3,225 shares of undiluted common stock of VFG valued at $22.95 ($15.30 as adjusted for subsequent 3 for 2 stock split) per share based on the average sales price for the period of February 1, 2004 through March 7, 2004.

Washington Commercial Bancorp

To expand the Company's market presence in King County, on September 2, 2005, the Company purchased all of the common stock of Washington Commercial Bancorp (WCB), parent company of Redmond National Bank, in an acquisition accounted for under the purchase method of accounting. The results of operations of WCB have been included in the consolidated financial statements since September 2, 2005.

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

The fair value of VFG common stock and stock options was derived using an average market price per share of VFG common stock of $19.73, which was based on VFG’s average stock price for the month of April, 2005, which was the month that the terms of the acquisition were announced.

The aggregate purchase price was $26.5 million. The following table summarizes the components of the purchase price:

Purchase Price at Fair Value (dollars in thousands)

Total value of the Company’s common stock exchanged	$11,336
Total value of WCB stock options replaced by fully vested VFG stock	$2,103
options (1)
Cash portion of purchase	$12,355
Direct acquisition costs (capitalized and included in Goodwill)	$678

TOTAL ESTIMATED PURCHASE PRICE	$26,472

(1) The estimated fair value of VFG stock options issued as of September 2, 2005, in exchange for the WCB outstanding stock options was calculated using the Black-Scholes option pricing model modified for dividends, with model assumptions estimated as of April, 2005, and a VFG stock price of $19.73 per share.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Disposition & Acquisitions (continued)

The purchase price allocation was based on an estimate of the fair value of assets acquired and liabilities assumed at the acquisition date as summarized in the following table:

Allocation of WCB purchase price (dollars in thousands)

WCB shareholder equity	$11,690
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Cash and due from banks	$2,829
Securities available-for-sale	1,889
Investments in Trusts	93
Federal Home Loan Bank stock, at cost	545
Loans	107,133
Allowance for credit losses	(1,241)
Premises and equipment	2,502
Core deposit intangible	880
Goodwill	16,295
Other assets	942

Total assets acquired	$131,867

Total deposits	$86,921
Short Term Borrowing	14,412
Junior Subordinated debentures	3,093
Other liabilities	1,647

Total liabilities	106,073

Estimated Fair Value of Net assets acquired	$25,794

Merger Related Costs	$678
Total Purchase Price	$26,472

The following unaudited pro-forma condensed consolidated financial information represents the results of operation of the Company had the acquisition taken place on January 1, 2004.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Disposition & Acquisitions (continued)

Unaudited Pro-Forma Condensed Consolidated Financial Information

(dollars in thousands except per share data)	2005	2004

Net interest income	$31,932	$30,201
Provision for loan losses	1,343	687
Non interest income	8,342	13,836
Non interest expense	24,490	24,326
Income before income tax	14,441	19,024

Net income	$9,949	$12,851

Per common share information:
Earnings per share basic	$1.47	$1.83
Earnings per share diluted	$1.44	$1.78
Average common shares issued and outstanding	6,769,481	7,041,221
Average diluted common shares issued and outstanding	6,931,784	7,232,680

The pro-forma results presented above include amortization of purchase premiums and discounts of approximately $126 thousand for the year ended December 31, 2005.

Excluded from the pro-forma results are the acquisition related expenses of approximately $1.2 million paid by WCB prior to the merger.

Goodwill of approximately $16.3 million and core deposit intangible of approximately $880 thousand were recorded as a result of the acquisition. The goodwill is not being amortized, but is subject to annual impairment tests with the other goodwill recorded in the Company's financial statements. An impairment test was performed by management as of December 31, 2006, and no adjustment to goodwill was necessary. None of the goodwill will be deductible for income tax purposes. The core deposit intangible is being amortized on a straight-line basis over 5 years.

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amount of such balances for the years ended December 31, 2006 and 2005, were $0 and $994 thousand.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

Securities have been classified according to management's intent. The recorded amounts of securities and their fair value at December 31, were as follows (dollars in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
Securities Available-for-Sale	Cost	Gains	12 Months	12 Months	Value

December 31, 2006
U.S. Government and
agency securities	$3,974	$15	$2	$20	$3,967
Mortgage backed securities	127,790	1,145	-	909	128,026
Municipal securities	29,631	796	-	10	30,417
Equity securities	37	-	-	-	37

	$161,432	$1,956	$2	$939	$162,447

December 31, 2005
U.S. Government and
agency securities	$7,226	$-	$41	$38	$7,147
Corporate securities	2,005	-	41	-	1,964
Mortgage backed securities	43,941	-	-	854	43,087
Municipal securities	5,403	94	-	-	5,497
Equity securities	3,293	-	77	-	3,216

	$61,868	$94	$159	$892	$60,911

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At December 31, there were approximately 21 investment securities with unrealized losses in both 2006 and 2005. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is other-than-temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company has the ability to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The contractual maturities of securities available-for-sale at December 31, 2006, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Therefore, the mortgage backed securities have been classified separately in the maturity table.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities (continued)

(dollars in thousands)	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,085	$1,084
Due after one year through five years	1,796	1,786
Due after five years through ten years	2,404	2,440
Due after ten years	28,320	29,074
No maturity investment	37	37
Mortgage backed securities	127,790	128,026

	$161,432	$162,447

Securities recorded at approximately $65.6 million at December 31, 2006, and $50.4 million at December 31, 2005, were pledged to secure public deposits, FHLB Borrowings, Treasury, Tax and Loan Deposits, Citigroup repurchase agreements and customer repurchase agreements and for other purposes required or permitted by law.

Proceeds from sales of available-for-sale investment securities were $37 thousand, $0, and $6 thousand in 2006, 2005, and 2004, respectively.

There was a gross realized gain on sale of securities available-for-sale of $275 thousand and a gross realized loss of $223 thousand in 2006. The gross realized losses for 2005 was zero and in 2004, there was a gross realized loss of $21 thousand.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

Loans at December 31, consist of the following (dollars in thousands):

	2006		2005

		Percent of		Percent of
	Portfolio	Portfolio	Portfolio	Portfolio

Commercial	$75,144	10.5	$74,633	12.5
Real estate
Residential 1- 4 family	40,371	5.7	15,777	2.6
Commercial	277,384	38.9	311,035	52.0
Construction	307,189	43.0	188,742	31.5
Consumer	13,797	1.9	8,515	1.4

Loans, net of unearned income	713,885	100.0	598,702	100.0

Unearned income	(2,432)		(2,066)
Allowance for credit losses	(8,917)		(8,434)

Total loans, net	$702,536		$588,202

Changes in the allowance for credit losses for the years ended December 31, are as follows (dollars in thousands):

	2006	2005	2004

Balance at beginning of year	$8,434	$7,189	$7,589
Provision charged to operations	1,075	753	227
Transfer from Redmond National Bank	-	1,241	-
Charge-offs (community banking)	(853)	(695)	(897)
Recoveries (community banking)	261	188	698
Charge-offs (small loans)	-	(888)	(1,165)
Recoveries (small loans)	-	646	737

Net charge-offs	(592)	(749)	(627)

Balance at end of year	$8,917	$8,434	$7,189

Ratio of net charge-offs to average loans	0.09%	0.15%	0.16%
outstanding

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans (continued)

Following is a summary of information pertaining to impaired loans (dollars in thousands):

	2006	2005	2004

December 31
Impaired loans without a valuation allowance	$327	$1,908	$906
Impaired loans with a valuation allowance	365	279	2,175

Total impaired loans	$691	$2,187	$3,081

Valuation allowance related to impaired loans	$116	$211	$530

Years ended December 31
Average investment in impaired loans	$1,696	$4,486	$1,746
Interest income recognized on a cash
basis on impaired loans	$-	$-	$-

At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans were impaired. Loans over 90 days past due still accruing interest were $0 and $41 thousand at December 31, 2006 and 2005, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2006 and 2005. Total loans outstanding at December 31, 2006 and 2005, to key officers and directors were $6.3 million and $7.9 million, respectively. During 2006, advances totaled $614 thousand and repayments totaled $1.4 million on these loans. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2006 and 2005, there were no loans to related parties that were considered to be classified or impaired.

Note 6 - Premises and Equipment

The components of premises and equipment at December 31, are as follows (dollars in thousands):

	2006	2005

Land	$5,108	$3,850
Buildings and leasehold improvements	16,397	16,136
Equipment, furniture and fixtures	11,364	10,989
Construction in progress	9,871	572

Total cost	42,740	31,547
Less accumulated depreciation and amortization	14,024	12,513

Premises and equipment	$28,716	$19,034

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment (continued)

Depreciation and amortization expense was $1.6 million, $1.6 million, and $1.6 million in 2006, 2005 and 2004 respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $941 thousand, $824 thousand, and $666 thousand for 2006, 2005 and 2004, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable leases having an original or remaining term of more than one year for future years ending December 31, are as follows (dollars in thousands):

Years Ending
December 31	Amount

2007	$765
2008	673
2009	618
2010	640
2011	664
Thereafter	7,127

$10,487

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 7 - Foreclosed Assets

Foreclosed assets consisted of the following at December 31, (dollars in thousands):

	2006	2005

Real estate acquired through foreclosure	$34	$474
Allowance for losses	-	-
Other assets acquired through foreclosure	-	-

Total foreclosed assets	$34	$474

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

               The composition of deposits at December 31, is as follows (dollars in thousands):

	2006	2005

Non-interest bearing checking	$100,788	$99,161
NOW and MMDA	304,956	161,675
Savings deposits	22,425	27,744
Time certificates, $100,000 or more	191,301	108,641
Other time certificates	151,780	116,807

Total	$771,250	$514,028

               Scheduled maturities of time deposits for future years ending December 31, are as follows (dollars in thousands):

Years Ending
December 31	Amount

2007	$283,599
2008	33,323
2009	6,903
2010	8,158
2011	11,098

$343,081

Certain related parties of the Company, principally Bank directors and executive officers, were deposit customers of the Bank in the ordinary course of business during 2006 and 2005. Total deposit account dollars at December 31, 2006 and 2005, to key officers and directors were $2.5 million and $4.1 million, respectively. In the opinion of management, these related party deposits were made on substantially the same terms, including interest rates, as those terms prevailing at the date these accounts were opened.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Funds Purchased, Short-Term Repurchase Agreements, and Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date. The Company had no federal funds purchased at December 31, 2006, or December 31, 2005.

Short-term repurchase agreements and short-term borrowings (excluding federal funds purchased) at December 31, are as follows (dollars in thousands):

	2006	2005

Demand note issued to U.S. Treasury, bearing interest at the federal funds rate less .25% (4.0% and 4.0% at December 31,
2006 and 2005, respectively), due on demand, collateralized by securities pledged to the Federal Reserve Bank of San Francisco in
the amount of $2.6 million in 2006 and $3.7 million in 2005.	3,529	3,489

Short-term repurchase agreement to Citigroup, maturing August 2006;
interest payable quarterly at a rate of 2.84%. This was collateralized
by securities pledged to Citigroup in the amount of $5.5 million.	-	5,000

Short-term borrowings with the FHLB. Borrowings are fully
collateralized by a separate portfolio of securities and commercial real estate loans pledged to FHLB in the amount of $140.3 million.
Borrowings mature in May, June and December 2007.
The weighted average interest rate for 2006 and 2005
are 3.78% and 4.33%, respectively.	30,000	65,000

Overnight repurchase agreements with customers. Balances of
repurchase agreements fully collateralized by a separate portfolio of securities held at the Federal Home Loan Bank of Seattle in the amount of $40.6 and $15.2 million at December 31, 2006 and 2005, respectively. The weighted average interest rate on these
agreements was 4.89% and 3.55% at December 31, 2006 and 2005, respectively.	19,541	14,309

	$53,070	$87,798

Information concerning short-term borrowings is summarized as follows (dollars in thousands):

	2006	2005	2004

Average balance during the year	$82,815	$75,253	$61,588
Average interest rate during the year	4.4%	3.4%	1.6%
Maximum month-end balance during the year	$118,010	$115,104	$123,128
Weighted average rate at December 31	4.8%	3.4%	2.2%

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures

Long-term debt at December 31, is as follows (dollars in thousands):

	2006	2005

Term advances from Federal Home Loan Bank of Seattle, maturing December 2007;
two advances of $5.0 million each interest-only, monthly payments prior to
maturity, fixed interest rates on advances are 3.78% and 3.58%	$-	$10,000

Term advance from Federal Home Loan Bank of Seattle, maturing February 2008;
interest-only, monthly payments prior to maturity, fixed interest rate of 5.17%	10,000	-

Term advance from Federal Home Loan Bank of Seattle, maturing June 2008;
interest-only, monthly payments prior to maturity, fixed interest rate of 4.14%	10,000	20,000

Term Repurchase Agreement to Citigroup, maturing May 2008; interest-only payments due quarterly at a rate of 4.10%. This is collateralized by securities pledged to
Citigroup in the amount of $15.4 million.	14,000	14,000

Junior subordinated debentures issued December 2003, maturing December 2033;
Interest-only payments due quarterly at a rate of LIBOR plus 2.85%
(8.21% at December 31, 2006).	3,093	3,093

Junior subordinated debentures issued April 2003, maturing October 2033; interest-only payments due quarterly at a rate of LIBOR plus 3.25%
(8.62% at December 31, 2006).	6,186	6,186

Junior subordinated debentures issued July 2002, maturing October 2032; interest-only payments due quarterly at a rate of LIBOR plus 3.65%
(9.02% at December 31, 2006).	13,403	13,403

	$56,682	$66,682

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures (continued)

Junior subordinated debentures - On July 11, 2002, $13.4 million of floating rate capital securities were issued by VFG Capital Trust I (the Trust I). The Trust I is a business trust organized in 2002, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.65% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than July 7, 2007, and not later than October 7, 2032. After July 7, 2007, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

On April 10, 2003, $6.2 million of floating rate capital securities was issued by VFG Capital Trust II (the Trust II). The Trust II is a business trust organized in 2003, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.25% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than April 24, 2008, and not later than October 24, 2033. After April 24, 2008, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

As part of the acquisition of Washington Commercial Bancorp, the Company acquired $3.1 million of floating rate capital securities issued by Washington Commercial Statutory Trust I. This is a trust organized in 2003, by WCB and now owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 2.85% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company’s option the debentures will not mature earlier than December 17, 2008 and not later than December 17, 2033. After December 17, 2008 the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company entered into the agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Company used the proceeds for general corporate purposes including the acquisition of Harbor Bank and stock repurchases. The capital securities qualify as Tier I capital, provided they do not exceed 25% of total Tier I capital, under the capital guidelines of the Federal Reserve Board. Any amounts over 25% of total Tier I capital, qualifies as Tier II capital.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures (continued)

                  Scheduled maturities of long-term debt for future years ending December 31, are as follows (dollars in thousands):

	Parent	Consolidated

2008	$-	$34,000
2009	-	-
Thereafter	22,682	22,682

	$22,682	$56,682

Note 11 - Income Taxes

                  Income taxes are comprised of the following for the years ended December 31, (dollars in thousands):

	2006	2005	2004

Current	$4,755	$3,879	$6,741
Deferred (benefit)	915	197	(1,120)

	$5,670	$4,076	$5,621

The following reconciliation is between the statutory and the effective federal income tax rate for the years ended December 31, (dollars in thousands):

		2006			2005		2004

			Percent of			Percent of		Percent of
			Pretax			Pretax		Pretax
	Amount		Income	Amount		Income	Amount	Income

Income tax based
on statutory rate	$5,858		35.0	$4,586		35.0	$6,089	35.0
Adjustments resulting from
Tax-exempt income	(337)		(2.0)	(110)		(0.8)	(123)	(0.7)
Life insurance income	(243)		(1.5)	(232)		(1.8)	(111)	(0.6)
Tax credits	(0)		(0.0)	(115)		(0.9)	(115)	(0.7)
Other	392		2.4	(53)		(0.4)	(119)	(0.6)

Total income taxes	$5,670		33.9	$4,076		31.1	$5,621	32.4

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are (dollars in thousands):

	2006	2005

Deferred tax assets
Allowance for credit losses	$3,104	$2,359
Net unrealized loss on securities available-for-sale	-	307
Deferred compensation	1,865	1,480

Total deferred tax assets	$4,969	$4,146

Deferred tax liabilities
Deferred income	$1,183	$747
Net unrealized gain on securities available-for-sale	355	-
Intangibles	323	767
Accumulated depreciation	388	685
Other deferred tax liabilities	486	628

Total deferred tax liabilities	$2,735	$2,827

Net deferred tax assets	$2,234	$1,319

Management has determined it is not necessary to provide a valuation allowance on the Company’s deferred tax assets as such assets are expected to be recognized during the normal course of business.

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

The Bank's exposure to credit risk loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, is as follows (dollars in thousands):

	2006	2005

Commitments to extend credit
Real estate secured	$161,245	$99,873
Credit card lines	3,059	3,145
Other	70,356	124,028

Total commitments to extend credit	$234,660	$227,046

Standby letters of credit	$799	$2,587

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may be uncollateralized, contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

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

Loans are generally limited, by state banking regulation, to 20% of the Bank's stockholder's equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $15.0 million.

The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangement, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans

Employee Stock Ownership Plans.

VFG provides two employee stock ownership plans. One plan, dated January 1, 2006, is called the Venture Financial Group, Inc. Employee Stock Ownership Plan (“ESOP”). The other plan, amended and restated as of January 1, 2006, is called the Venture Financial Group, Inc. KSOP (Employee Stock Ownership Plan with 401(k) Provisions (“KSOP”). The purpose of these plans is to enable participating employees to share in the growth and prosperity of the Company through employer contributions to the ESOP and to provide participants with an opportunity to accumulate their own contributed capital to the KSOP, all for their future economic security. Prior to 2006, there was only a KSOP. In 2006, employer contributions made prior to 2006 were transferred from the KSOP to the newly created ESOP on behalf of employees. Beginning in 2006, all Company contributions were added to the ESOP and all employee contributions were added to the KSOP.

KSOP - All employees are entitled to participate in the KSOP and make salary reduction contributions to the KSOP as of the first day of the month which follows ninety days of employment. A participant is 100% vested in their employee contributions. The KSOP was adopted as a 401(k) plan in 1987, and restated in 1992 to add employee stock ownership plan provisions. On January 1, 2005, the plan was amended to allow individuals to defer up to 100% of their annual compensation on a pre-tax basis subject to certain IRS limits. The plan was amended and restated effective January 1, 2006, to reflect all amendments made and law changes since its last restatement.

All funds in the KSOP are held in trust. The KSOP is administered by a Board of Trustees and an Administrative Committee. The trustees consist of Messrs. Manspeaker, Panowicz and Ms. Sager. The Administrative Committee consists of company officers. Investments of employee contributions to the KSOP are directed by the employee into a combination of the Company’s common stock or mutual and money market funds.

ESOP - The Company makes contributions to the ESOP for the benefit of employees. Profit sharing contributions to the ESOP are made at the discretion of the Board of Directors. No salary reduction contributions are contributed to the ESOP. Participants are vested over a five year period per the vesting schedule outlined in the ESOP plan.

Total contributions made by the Company are included in the ESOP balances. For the year ended December 31, 2006, $740 thousand was added to the ESOP. Company contributions for 2005 and 2004 were $410 thousand and $472 thousand, respectively.

All funds in the ESOP are held in trust. The ESOP is administered by a Board of Trustees and an Administrative Committee. The trustees consist of Messrs. Manspeaker, Panowicz and Ms. Sager. The Administrative Committee consists of company officers. The investment of Company contributions to the ESOP are generally invested in shares of the Company’s common stock, although the Trustees have the discretion to invest in such other prudent investments as deemed appropriate.

In October 2005, the Company approved a $1.0 million revolving line of credit to the KSOP. In the fourth quarter of 2005, the KSOP borrowed $493 thousand from the line of credit from the Company to purchase common stock of the Company. The loan was rewritten in 2006 to be a $493 thousand non-revolving loan with specific repayment terms. With the restatement of the plan in 2006, the loan

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

was transferred to the ESOP and will be repaid from the Bank’s contributions to the ESOP. There was a $93 thousand principal payment in the fourth quarter of 2006. There are to be $100 thousand dollar principal payments annually beginning on December 31, 2007-2010. The interest rate on the loan is 0% per annum.

In the fourth quarter of 2006, the ESOP borrowed $234 thousand from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. The ESOP is to pay $34 thousand on December 31, 2007, and $50 thousand on December 31, 2008 – 2011. The interest on the loan is 0% per annum.

The ESOP allocated shares were 321,718, 0, and 0 as of December 31, 2006, 2005 and 2004, respectively. The KSOP allocated shares were 287,802, 602,502 and 699,157 as of December 31, 2006, 2005 and 2004, respectively. Unallocated shares based on the purchase price of the shares, were 35,189, 28,580 and 0 as of December 31, 2006, 2005 and 2004 respectively. Unallocated shares are those shares that have been purchased with borrowings by the ESOP and will not be allocated until the debt is repaid on those shares. When the shares are allocated, they will be allocated at the then current fair market value.

For the year ended December 31, 2006, the ESOP released 5,391 shares of the Company’s common stock to participants. At December 31, 2006, the ESOP had 35,189 unallocated shares remaining to be released. The fair value based on the previous 30 day weighted average of the unallocated shares held by the ESOP trust was $765 thousand at December 31, 2006.

To the extent permitted by applicable law, any cash dividends on allocated and/or unallocated Company Stock may be used to repay a loan to the ESOP which meets the requirements of Code Section 4975 and the Regulations there under. The decision as to whether cash dividends on Company Stock will be distributed to participants, used to repay a loan to the ESOP, or held in the Trust shall be made in the sole discretion of the Trustees, and the Trustees may request the Company to pay such dividends directly to participants.

Upon termination from the ESOP/KSOP, a participant may choose to have his account distributed in Company stock, to the extent of his investment in stock, or in cash. Certain participants may also be eligible to diversify a certain percentage of their KSOP accounts. A distribution of stock in the event of termination or diversification requires the Company to issue put options to the participant. This permits the participant to sell the stock to the Company at fair value at any time during the option periods.

Incentive compensation plan - Incentive compensation is awarded to officers and qualified employees based on the financial performance of the Company. Awards are payable if the Company meets earnings and other performance objectives and are determined as a percentage of their base salary. Awards under the plan for 2006, 2005 and 2004 were $1.9 million, $692 thousand and $853 thousand, respectively.

There is one other incentive award received by all employees based on a predetermined performance goal of the Company. It is not a part of the incentive compensation plan and is not included above. For 2006, 2005 and 2004, this award totaled $170 thousand, $0 and $118 thousand, respectively.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

Long-term care insurance plan - In 2003, the Company purchased long-term care insurance on certain management personnel and directors. Benefits under this plan vest over ten years from the agreement date. In 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over ten years from the date of initial service to the Company. Expense associated with these plans was $12 thousand, $89 thousand and $14 thousand in 2006, 2005 and 2004, respectively. In addition to the expense for existing employees in the plan in 2005, $71 thousand of the $89 thousand expense recognized in 2005 was for employees who are no longer in the plan.

Supplemental executive retirement plan - The Bank, prior to 2005, maintained a noncontributory defined benefit pension plan called the Salary Continuation Plan (“SCP”) for certain management personnel. The SCP was provided to supplement a participating officer’s retirement benefits received from social security and targets a certain level of compensation on an annual basis for a period of years after retirement. The SCP Plan was established in 2001 and was a successor plan to the “Executive Supplemental Income Plan” or “ESI” Plan described below. The SCP agreements replaced the previous ESI agreements with employees.

Effective January 1, 2005, the SCP plan was revised and is now called the “Supplemental Executive Retirement Plan” (SERP). The revised SERP plan is a single master plan for our nonqualified retirement plan. The program is a nonqualified retirement plan covering a select group of employees. On an annual or more frequent basis, the SERP is analyzed on an actuarial basis to determine the necessary amounts to expense to cover the plan obligations. Prior to 2005, the liability to individual employees was based on their individual agreements and now is accounted for on a group basis.

The SERP Plan may utilize “Bank Owned Life Insurance” or “BOLI” policies to assist in meeting the obligations agreed to in the individual employee agreements however, the BOLI policies are not assets belonging to the SERP Plan.

The date used to determine the Plan measurements was December 31, 2006. Weighted-average assumptions used in accounting for the SERP Plan were as follows:

2006
Assumed discount rate	6.00%
Rate of compensation increase	N/A
Expected return on assets	N/A

The rate of compensation increase and the expected return on assets in the plan was not utilized in 2006 in the actuarial determination of accrued pension cost. The dollar amount of the benefit is fixed so compensation increases are not necessary to be utilized. There are no assets set aside specifically for these benefits in trust so the expected return on assets is considered not applicable. This is an unfunded plan under SFAS 87.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

The accumulated benefit obligation was $4.8 million at December 31, 2006, and $4.3 million at December 31, 2005. Changes in the projected benefit obligation were as follows (dollars in thousands):

	2006	2005
Projected benefit obligation, beginning of	$(4,350)	$(3,019)
year
Service Cost	$536	$456
Interest Cost	$257	$222
Actuarial Loss (Gain)	$(216)	$754
Benefits paid	$(122)	$(101)

Projected benefit obligation, end of year	$(4,805)	$(4,350)

Reconciliations of funded status were as follows:

	2006	2005
Funded status	$(4,805)	$(4,350)
Unrecognized loss/(gain)	$298	$587

Actual funded status	$(4,507)	$(3,763)

Net periodic expense for the defined benefit pension plan was as follows:

	2006	2005
Service Cost	$536	$456
Interest Cost	$257	$222
Amortization of gain or loss	$73	$168

Net periodic expense	$866	$846

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Plan Year Ended December 31,	Projected Benefit Payments
2007	$116
2008	$130
2009	$178
2010	$393
2011	$444
2012-2106	$2,610

Total payments through 2016	$3,871

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

The amounts recognized in the statements of financial condition are as follows (dollars in thousands):

	2006	2005
Prepaid (accrued) benefit cost	$(4,507)	$(3,763)
Accumulated other comprehensive expense	$(298)	$(587)

Net amount recognized	$(4,805)	$(4,350)

Employer contributions to the plan for the year ended December 31, 2007 are budgeted to be $768 thousand. Expenses related to this plan totaled $866 thousand, $846 thousand, and $851 thousand in 2006, 2005 and 2004, respectively.

Director benefits – The following is a description of all benefits received by the Company’s directors.

Director and Committee Fees - Director fees are paid to non-employee directors only. For the year ending December 31, 2006, VFG directors received a monthly retainer of $750. Each VFG director also serves as a Venture Bank director and received a monthly retainer of $500 and a board attendance fee of $600 per Venture Bank Board meeting. Board members are permitted to participate telephonically once per year and receive a $300 attendance fee. Additionally, participating directors received $100 for all special board conference calls lasting longer than 30 minutes. Committee members received $250 per meeting attended (except Audit Committee which received $250 per meeting).

Director Deferred Income (DDI) - In 1992, the Board of Directors approved a plan under which a director could elect to defer receipt of directors fees and incentive pay for five years from 1992 to 1997, and at retirement receive those fees and incentive pay plus accrued interest at a rate of 10% during the deferral period and 8% from the end of the deferral period though the payout. The plan also provides that the deferred fees plus the accrued interest benefit payment accelerates in the event of a Director’s death and is paid to the Director’s beneficiaries. Accrued liabilities to its directors participating in the Plan at December 31, 2006 totaled $ 328 thousand. Expense associated with the related directors was $30 thousand, $20 thousand, and $20 thousand in 2006, 2005, and 2004, respectively.

Mr. Parsons was included in this Plan as a director in 1992. In 1992, Mr. Parsons was also an executive. The directors included in the plan for whom expenses are being accrued are Messrs. Parsons, Panowicz, and former directors DeTray and Wilcox.

In 1989, the Board of Directors approved a plan under which a director could elect to defer receipt of directors fees for ten years beginning February 1, 1989, and at retirement receive those fees plus accrued interest. One director, Mr. Parsons, is remaining in this plan. This director deferred $400 per month for 120 months and is entitled to receive $2,193 payable for a period of 120 months upon reaching age 62. In the event of his death prior to reaching age 62, his beneficiaries would receive $1,462 monthly, payable for a period of 240 months. The accrued liability to the director participating in this plan at December 31, 2006 and 2005, totaled $182 thousand and $152 thousand, respectively. Expenses associated with this plan were $30 thousand in 2006, $15 thousand in 2005, and $10 thousand in 2004.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

Split Dollar Insurance – The Company owns life insurance policies issued on the lives of its Directors and certain employees (“the Participants”). The Company has entered into Agreements that provide for the insurance companies to pay the designated beneficiaries of the Participants up to $350 thousand from the “net at risk proceeds” of these policies. The “net at risk proceeds” of these policies is the amount in excess of the total required in order for the Company to recover all its original investment as well as all accumulated interest in the policies. While the company incurs no expenses associated with this Plan, Participants are required to pay income taxes on the value of the benefits provided under this Plan with a total of $3 thousand reported in 2006, and $2 thousand for 2005.

Long Term Care Insurance - In 2002, the Company purchased Long-Term Care Insurance for each of its board members and certain employees. Each participant is eligible to begin receiving benefits after being certified by a licensed Health Care Practitioner as chronically ill. The policy provides for a $130 - $200 per day lifetime benefit for facility care, and home and community services. Benefits vest 10% per year over a ten-year period, with acceleration upon a change in control. If the participant’s service terminates for reasons other than death, disability, or termination after 10 years of service, then the participant is required to reimburse a portion of the premium based on the years of service completed. Expense related to this plan was $6 thousand for 2006, and $0 for 2005 and 2004.

Note 15 - Stock Option Plans

On December 31, 2006, the Company had one active share based compensation plan which is described below. The compensation cost that has been charged to income year-to-date in 2006 for both stock options and restricted stock grants is $240 thousand. The total income tax benefits recognized in the income statement for share based compensation cost in 2006 is $84 thousand. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There are two outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. The other award for 750 shares cliff vests over a 2 year period with all shares vesting at the end of 2 years. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). At December 31, 2006, 99,750 option shares and 5,750 restricted stock award shares have been

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

granted under the Plan since plan inception. At December 31, 2006, 5,900 shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. 200,400 shares remain available for grant under the 2004 Plan. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

Options becoming exercisable under stock option plans in future years ending December 31, are as follows:

2007 – 47,720; 2008 – 36,620; 2009 – 29,420; and 2010 – 18,770; 2011- 10,630

Options outstanding at December 31, 2006 were granted under the 1994 director, and 1999 employee stock option plans. These plans were superseded in 2004 with the 2004 Stock Incentive Plan and accordingly no further options will be granted under the 1994 and 1999 plans. Options for 200,400 shares remain available under the 2004 plan at December 31, 2006.

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

In 2006, 750 shares of restricted stock were granted to an employee at a fair market value of $19.53 per share. These shares vest 100% two years after the date of grant. Unlike stock options, the employee is taxed on the fair market value of the restricted stock at the time the stock vests. The restricted stock is outstanding and has voting rights from the date it is granted. However, it may not be traded by the grantee until it is vested.

As permitted by Statement No. 123, prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock arrangements where the grant price was equal to market price on the date of grant. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995, were provided in accordance with SFAS No. 123, Accounting for Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(R) which permits public companies to adopt its requirements using the

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

“modified prospective” method. Under the “modified prospective” method, the compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No.123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees and directors prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Beginning January 1, 2006, the Company began accounting for stock-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and management’s experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. In all years presented, there was only one grant date in the year.

	April 19,	April 16,	April 16,
	2006	2005	2004
Expected volatility	23.90%	24.32%	19.37%
Expected dividends	1.40%	2.33%	1.58%
Expected term (in years)	6.5 years	7 years	7 years
Risk-free rate	4.92%	4.38%	3.89%

The weighted average fair value of options granted during 2006, 2005, and 2004 was $6.03, $5.02, and $3.70, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted by the Company during 2006, 2005, and 2004, are 20% vested on each of the five subsequent anniversaries of the grant date. Options granted by Washington Commercial Bancorp were all vested effective as of the date of the merger, September 2, 2005, and were not expensed after the merger but the merger date intrinsic value of the options was added to goodwill. As the options are exercised the merger date intrinsic value is subtracted from goodwill. Stock option and

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Actual forfeited shares and the related compensation expense of those shares is taken out at the time of forfeiture. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000’s)

Outstanding at January 1, 2006	117,042	285,715	402,757	$10.94	5.64 years	$3,676
Exercisable at January 1, 2006	82,392	183,965	266,357	$9.08	4.40 years	$2,927
Granted 1st quarter 2006	-	-	-	-	-	-
Exercised 1st quarter 2006	(38,148)	(8,238)	(46,386)	$8.50	-	-
Forfeited or expired 1st quarter	-	-	-	-	-	-
2006
Outstanding at March 31, 2006	78,894	277,477	356,371	$11.26	6.07 years	$3,143
Exercisable at March 31, 2006	44,244	175,727	219,971	$9.20	4.98 years	$2,392
Granted 2nd quarter 2006	5,250	51,500	56,750	$20.00	-	-
Exercised 2nd quarter 2006	(6,871)	(10,783)	(17,654)	$10.46	-	-
Forfeited or expired 2nd quarter	(5,400)	(300)	(5,700)	$11.85	-	-
2006
Outstanding at June 30, 2006	71,873	317,894	389,767	$12.56	6.35 years	$2,810
Exercisable at June 30, 2006	45,743	186,344	232,087	$9.63	4.92 years	$2,344
Granted 3rd quarter 2006	-	-	-	-	-	-
Exercised 3rd quarter 2006	(1,920)	(11,147)	(13,067)	$9.32	-	-
Forfeited or expired 3rd quarter	-	(3,570)	(3,570)	$19.26	-	-
2006
Outstanding at September 30,	69,953	303,177	373,130	$12.61	6.06 years	$3,213
2006
Exercisable at September 30, 2006	46,523	179,697	226,220	$9.78	4.64 years	$2,589
Granted 4th quarter 2006	-	-	-	-	-	-
Exercised 4th quarter 2006	(450)	(6,562)	(7,012)	$8.82	-	-
Forfeited or expired 4th quarter	-	(1,680)	(1,680)	$19.08	-	-
2006
Outstanding at December 31,	69,503	294,935	364,438	$12.65	5.80 years	$3,308
2006
Exercisable at December 31, 2006	46,073	175,205	221,278	$9.75	4.36 years	$2,650

The total intrinsic value for December 2006 of options exercised during 2006, was $930 thousand. The intrinsic value represents the fair market value of the shares at exercise of $1.7 million (where fair market value is the prior month end weighted average price) less the cost to the recipient to exercise which was $763 thousand. The tax benefits created by these exercises are allocated to additional paid in capital and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

                 The following summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	55,064	4.92	$6.67	43,964	$6.63
$7.01 to $10.00	121,198	2.74	$8.58	121,198	$8.58
$10.01 to $15.00	47,196	7.14	$13.48	32,796	$13.39
$15.01 to $19.00	47,550	7.30	$15.33	15,600	$15.33
$19.01 to $21.00	93,430	8.88	$19.68	7,720	$19.25

	364,438	5.81	$12.65	221,278	$9.75

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the years ended 2006, 2005, and 2004, is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Nonvested Shares	Shares	Shares	Shares	Fair Value

Nonvested at December 31, 2003	51,750	97,710	149,460	$2.67
Granted	5,250	71,250	76,500	$3.70
Vested	(12,750)	(35,640)	(48,390)	$2.47
Forfeited	-	(5,100)	(5,100)	$3.63
Nonvested at December 31, 2004	44,250	128,220	172,470	$3.15
Granted	4,200	38,800	43,000	$5.02
Vested	(13,800)	(28,500)	(42,300)	$2.84
Forfeited	-	(36,770)	(36,770)	$3.29
Nonvested at December 31, 2005	34,650	101,750	136,400	$3.80
Granted	5,250	51,500	56,750	$6.03
Vested	(11,520)	(28,450)	(39,970)	$3.44
Forfeited	(4,950)	(5,070)	(10,020)	$4.42
Nonvested at December 31, 2006	23,430	119,730	143,160	$4.74

As of December 31, 2006, there was $340 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the year ended December 31, 2006, was $137 thousand.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

The table below illustrates the effect on net income and earnings per share for the Company applying the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment to stock-based compensation awards granted on or after January 1, 1995, for the period ended December 31, 2006. The table also illustrates on a pro forma basis the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Share-Based Compensation, to stock-based compensation awards granted on or after January 1, 1995, for the year ended December 31, 2005:

	Year Ended December 31
	(dollars in thousands, except per share data)
	2006	2005

Net income, as reported	$11,069	$9,028
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	NA	$221
Actual Pro forma net income	NA	$8,807
Earnings per Share
Basic:
As reported	$1.54	$1.33
Pro-forma	NA	$1.30
Diluted:
As reported	$1.52	$1.30
Pro-forma	NA	$1.27

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only (dollars in thousands)

Condensed Balance Sheets - December 31
		2006	2005

Assets
Cash		$614	$1,446
Investment in the Bank		106,847	96,140
Other assets		1,186	1,879

Total assets		$108,647	$99,465

Liabilities and Stockholders' Equity

Liabilities
Junior subordinated debentures		$22,682	$22,682
Other liabilities		733	629

Total liabilities		23,415	23,311

Shareholders' Equity		85,232	76,154

Total liabilities and shareholders' equity		$108,647	$99,465

Condensed Statement of Income -
Years Ended December 31
	2006	2005	2004

Operating Income
Dividends from the Bank	$3,600	$15,500	$-
Interest	64	42	31

Total operating income	3,664	15,542	31

Operating Expenses
Interest	2,084	1,556	1,024
Other	229	133	216

Total operating expenses	2,313	1,689	1,240

Income (loss) before income taxes and
equity in undistributed income of the Bank	1,351	13,853	(1,209)

Income Tax Benefit	(760)	(545)	(363)

Income (loss) before equity in undistributed
income of the Bank	2,111	14,398	(846)

Equity in Undistributed Income of the Bank	8,958	(5,370)	12,623

Net income	$11,069	$9,028	$11,777

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash
Flows - Years Ended December 31
	2006	2005	2004

Cash Flows from Operating Activities
Net income	$11,069	$9,028	$11,777
Adjustments to reconcile net income to net
cash from operating activities
Equity in undistributed (income) loss of the Bank	(8,958)	5,370	(12,623)
Other – net	126	(37)	883

Net cash from operating activities	2,237	14,361	37

Cash Flows from Investing Activities
Cash investment in (return from) the Bank	735	(15,500)	(893)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	763	1,713	1,464
Stock issued for purchase of WAM	32	33	-
Advance to ESOP	(234)	(493)	-
Loan payment from ESOP	93	-	-
Repurchase of common stock	(2,366)	(2,455)	(3,007)
Proceeds from long-term debt	-	3,093	-
Payments on long-term debt	-	-	-
Payment of dividends	(2,092)	(1,855)	(1,325)

Net cash from financing activities	(3,804)	36	(2,868)

Net increase (decrease) in cash	(832)	(1,103)	(3,724)

Cash, beginning of year	1,446	2,549	6,273

Cash, end of year	$614	$1,446	$2,549

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

As of December 31, 2006, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The actual capital amounts and ratios are as follows (dollars in thousands):

						To Be
						Well Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2006:
Tier I capital (to average assets):
Consolidated	$81,380	9.44%	$34,474	>	4.00%	N/A		N/A
Venture Bank	80,314	9.32%	34,460	>	4.00%	$43,076	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	81,380	10.27%	31,710	>	4.00%	N/A		N/A
Venture Bank	80,314	10.15%	31,665	>	4.00%	47,498	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	90,297	11.39%	63,421	>	8.00%	N/A		N/A
Venture Bank	89,231	11.27%	63,331	>	8.00%	79,164	>	10.00%

As of December 31, 2005:
Tier I capital (to average assets):
Consolidated	$72,251	12.01%	$24,098	>	4.00%	N/A		N/A
Venture Bank	70,205	11.65%	24,098	>	4.00%	$30,123	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	72,251	9.37%	30,845	>	4.00%	N/A		N/A
Venture Bank	70,205	9.12%	30,797	>	4.00%	46,195	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	80,685	10.46%	61,690	>	8.00%	N/A		N/A
Venture Bank	78,639	10.21%	61,593	>	8.00%	76,911	>	10.00%

Restrictions on retained earnings - The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2006, the Bank could pay dividends to its parent of up to $9.5 million and still be well capitalized under prompt corrective action provisions.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Regulatory Matters (continued)

Purchases of Equity Securities by Venture Financial Group, Inc.

On February 19, 2003, the Board approved a stock repurchase program to allow for the repurchase of 131,370 shares of VFG Common Stock in purchases over time in privately negotiated transactions. On September 18, 2003, this plan was amended and an additional 56,130 shares were added to the plan. On October 15, 2003, this plan was amended again and an additional 225,000 shares were added to this plan bringing the total to 412,500 shares. Under this plan 266,097 shares were repurchased in 2003 and 146,403 were repurchased in 2004, for a total of $2.2 million. All shares have been adjusted for the three-for-two stock split announced May 6, 2004, and effective May 16, 2004.

On June 16, 2004, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in privately negotiated transactions. Under this plan VFG purchased 167,640 shares for a total of $3.1 million.

On November 15, 2005, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. Under this plan, VFG has purchased 118,284 shares for a total of $2.4 million as of December 31, 2006.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, were as follows (dollars in thousands):

		2006		2005

	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks, interest
bearing deposits in other banks	$17,754	$17,754	$18,099	$18,099
Federal funds sold	$6,790	$6,790	$6,230	$6,230
FHLB Stock and TIB Stock	$4,590	$4,590	$4,490	$4,490
Securities available-for-sale	$162,447	$162,447	$60,911	$60,911
Loans held-for-sale	$4,642	$4,642	$5,699	$5,699
Loans receivable, net	$702,536	$702,262	$588,202	$586,602
Accrued interest receivable	$4,394	$4,394	$3,117	$3,117

Financial Liabilities
Deposits	$771,250	$772,312	$514,028	$513,556
Federal funds purchased	$-	$-	$-	$-
Short-term borrowings	$53,070	$53,070	$87,798	$87,798
Long-term debt	$34,000	$32,562	$44,000	$41,300
Junior subordinated debentures	$22,682	$22,682	$22,682	$22,682
Accrued interest payable	$1,783	$1,783	$1,288	$1,288

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Other operating income
Commission on sale of non-deposit
investment products	$736	$507	$-
Earnings on bank-owned life insurance	$693	$530	$622

Other operating (income) expense
State taxes	$1,047	$708	$592
Advertising and marketing	$1,214	$913	$714
Expenses of SERP	$920	$846	$851

Note 20 - Earnings Per Share Disclosures

In May 2004, the Company's Board of Directors approved a 3 for 2 stock split to shareholders of record on May 16, 2004. The earnings per share, the shares used for purposes of recalculating earnings per share, and the option amounts and prices for the years ended December 31, 2004, have been retroactively adjusted for the split.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Earnings Per Share Disclosures (continued)

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated (dollars in thousands except for shares and per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2006
Basic earnings per share
Net income	$11,069	7,172,290	$1.54
Effect of dilutive securities
Options		123,279	(0.02)

Diluted earnings per share
Net income	$11,069	7,295,569	$1.52

Year ended December 31, 2005
Basic earnings per share
Net income	$9,028	6,768,229	$1.33
Effect of dilutive securities
Options		162,304	(0.03)

Diluted earnings per share
Net income	$9,028	6,930,533	$1.30

Year ended December 31, 2004
Basic earnings per share
Net income	$11,777	6,487,613	$1.82
Effect of dilutive securities
Options		164,526	(0.05)

Diluted earnings per share
Net income	$11,777	6,652,139	$1.77

The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Business Segment Information

The Company was managed along two major lines of business; community banking, its core business, and the small loan division, which was entered into late in the fourth quarter of 2000. Community banking consists of all lending, deposit and administrative operations conducted through its 17 offices in Washington State. The small loan division provided small, short-term consumer loans to customers in Arkansas. Effective July 1, 2005, the Bank terminated its relationship with Advance America and no longer offered small short-term consumer loans.

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

Financial highlights by line of business as of and for the years ended December 31, were as follows (dollars in thousands):

	Community	Small
	Banking	Loans	Total

December 31, 2006
Net interest income after provision for credit losses	$34,741	$-	$34,741
Non-interest income	8,666	-	8,666
Non-interest expense	26,668	-	26,668
Income taxes	5,670	-	5,670

Net income	$11,069	$-	$11,069

Total assets	$978,108	$-	$978,108

Total loans	$711,453	$-	$711,453

December 31, 2005
Net interest income after provision for credit losses	$26,951	$743	$27,694
Non-interest income	8,201	9	8,210
Non-interest expense	22,728	72	22,800
Income taxes	3,879	197	4,076

Net income	$8,545	$483	$9,028

Total assets	$752,793	$-	$752,793

Total loans	$596,636	$-	$596,636

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

Note 22 - Subsequent Event

On January 17, 2007, the Company declared a dividend in the amount of $.08 per share to be paid on February 9, 2007, for shareholders of record as of January 29, 2007.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

Year ended December 31, 2006
Interest income	$18,332	$17,890	$15,504	$12,945
Interest expense	(8,590)	(8,101)	(7,035)	(5,129)

Net interest income	9,742	9,789	8,469	7,816

Provision for credit losses	(375)	(400)	(150)	(150)
Non-interest income	2,179	2,237	2,283	1,967
Non-interest expenses	(6,821)	(7,195)	(6,559)	(6,093)

Income before provision	4,725	4,431	4,043	3,540
for income taxes

Provision for income taxes	(1,627)	(1,403)	(1,414)	(1,226)

Net income	$3,098	$3,028	$2,629	$2,314

Earnings per share
Basic	$0.43	$0.42	$0.37	$0.32
Diluted	$0.43	$0.42	$0.36	$0.31

Year ended December 31, 2005
Interest income	$12,683	$10,419	$9,491	$8,786
Interest expense	(4,347)	(3,439)	(2,823)	(2,323)

Net interest income	8,336	6,980	6,668	6,463

Provision for credit losses	(39)	(161)	(338)	(215)
Non-interest income	1,977	2,180	2,003	2,050
Non-interest expenses	(6,248)	(5,831)	(5,390)	(5,331)

Income before provision	4,026	3,168	2,943	2,967
for income taxes

Provision for income taxes	(1,367)	(868)	(907)	(934)

Net income	$2,659	$2,300	$2,036	$2,033

Earnings per share
Basic	$0.37	$0.34	$0.31	$0.31
Diluted	$0.36	$0.33	$0.31	$0.30

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Chief Financial Officer have concluded that VFG’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the year ended December 31, 2006, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

ITEM 9B – Other Information

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled Election of Directors - Information with Respect to Nominees and Directors Whose Terms Continue, Management, and Section 16(a) Beneficial Ownership Reporting Compliance, as set forth in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the section entitled Certain Relationships and Related Transactions, as set forth in the Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled Independent Auditors, as set forth in the Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements. Index to Consolidated Financial Report

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of income for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements (2) Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) The exhibits listed on the Exhibit Index following signature page. Management contracts and compensatory plans are listed as Items 10.1 to 10.8.

(b)	Exhibits:	See Exhibit Index following signature page
(c)	Financial Statement Schedules:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

VENTURE FINANCIAL GROUP, INC. (Registrant) By: /s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2007.

Signatures	Title Chief Executive Officer

/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. (principal executive officer)	Chief Executive Officer and Chairman of the Board
/s/ Sandra L. Sager, CPA EVP/Chief Financial Officer Sandra L. Sager, CPA (principal financial officer; and principal accounting officer)	Chief Financial Officer

Remaining Directors:

/s/ James F. Arneson
James F. Arneson

/s/ Keith W. Brewe
Keith W. Brewe

/s/ Lowell E. (Sonny) Bridges
Lowell E. (Sonny) Bridges

/s/ Linda E. Buckner
Linda E. Buckner

/s/ Jewell C. Manspeaker
Jewell C. Manspeaker

/s/ Patrick L. Martin
Patrick L. Martin

/s/ A. Richard Panowicz
A. Richard Panowicz

/s/ Lawrence J. Schorno
Lawrence J. Schorno

Director Director Director Director Director Director Director Director

EXHIBIT INDEX

Exhibit
3.1	(a)	Second Amended and Restated Articles of Incorporation.
3.2	(b)	Bylaws.
10.1	(c)*	Employment Agreement with Ken F. Parsons, Sr.
10.2	(d)*	Amendment to Employment Agreement with Ken F. Parsons, Sr.
10.2	(e)*	Employment Agreement with James Arneson.
10.3	(f)*	Form of Long-Term Care Agreement.
10.4	(g)*	Supplemental Executive Retirement Plan.
10.5	(h)*	2004 Stock Incentive Plan.
10.6	*	Venture Financial Group, Inc. Employee Stock Ownership Plan.
10.7	*	Venture Financial Group, Inc. KSOP (Employee Stock Ownership Plan with 401(k) Provisions). Amended and Restated as of January 1, 2006.
10.8	(i)* Employment Contract for Sandra Sager.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams, LLP).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract, plan or arrangement.
(a)	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed May 16, 2005.

(b)	Incorporated by reference to Exhibit 3(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002.

(c)	Incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed June 2, 2004.

(d)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006.

(e)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-125774.

(f)	Incorporated by reference to Exhibit 10.L to the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001, filed April 1, 2002.

(g)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.

(h)	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed on April 6, 2004.

(i)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.

{THIS PAGE INTENTIONALLY LEFT BLANK}