Form 10-Q
period 2007-03-31
VENTURE FINANCIAL GROUP INC
filed 2007-05-14
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007
OR
[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to __________
Commission File Number 0-24024

VENTURE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Washington	91 -1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1495 Wilmington Drive, P.O. Box 970, DuPont, WA 98327
(Address of Principal Executive Offices)

Registrant’s telephone number: (253) 441-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                     X Yes ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer _____            Accelerated filer ___          Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). __Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class Common Stock	Outstanding at May 11, 2007 7,190,856

1

Item 1. Financial Statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

ASSETS

	March 31,	December 31,
	2007	2006

Cash and due from banks	$24,521	$16,676
Interest bearing deposits in other banks	538	1,078
Federal funds sold	1,200	6,790
Securities available-for-sale	227,858	162,447
Investment in trusts	682	682
FHLB Stock and TIB Stock	4,590	4,590
Loans held-for-sale	5,448	4,642

Loans	724,971	711,453
Allowance for credit losses	(9,247)	(8,917)
Net loans	715,724	702,536

Premises and equipment, net of accumulated depreciation	30,934	28,716
Foreclosed real estate	68	34
Accrued interest receivable	4,286	4,394
Cash surrender value of bank owned life insurance	17,884	17,540
Goodwill	24,930	24,910
Other intangible assets	892	964
Other assets	2,137	2,109

Total assets	$1,061,692	$978,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$109,163	$100,788
NOW, Savings and MMDA	319,802	327,381
Time certificates of deposit	358,478	343,081
Total deposits	787,443	771,250

Securities sold under agreement to repurchase	33,751	33,541
Short-term debt	99,602	33,529
Accrued interest payable	1,638	1,783
Long-term debt	20,000	20,000
Junior subordinated debentures	-	22,682
Junior subordinated debentures at fair value option	22,932	-
Other liabilities	8,876	10,091
Total liabilities	974,242	892,876

SHAREHOLDERS' EQUITY
Common stock (no par value); 10,000,000 shares authorized, shares issued and outstanding: March 2007 -7,195,271;
December 2006 – 7,186,349	5,972	5,965
Additional paid-in capital	29,757	29,594
Retained earnings	52,033	49,841
Advance to ESOP	(634)	(634)
Accumulated other comprehensive income (loss)	322	466
Total shareholders' equity	87,450	85,232

Total liabilities and shareholders' equity	$1,061,692	$978,108

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended
	March 31,

	2007	2006
INTEREST INCOME
Loans	$15,925	$12,144
Federal funds sold and deposits in banks	22	31
Investment securities	2,491	770

Total interest income	18,438	12,945

INTEREST EXPENSE
Deposits	6,987	3,158
Federal funds purchased	-	34
Short-term repurchase agreements and debt	391	346
Long-term repurchase agreements and debt	1,552	1,591

Total interest expense	8,930	5,129

Net interest income	9,508	7,816

PROVISION FOR CREDIT LOSSES	375	150
Net interest income after provision for credit losses	9,133	7,666

NON-INTEREST INCOME
Service charges on deposit accounts	946	940
Origination fees and gain on sales of loans	402	442
Other operating income	1,220	585

Total non-interest income	2,568	1,967

NON-INTEREST EXPENSES
Salaries and employee benefits	4,074	3,399
Occupancy and equipment	1,008	1,053
Amortization of intangible assets	72	72
Other	1,920	1,569

Total non-interest expenses	7,074	6,093

Income before provision for income taxes	4,627	3,540

PROVISION FOR INCOME TAXES	1,433	1,226

NET INCOME	$3,194	$2,314

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities arising during the period, net of tax	(144)	(172)
Minimum pension liability adjustment	-	(113)

COMPREHENSIVE INCOME	$3,050	$2,029
EARNINGS PER SHARE
Basic	$0.45	$0.32
Diluted	$0.44	$0.31
Weighted average shares outstanding, basic	7,154,805	7,215,485
Weighted average shares outstanding and common stock equivalents	7,282,498	7,365,276
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Three Months Ended March 31, 2006 and 2007 (Dollars in thousands)

							Accumulated
			Additional		Restricted	Advance	Other
	Number of	Common	Paid-in	Retained	Stock	To	Comprehensive
	Shares	Stock	Capital	Earnings	Awards	ESOP	Income (Loss)	Total
Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879	$(104)	$(493)	$(1,033)	$76,154
Comprehensive Income
Net Income	--	--	--	2,314	--	--	--	2,314
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax	--	--	--	--	--	--	(172)	(172)
(benefit) of ($92)
Minimum pension liability adjustment, net of tax (benefit) of ($61)	--	--	--	--	--	--	(113)	(113)
Comprehensive Income								2,029
Stock options exercised	46,386	38	356	--	--	--	--	394
Stock issued for purchase of WAM	790	1	15	--	--	--	--	16
Common Stock repurchased	(25,388)	(21)	(487)	--	--	--	--	(508)
Compensation for stock options	--	--	40	--	--	--	--	40
Cash dividend ($0.07 per share)	--	--	--	(508)	--	--	--	(508)
Excess tax benefit from share-based payment arrangements	--	--	148	--	--	--	--	148
Reclassify unearned employee stock awards	--	--	(104)	--	104	--	--	--
Compensation for restricted stock awards	--	--	7	--	--	--	--	7
Balance, March 31, 2006	7,239,940	$6,009	$30,889	$42,685	--	$(493)	$(1,318)	$77,772
Balance, December 31, 2006	7,186,349	$5,965	$29,594	$49,841	$--	$(634)	$466	$85,232
Comprehensive income
Net income	--	--	--	3,194	--	--	--	3,194
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax	--	--	--	--	--	--	(144)	(144)
benefit of $78
Comprehensive Income								3,050
Stock options exercised	7,310	6	61	--	--	--	--	67
Stock issued for purchase of WAM	1,612	1	34	--	--	--	--	35
Compensation expense for stock options	--	--	57	--	--	--	--	57
Cash dividends ($0.08 per share)	--	--	--	(574)	--	--	--	(574)
Fair value adjustment of Junior subordinated debentures, net of	--	--	--	(428)	--	--	--	(428)
tax
Excess tax benefit from share-based payment arrangements	--	--	2	--	--	--	--	2
Compensation expense for unallocated ESOP shares committed	--	--	1	--	--	--	--	1
to be released
Compensation expense for restricted stock awards	--	--	8	--	--	--	--	8
Balance, March 31, 2007	7,195,271	$5,972	$29,757	$52,033	$--	$(634)	$322	$87,450

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		(Dollars in thousands)
	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net Income	$3,194	$2,314
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	375	150
Depreciation and amortization	355	418
Income from mortgage loans sold	(402)	(442)
Increase in cash surrender value of life insurance	(344)	(134)
Compensation expense for stock options	57	40
Compensation expense for unallocated ESOP shares committed to be released	1	--
Restricted stock award compensation	8	7
Increase in minimum employee pension	--	(113)
Excess tax benefit from share-based payment arrangements	(2)	(148)
Net (gain) loss on sales of securities	(278)	--
Other	(1,545)	(2,080)
Originations of loans held for sale	(19,714)	(19,707)
Proceeds from sales of loans held for sale	19,310	23,264
Net cash provided by operating activities	1,015	3,569

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	540	(333)
Net (increase) decrease in federal funds sold	5,590	(15,660)
Purchases of securities available for sale	(94,040)	(35,613)
Proceeds from maturities and prepayments of available-for-sale securities	3,881	5,094
Proceeds from sales of securities available for sale	25,051	--
Purchase of other equity securities	--	(100)
Net (increase) decrease in loans	(13,579)	(27,583)
Purchase of life insurance policies	--	(191)
Additions to premises and equipment	(2,623)	(1,382)
Proceeds from sale of premises and equipment	4	--
Net cash used by investing activities	(75,176)	(75,768)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	16,193	70,444
Net increase (decrease) in repurchase agreements	210	2,332
Net increase (decrease) in short-term debt	66,073	(12,952)
Issuance of common stock for WAM Acquisition	35	16
Exercise of stock options	67	394
Repurchase of common stock	--	(508)
Net increase (decrease) long term debt	--	10,000
Excess tax benefits from share-based payment arrangements	2	148
Payment of cash dividends	(574)	(508)
Net cash provided by financing activities	82,006	69,366

Net change in cash and due from banks	7,845	(2,833)

Cash and Due from Banks:
Beginning of period	16,676	16,791
End of period	$24,521	$13,958

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$9,075	$5,027
Taxes	$860	--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net of tax	$(144)	$(172)
Junior subordinated debentures fair value option quarterly change	$91	$--
Cumulative effect of early adoption of SFAS 159	$(428)	$--

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including notes thereto, included in the Company’s 2006 Annual Report to Shareholders. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results anticipated for the year ending December 31, 2007.

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

Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or retained earnings as previously reported.

2. Share Based Compensation

On March 31, 2007 the Company had one active share based compensation plan which is described below. The compensation cost that has been charged to income year-to-date in 2007 for both stock options and restricted stock grants is $65,617. The total income tax benefits recognized in the income statement for share based compensation cost in 2007 is $22,966. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There are two outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. The other award for 750 shares cliff vests over a 2 year period with all shares vesting at the end of 2 years. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. At March 31, 2007, 99,750 option shares and 5,750 restricted stock award shares have been granted under the Plan since Plan inception. At March 31, 2007, 5,900 shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. 200,400 shares remain available for grant under the 2004 Plan. It is the Company’s policy to issue authorized but un-issued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

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

Beginning January 1, 2006 the Company began accounting for stock-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is a combination of a projection based on historical experience and management’s future expectations. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. In all years presented, there was only one grant date in the year.

	4-19-2006	4-16-2005	4-16-2004
Expected volatility	23.90%	24.32%	19.37%
Expected dividends	1.40%	2.33%	1.58%
Expected term (in years)	6.5 years	7 years	7 years
Risk-free rate	4.92%	4.38%	3.89%

The weighted average fair value of options granted during 2006, 2005 and 2004 was $6.03 and $5.02, and $3.70, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

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

A summary of option activity under the Plan as of March 31, 2007, and changes during the quarter then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000's)

Outstanding at January 1, 2007	69,503	294,935	364,438	$12.65	5.80 years	$3,308
Exercisable at January 1, 2007	46,073	175,205	221,278	$9.75	4.36 years	$2,650
Granted 1st quarter 2007	-	-	-	-
Exercised 1st quarter 2007	(3,000)	(4,310)	(7,310)	$9.11
Forfeited or expired 1st quarter 2007	-	-	-	-
Outstanding at March 31, 2007	66,503	290,625	357,128	$12.72	5.59 years	$3,109
Exercisable at March 31, 2007	43,073	170,895	213,968	$9.78	4.11 years	$2,493

The total intrinsic value at March 31, 2007 of options exercised during 2007 was $90,857. The intrinsic value represents the fair market value of the shares at exercise of $157,487 (where fair market value is the prior month weighted average price) less the cost to the recipient to exercise which was $66,630. The tax benefits created by these exercises are allocated to additional paid in capital and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

The following summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	51,104	4.82	$6.74	40,004	$6.72
$7.01 to $10.00	120,098	2.48	$8.60	120,098	$8.59
$10.01 to $15.00	46,446	6.90	$13.47	32,046	$13.39
$15.01 to $19.00	46,650	7.05	$15.33	14,700	$15.33
$19.01 to $21.00	92,830	8.63	$19.68	7,120	$19.25

	357,128	5.59	$12.73	213,968	$9.78

A summary of the status of the Company’s non-vested shares as of March 31, 2007 and changes during the quarter ended March 31, 2007, is presented below:

Weighted
Average
	Director	Employee	Total	Grant Date
Non-vested Shares	Shares	Shares	Shares	Fair Value

Non-vested at January 1, 2007	23,430	119,730	143,160	$4.74
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-

Non-vested at March 31, 2007	23,430	119,730	143,160	$4.74

As of March 31, 2007 there was $279,023 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the quarter ended March 31, 2007 was $0.

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period. Accordingly, compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements in each quarter of 2007. Compensation expense is now measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

3. Pension and Other Postretirement Benefit Plans

Effective January 1, 2005 we replaced the Company’s Salary Continuation Plans and adopted the Supplemental Executive Retirement Plan (SERP), which is a defined benefit pension plan. The SERP is a master nonqualified retirement plan covering a select group of employees. On an annual or more frequent basis, the SERP is analyzed on an actuarial basis to determine the necessary amounts to expense to cover the plan obligations. Prior to 2005 the liability to individual employees was based on their individual agreements and now is accounted for on a group basis. The SERP has no assets.

Net periodic expense for the SERP for the three months ending March 31, 2007, for the year ended December 31, 2006 and for the three months ending March 31, 2006 was as follows:

	For the three months	For the year	For the three months
	ended March 31, 2007	ended December 31, 2006	Ended March 31, 2006
Service cost	$120,749	$536,328	$134,191
Interest cost	71,150	256,924	64,283
Expected return on plan assets	-	-	-
Amortization of Net Obligation at Transition	-	-	-
Amortization of Prior Service Cost	-	-	-
Recognized Net Actuarial (Gain)/Loss	-	72,748	5,526

Net Periodic Benefit Cost	$191,899	$866,000	$204,000

4. Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume all dilutive stock options and restricted stock outstanding are issued such that their dilutive effect is maximized. Unallocated shares of the ESOP are excluded from the weighted average common shares outstanding to the extent they have not been legally released. The restricted share awards are excluded from the weighted average common shares outstanding in the calculation of basic earnings per share to the extent they have not been vested or earned.

(dollars in thousands except per share data)	Three Months Ended
	March 31,
	2007	2006
Basic EPS computation	$3,194	$2,314
Numerator - Net Income
Denominator - Weighted average
common shares outstanding	7,154,805	7,215,485
Basic EPS	$.45	$.32

	Three Months Ended
	March 31,
	2007	2006
Diluted EPS computation	$3,194	$2,314
Numerator - Net Income
Denominator - Weighted average
common shares outstanding	7,154,805	7,215,485
Effect of dilutive stock options	127,693	149,791
Weighted average common shares	7,282,498	7,365,276
and common stock equivalents
Diluted EPS	$.44	$.31

5 .  Cash Dividends

VFG paid a cash dividend of $0.08 per share on February 8, 2007. The Company declared a cash dividend of $0.08 per share to be paid on May 11, 2007.

6. Purchase of Washington Asset Management Tacoma, LLC

On March 8, 2004 Venture Wealth Management, a wholly owned subsidiary of Venture Bank, purchased Washington Asset Management Tacoma, LLC (WAM). The purchase price was approximately $200,000. $126,000 was paid in cash at closing and the balance was scheduled to be paid in VFG common stock in three equal annual installments. The last payment was made in March, 2007.

7. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155") -an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

The Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits, all of which would affect the Company's effective income tax rate if recognized.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for the Company on January 1, 2008. SFAS No. 157 established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between valuations obtained from sources independent of the Company and those from the Company's own unobservable inputs that are not corroborated by observable market data. SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, and the effect of the measurements on earnings for the period.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

8. Fair Value

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair value accounting.

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company will either be refinancing or prepaying all of its junior subordinated debentures issuances by December 31, 2008. Because the Company anticipates fair valuing the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159 the Company recorded a cumulative effect adjustment of $428,000 net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222,000 of the $428,000 change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for the remaining $206,000. In the first quarter 2007 the Company recognized other operating income totaling $91,000 associated with the change in fair value of the junior subordinated debentures.

Fair Value Measurements (SFAS 157)

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 requires fair value measurement disclosure of all assets and liabilities. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

The valuation techniques used in SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

  Level 1—Quoted prices for identical instruments in active markets
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable
  Level 3—Instruments whose significant value drivers are unobservable

Liabilities measured at fair value on a recurring basis as of March 31, 2007.

	Quote Prices in	Significant Other	Significant	Balance as of
(dollars in thousands)	Active Markets for	Observable	Unobservable	March 31, 2007
	Identical Assets	Inputs	Inputs
	(Level 1)		(Level 3)
(Level 2)

Financial Liabilities

Junior subordinated debentures at fair
value option		22,932		22,932

Effective January 1, 2007, the Company elected early adoption of SFAS No. 159 for a certain eligible financial instrument. Detailed below is the December 31, 2006 carrying values prior to adoption, the transition adjustment booked to opening retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption). For those items that were selected for fair value option accounting and that had an impact on retained earnings.

	December 31, 2006	Cumulative-effect		January 1, 2007
	(Carrying value prior to	Adjustment to		(Carrying value
(dollars in thousands)	adoption)	January 1, 2007		after adoption)
		Retained Earnings
		(gain) loss

Liabilities
FCFG Capital Trust I [1]	$13,403		$137	$13,540
FCFG Capital Trust II1	6,186		131	6,317
WCB Capital Trust [2]	3,093		73	3,166

Pre-tax cumulative effect of adopting fair	$22,682		$341	$23,023
value option accounting

After-tax cumulative effect of adopting fair
value option accounting			$222

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the three months ended March 31, 2007.

	Carrying Value of	Fair Value	Carrying Value of	Other non-	Total changes
	Instrument at	Measurements	Instrument at	interest	in fair value
	January 1, 2007	at March 31,	March 31, 2007	(income)loss	included in
(dollars in thousands)		2007 using	(After Adoption of		current period
		significant other	SFAS No. 159)		earnings
		observable
		inputs (Level 2)

Liabilities

FCFG Capital Trust I [1]	$13,540	$(64)	$13,476	$(64)	$(64)
FCFG Capital Trust II1	6,317	(21)	6,296	(21)	(21)
WCB Capital Trust [2]	3,166	(6)	3,160	(6)	(6)

Total
	$23,023	$(91)	$22,932	$(91)	$(91)

(1) FCFG stands for First Community Financial Group, the name of the holding company prior to the re-branding of the company and the change of the name to Venture Financial Group, Inc.
(2) WCB stands for Washington Commercial Bancorp, the name of the company acquired by Venture Financial Group, Inc.

12

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the Company's and its subsidiaries’ operating results and financial condition for the three month period ended March 31, 2007. When warranted, comparisons are made to the same period in 2006, and to the previous year ended December 31, 2006. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K for the year ended December 31, 2006, which contains additional statistics and explanations.

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

In particular, management has identified several accounting policies that we believe, due to judgments, estimates and assumptions inherent in those policies are important to an understanding of the Company’s financial statement. These policies relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred income taxes. These policies are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of the issuance of SFAS 159 in February 2007, the Company early adopted the new pronouncement. The adoption of SFAS 159 required a concurrent early adoption of SFAS 157.

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

Overview and Highlights

Net income for the first quarter of 2007 showed an increase of 38.03% over the first quarter 2006. Assets and loans were at record balance levels on March 31, 2007.

Obtaining core deposit growth at reasonable rates as compared to other funding sources is a challenge for the entire banking industry and was a challenge for the Company in the first quarter. The first quarter loan and securities growth was on target for the Company’s expectations. Reasonably priced brokered deposits along with borrowings were utilized in the first quarter to help fund loans and securities.

As expected in a flat yield curve environment that has continued over an extended period of time, margins have compressed. Maturing liabilities are now repricing higher than they were a year ago, and at a faster pace than assets. The average rate earned on assets increased to 8.19% in the first quarter of 2007 from 7.58% for the same period in 2006, an increase of 61 basis points. The interest rate paid on deposits and borrowings increased 95 basis points to 4.52% in the first quarter of 2007 from 3.57% in the first quarter of 2006.

The Company continues to manage, monitor and measure the inherent interest rate risk in its balance sheet. Management is actively managing the balance sheet and changing the mix of assets. The balance sheet diversification is intended to add more liquidity, pledging capacity and income, while maximizing the use of Company capital.

Financial Condition

General
The Company’s consolidated assets increased $83,584,000 or 8.5% to $1,061,692,000 in the first three months of 2007 compared to $978,108,000 at December 31, 2006. This increase is represented primarily by an increase in Loans and Loans held for sale of $14,324,000 and a $65,411,000 increase in Securities Available for Sale.

Loans and loans held for sale
Loans and loans held for sale increased $14,324,000 or 2.0% to $730,419,000 in the first three months of 2007 compared to $716,095,000 at December 31, 2006. The balance of the growth has been focused in commercial and real estate construction lending.

The composition of the loan portfolio was as follows:
(dollars in thousands)	March 31, 2007	December 31, 2006

Commercial	$84,665	$75,017
Real Estate
Residential 1-4	40,058	40,371
Commercial	275,489	276,637
Construction	315,368	305,606
Consumer	9,391	13,822
Total Loans	724,971	711,453
Loans Held for Sale	5,448	4,642
Total Loans and Loans Held for Sale	$730,419	$716,095

The total non-performing loans, defined as those loans on non-accrual and accruing loans over 90 days past due, and other non-performing assets increased since December 31, 2006 by $174,000 as shown in the following table of non-performing assets:

(dollars in thousands)	March 31, 2007	December 31, 2006

Non-accrual loans	$831	$691
Accruing loans past due 90 days or more	--	--
Foreclosed real estate	68	34
Other assets	--	--

	$899	$725

The percentage of non-performing loans to total loans increased to 0.11% on March 31, 2007 from 0.10% on December 31, 2006. Non-accrual loans increased $140,000 during the first three months of 2007, loans past due 90 days or more and still accruing was zero at March 31, 2007 and December 31, 2006 and foreclosed real estate increased $34,000 during the same period.

We have not identified any other potential problem loans, not previously classified as non-performing, where information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loans.

Allowance for Credit Losses
The allowance for credit losses reflects management’s current estimate of the amount required to absorb losses on existing loans, and commitments to extend credit. Determination of the appropriate level of the allowance is based on an analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions. All commercial and real estate loans in the portfolio are assigned a grade indicating credit quality by the originating loan officer at the time of loan origination. These grades are reviewed at regular intervals and, if performance concerns arise on an individual loan, the grade is lowered to the appropriate level. Management reviews the composite changes in loan grades within the portfolio in its assessment of the adequacy of the allowance. If a loan becomes impaired, the Company’s loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a portion of the allowance for credit losses is allocated to that loan. After reviewing the composition of the loan portfolio at March 31, 2007, the levels of classified loans, losses experienced during the period, and the changes in the economy, management has determined the allowance for credit losses to be adequate to cover the loss exposure in the loan portfolio at that date. An analysis of the adequacy of the allowance is subject to quarterly review by the Board of Directors. State and federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available at the time of their examination.

The allowance for credit losses increased $330,000 for the first three months of 2007, with the ratio of the allowance for credit losses to loans ending at 1.28% on March 31, 2007 compared to 1.25% on December 31, 2006. During the first three months, the allowance increase can be attributed to an additional $375,000 added to the reserve for potential losses less net charge-offs for the first three months of 2007 totaling $45,000. The allowance for credit losses to nonperforming loans was 1,112.76% on March 31, 2007, compared to 1,290.45% on December 31, 2006. Management believes the allowance is at an appropriate level.

Investment Portfolio
Investment securities increased by $65,411,000, or 40.3% to $227,858,000 in the first three months of 2007 compared to $162,447,000 at December 31, 2006. The increase in securities available for sale is due to the purchase of $94,040,000 in securities offset by maturities, principal pay downs, and security sales totaling $28,654,000. The investment portfolio mix at March 31, 2007 was a result of adjusting the portfolio throughout the first quarter to include additional mortgage backed securities and other higher yielding shorter duration securities. Management believes this adjustment has positioned the portfolio to perform well in a flat to declining rate environment. The risk weighting of securities are considered in purchase decisions to maximize the utilization of capital.

Premises and Equipment
Premises and equipment, net of accumulated depreciation increased by $2,218,000 or 7.7% to $30,934,000 in the first three months of 2007 compared to $28,716,000 at December 31, 2006. This increase is mainly attributable to $2,563,000 used for the construction of the new administrative offices in DuPont, Washington and the completion of the Hawks Prairie Financial Center. This is offset by the quarterly additions to accumulated depreciation.

Deposits and Borrowings
Total deposits increased $16,193,000 or 2.1% to $787,443,000 in the three months ended March 31, 2007 compared to $771,250,000 at December 31, 2006. There was an increase of $20,000,000 in brokered deposits during the quarter, which if not acquired would have left deposits slightly down for the first quarter. Management uses brokered deposits for various reasons at their discretion. Some of these reasons include but are not limited to, easy access to large blocks of deposits, less overhead costs, and lower interest rates than other funding sources. Short term borrowings increased $66,073,000 or 197.1% to $99,602,000 in the three months ended March 31, 2007 compared to $33,529,000 at December 31, 2006.

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. Internal sources include overnight investments in interest bearing deposits in banks, federal funds sold and all or a portion of available for sale investment securities. At March 31, 2007, cash, deposits in banks, federal funds sold and all securities available for sale totaled $254,117,000. External sources refer to the ability to access new deposits, new borrowings and capital. They include increasing savings and demand deposits, certificates of deposit, federal funds purchased, re-purchase agreements, short and long term debt, and the issuance of capital and debt securities. At March 31, 2007 short and long term borrowing lines of credit totaled $227,514,000. These credit facilities are being used regularly as a source of funds. At March 31, 2007, $117,800,000 was borrowed against these lines of credit in the form of short and long term debt.

Net cash flows from operations and financing activities contributed to liquidity while net cash flows from investing activities used liquidity. As indicated on the Company’s Condensed Consolidated Statements of Cash Flows, net cash from operating activities for the three months ended March 31, 2007 contributed $1,015,000 to liquidity while the operating activities for the three months ended March 31, 2006 contributed $3,569,000. The majority of the cash provided from operating activities for the first three months of 2007 was contributed from net income in the amount of $3,194,000. Cash flow from investing activity used cash of $75,176,000 for the three months ended March 31, 2007 compared to $75,768,000 for the same period in 2006. Cash was used to fund investment activities during the first three months of 2007 and included an increase in net loans of $13,579,000, the purchase of securities available for sale of $94,040,000, and addition of premises and equipment of $2,623,000. The addition to premises and equipment is comprised primarily of the construction of the Company’s administrative offices in DuPont and the completion of the

Hawks Prairie financial center. Certain investment activities also provided cash during the first three months including a decrease in federal funds sold of $5,590,000 and $28,932,000 from cash pay downs on mortgage back securities, matured securities, securities sold and securities called. Cash flow from financing activities provided cash of $82,006,000 as of March 31, 2007 compared to $69,366,000 during the same period in 2006. The majority of cash provided came from the increase in net deposits of $16,193,000 and an increase in short-term borrowings of $66,073,000. These monies were partially used to fund the payment of cash dividends of $574,000.

The stock repurchase program authorizes the Company to make scheduled purchases over time in either privately negotiated transactions or through the open market. On November 15, 2005 the Company’s Board of Directors authorized the repurchase of up to 200,000 shares or approximately 3% of the then issued and outstanding shares. This plan commenced on January 1, 2006 and has an expiration date of May 15, 2007. Under this plan the Company has repurchased 118,284 shares at a cost of $2,368,000, at an average price of $20.02.

Management believes that the Company's liquidity position at March 31, 2007 was adequate to fund ongoing operations.

Capital

Consolidated capital of the Company increased $2,218,000 or 2.6% to $87,450,000 in the first three months of 2007 compared to $85,232,000 at December 31, 2006. The net income increase for the first three months and its corresponding increase to retained earnings increased capital by $3,194,000. Other capital increases include proceeds from stock options exercised in the quarter totaling $67,000; stock issued in regard to the contractual purchase arrangement of Washington Asset Management totaling $35,000; excess tax benefit for share-based payment arrangement of $2,000; compensation expense for unallocated ESOP shares committed to be released of $1,000 and a $65,000 increase for the recognition of expense corresponding to incentive stock options and restricted stock. Capital decreases were the result of quarterly cash dividends paid to shareholders totaling $574,000, the change in fair value of securities available for sale, net of tax of $144,000 and $428,000 for the fair value adjustment of junior subordinated debentures due to the early adoption of FASB 159.

There are regulatory constraints placed upon capital adequacy, and it is necessary to maintain an appropriate ratio between capital and assets. Regulations require banks and holding companies to maintain a minimum "leverage" ratio (primary capital ratio) of capital to total assets. For holding companies with the highest regulatory ratings, this ratio must be at least 3%, and for others it must be 4 to 5%. At March 31, 2007 the Company's leverage ratio was 8.62%, compared to 9.44% at year-end 2006. In addition, banks and holding companies are required to meet minimum risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity, less goodwill, while total capital includes the allowance for possible credit losses, subject to 1.25% limitation of risk-adjusted assets. The rules require Tier I capital of 4% of risk-adjusted assets and total capital of 8%. At March 31, 2007 the Company’s Tier I capital ratio was 9.69%, and total capital was 10.76% . At December 31, 2006 the Company’s Tier I capital ratio was 10.27% and the total capital ratio was 11.39% .

On March 5, 2005 the Federal Reserve Banking System adopted a regulation that mandates the maximum amount of Trust Preferred Securities that may be included in the Company’s Tier 1 Capital calculation. This regulation has a phase-in period with final compliance required by March 31, 2009. The Company’s capital ratios are calculated in accordance with this regulation and the entire issued amount of Trust Preferred Securities, or junior subordinated debentures, qualified as Tier 1 Capital for regulatory capital purposes. We retain the ability to issue additional Trust Preferred Securities and have such securities qualify as Tier 1 Capital under the new rules.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 increased $880,000 or 38.03% to $3,194,000 compared to $2,314,000 for the same period in 2006. The increase in net income primarily can be attributed to an increase in interest income on loans, interest income on investments and non-interest income. These increases are offset by an increase in interest expense and non-interest expense.

Interest income for the three months ended March 31, 2007 increased $5,493,000 or 42.43% to $18,438,000 compared to $12,945,000 for the same period in 2006. Increased volume of earning assets provided an additional $3,757,000 of interest income for the first quarter 2007, while $1,736,000 in interest income was due to the increased earnings rate of these assets. Average earning assets for the first quarter of 2007 increased by $220,929,000 or were 31.91% higher than in the same period of 2006. The average rate earned on assets increased to 8.19% in the first quarter of 2007 from 7.58% for the same period in 2006, an increase of 61 basis points.

Total interest expense for the three months ended March 31, 2007 increased $3,801,000, or 74.11% to $8,930,000 compared to $5,129,000 for the same period in 2006. The increase in the interest rate paid on deposits and borrowings, which increased 95 basis points, to 4.52% in the first quarter of 2007 from 3.57% in the first quarter of 2006, resulted in an increase in interest expense of $2,634,000. In addition, interest expense for the three months ended March 31, 2007 increased by $1,167,000 due to a $218,970,000 increase in the volume of these liabilities, which rose from an average of $582,886,000 in 2006 to $801,856,000 in 2006.

Net interest income for the three months ended March 31, 2007 increased $1,692,000 or 21.65% to $9,508,000 compared to $7,816,000 for the same period in 2006.

The yield and cost of funds for earning assets and interest bearing liabilities were as follows as of and for the three months ended March 31, 2007 and 2006:

		2007			2006
		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates	Balance	(Expense)	Rates

Earning Assets:
Loans (Interest and fees)[1]	$726,207	$15,925	8.89%	$615,923	$12,144	8.00%
Federal funds sold	2,404	22	3.71%	3,851	31	3.26%
Investment securities[2]	184,584	2,491	5.47%	72,492	770	4.31%
Total earning assets
and interest income	$913,195	$18,438	8.19%	$692,266	$12,945	7.58%
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$315,661	$(2,859)	3.67%	$183,115	$(729)	1.61%
Time deposits	339,549	(4,128)	4.93%	236,808	(2,429)	4.16%
Total interest bearing deposits	$655,210	$(6,987)	4.32%	$419,923	$(3,158)	3.05%
Other borrowings	146,646	(1,943)	5.37%	162,963	(1,971)	4.91%
Total interest bearing liabilities
and interest expense	$801,856	$(8,930)	4.52%	$582,886	$(5,129)	3.57%
Net interest income		$9,508			$7,816
Net interest margin as a percent
of average earning assets			4.22%			4.58%

An analysis of the change in net interest income is as follows for the three months ended March 31 2007 from 2006:

	2007 compared to 2006
	Increase (decrease) due to

(dollars in thousands)

	Volume	Rate	Net

Interest earned on:
Loans[3]	$2,324	$1,457	$3,781
Federal Funds sold and deposits in banks	(32)	23	(9)
Investment securities	1,465	256	1,721
Total interest income	3,757	1,736	5,493
Interest paid on:
Savings, NOW, MMDA	771	1,359	2,130
Time Deposits	1,191	508	1,699
Other borrowings	(795)	767	(28)
Total Interest expense	1,167	2,634	3,801
Net Interest income	$2,590	$(898)	$1,692

_____________________________
(1)	Average loan balance includes non-accrual loans. Interest income on non-accrual loans has been included.
(2)	The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt loans and investments.
(3)	Balances of non-accrual loans, if any, and related income recognized have been included for computational purposes.

The change in net interest income, due to both rate and volume, has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Total non-interest income for the three months ended March 31, 2007 increased $601,000 or 30.55% to $2,568,000 compared to $1,967,000 for the same period in 2006. The major components of non-interest income include service charge income, salable mortgage loan fee income, and other income. Service charge income of $946,000 for the first quarter of 2007 compares to $940,000 for the first quarter 2006. In spite of continued rising interest rates in the marketplace, residential mortgage volume remained strong providing fee income of $402,000 for the first quarter of 2007 as compared to $442,000 for the first quarter of 2006. Other non-interest income for the first quarter of 2007 was $1,220,000 compared to $585,000 for the first quarter of 2006. This $635,000 increase is partly due to a net realized gain on sale of securities available for sale of $278,000, an increase in the cash surrender value of life insurance of $211,000 and income of $91,000 associated with the first quarter change in fair value of junior subordinated debentures.

Total non-interest expense for the three months ended March 31, 2007 increased by $981,000 or 16.10% to $7,074,000 compared to $6,093,000 for the same period in 2006. Salaries and benefits increased $675,000 in the first quarter 2007 compared to the first quarter 2006. This was largely due to adding employees to accommodate the growth of the Company.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a risk that could have a material effect on the Company’s financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Interest Rate Gap Analysis is limited in its usefulness as it does not reflect the changes in the values of the assets held and what they could be sold for at a gain or loss at various repricing terms depending on the changes to market rates. At March 31, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a structured shift in the Company’s interest rate risk by balance sheet management since December 31, 2006. The Company continues to remain neutral to slightly liability sensitive. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, known as an “interest sensitivity gap”, at a point in time that are subject to repricing at various time horizons. The table below sets forth the interest sensitivity gaps for assets and liabilities repricing within one year, between one to five years and after five years.

Interest Rate Gap Analysis
March 31, 2007
Repricing Intervals

(dollars in thousands)		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

Loans	$486,817	$192,352	$51,250	$730,419
Securities:
Available for sale	20,209	18,109	167,421	205,739
Federal funds sold	1,200	--	--	1,200
Interest bearing deposits in banks	538	--	--	538
Total Earning Assets	$508,764	$210,461	$218,671	$937,896
Deposits:
Savings, NOW, MMDA	$319,802	$--	$--	$319,802
Time deposits	318,489	39,989	--	358,478
Repurchase agreements	19,751	14,000	--	33,751
Short term debt	99,602	--	--	99,602
Long term debt	--	20,000	22,932	42,932

Total Interest Bearing Liabilities	$757,644	$73,989	$22,932	$854,565

Net Interest Rate Sensitivity Gap	$(248,880)	$(112,408)	$83,331	$83,331

Item 4 Controls and Procedures Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Chief Financial Officer have concluded that VFG’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG’ s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the first quarter ended March 31, 2007, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Venture Financial Group, Inc. PART II - OTHER INFORMATION Item 1 Legal Proceedings

Due to the nature of banking, we are involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 1A Risk Factors

There are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

				Total number of shares
				purchased as part of
				publicly announced	Maximum number of
		Total number of shares	Average price paid per	plans or programs	shares that may yet be
Period		purchased	share		purchased

Month #1
January 1,	2007 through
January 31, 2007		- -	- -	- -	81,716

Month #2
February 1, 2007 through
February 28, 2007		- -	- -	- -	81,716

Month #3
March 1, 2007 through March
31, 2007		- -	- -	- -	81,716

Total		- -	- -	- -	81,716

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
September 16, 2004	September 22, 2004	200,000	December 31, 2005
November 15, 2005	February 27, 2006	200,000	May 15, 2007

Total		812,500

Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 6 Exhibits

The following is a list of exhibits to this Form 10-Q and constitutes the EXHIBIT INDEX:

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No.

0000896595-05-000206, filed May 16, 2005.

3.2	Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant Annual Report on Form 10-K for the Fiscal year ending December 31, 2001; SEC Accession No. 0001104659-02-001200, filed April 1, 2002.

31.1	Certifications of the Chief Executive Officer.

31.2	Certifications of the Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC. (Registrant)
Date: May 14, 2007	By: /s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

By: /s/ Sandra L. Sager
Sandra L. Sager, CPA
EVP, Chief Financial Officer