Form 10-Q
period 2007-06-30
VENTURE FINANCIAL GROUP INC
filed 2007-08-14
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
      ___Yes _X_ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class Common Stock	Outstanding at August 10, 2007 7,212,826

1

	Venture Financial Group, Inc.
	Table of Contents

PART I - FINANCIAL INFORMATION		Page
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Income and
	Comprehensive Income (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity and
	Comprehensive Income (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4	Controls and Procedures	33
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 4	Submission of Matters to a Vote of Security Holders	34
Item 6	Exhibits	35
SIGNATURES		36

Item 1. Financial Statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

ASSETS

	June 30,	December 31,
	2007	2006

Cash and due from banks	$18,373	$16,676
Interest bearing deposits in other banks	962	1,078
Federal funds sold	-	6,790
Securities available-for-sale	226,560	162,447
Securities held-to-maturity (fair value $9,859 at June 30, 2007)	10,000	-
Investment in trusts	682	682
FHLB Stock and TIB Stock	4,590	4,590
Loans held-for-sale	4,802	4,642

Loans	742,241	711,453
Allowance for credit losses	(9,067)	(8,917)
Net loans	733,174	702,536

Premises and equipment, net of accumulated depreciation	31,176	28,716
Foreclosed real estate	68	34
Accrued interest receivable	4,394	4,394
Cash surrender value of bank owned life insurance	18,054	17,540
Goodwill	24,916	24,910
Other intangible assets	821	964
Other assets	5,460	2,109

Total assets	$1,084,032	$978,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$102,815	$100,788
NOW, Savings and MMDA	356,331	327,381
Time certificates of deposit	379,359	343,081
Total deposits	838,505	771,250

Securities sold under agreement to repurchase	33,881	33,541
Short-term debt	94,339	33,529
Accrued interest payable	1,779	1,783
Long-term debt	-	20,000
Junior subordinated debentures	-	22,682
Junior subordinated debentures at fair value	22,829	-
Other liabilities	7,934	10,091
Total liabilities	999,267	892,876

SHAREHOLDERS' EQUITY
Common stock (no par value); 30,000,000 shares authorized, shares issued and outstanding: June 2007 -7,197,226;
December 2006 – 7,186,349	5,974	5,965
Additional paid-in capital	29,744	29,594
Retained earnings	54,629	49,841
Advance to KSOP	(634)	(634)
Accumulated other comprehensive income (loss)	(4,948)	466
Total shareholders' equity	84,765	85,232

Total liabilities and shareholders' equity	$1,084,032	$978,108
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2007	2006	2007	2006
INTEREST INCOME
Loans	$16,442	$13,662	$32,367	$25,806
Federal funds sold and deposits in banks	32	120	54	151
Investment securities	3,226	1,722	5,717	2,492

Total interest income	19,700	15,504	38,138	28,449

INTEREST EXPENSE
Deposits	7,960	4,978	14,947	8,136
Federal funds purchased	2	128	2	162
Short-term repurchase agreements and debt	1,447	977	1,838	2,047
Long-term repurchase agreements and debt	498	952	2,050	1,819

Total interest expense	9,907	7,035	18,837	12,164

Net interest income	9,793	8,469	19,301	16,285

PROVISION FOR CREDIT LOSSES	375	150	750	300
Net interest income after provision for credit losses	9,418	8,319	18,551	15,985

NON-INTEREST INCOME
Service charges on deposit accounts	1,009	1,039	1,955	1,979
Origination fees and gain on sales of loans	463	440	865	882
Other non-interest income	790	804	2,010	1,389

Total non-interest income	2,262	2,283	4,830	4,250

NON-INTEREST EXPENSES
Salaries and employee benefits	3,720	3,441	7,794	6,840
Occupancy and equipment	1,284	1,039	2,292	2,092
Amortization of intangible assets	71	71	143	143
Other non-interest expense	2,158	2,008	4,078	3,577

Total non-interest expenses	7,233	6,559	14,307	12,652

Income before provision for income taxes	4,447	4,043	9,074	7,583

PROVISION FOR INCOME TAXES	1,277	1,414	2,710	2,640

NET INCOME	$3,170	$2,629	$6,364	$4,943
OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities arising
during the period, net of tax	(5,180)	(2,000)	(5,504)	(2,211)
Less reclassification adjustment for gains (losses),
net of tax	(90)	18	90	18
Minimum pension liability adjustment, net of tax	-	(124)	-	(237)
COMPREHENSIVE INCOME (LOSS)	$(2,100)	$523	$950	$2,513

EARNINGS PER SHARE
Basic	$0.44	$0.37	$0.89	$0.69
Diluted	0.44	0.36	$0.88	$0.67
Weighted average shares outstanding, basic	7,150,658	7,196,060	7,150,777	7,203,233
Weighted average of diluted shares outstanding for the	7,271,374	7,306,542	7,271,854	7,324,506
period
See notes to condensed consolidated financial statements

                VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
For the Six Months Ended June 30, 2007 and 2006 (Dollars in thousands)
								Accumulated
			Additional			Restricted	Advance	Other
	Number of	Common	Paid-in	Retained		Stock	To	Comprehensive
	Shares	Stock	Capital	Earnings		Awards	KSOP	Income (Loss)	Total

Balance, December 31, 2005	7,218,152	$5,991	$30,914	$40,879		$(104)	$(493)	$(1,033)	$76,154
Comprehensive Income
Net Income	- -	- -	- -	4,943		- -	- -	- -	4,943
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -		- -	- -	(2,193)	(2,193)
(benefit) of ($1,180)
Minimum pension liability adjustment, net of tax (benefit) of ($61)	- -	- -	- -	- -		- -	- -	(237)	(237)
Comprehensive Income									2,513
Stock options exercised	64,040	53	525	- -		- -	- -	- -	578
Stock issued for purchase of WAM	1,612	2	29	- -		- -	- -	- -	31
Common Stock repurchased	(90,507)	(76)	(1,732)	- -		- -	- -	- -	(1,808)
Restricted stock award	750	1	14	(15)		- -	- -	- -	- -
Compensation for stock options	- -	- -	108	- -		- -	- -	- -	108
Cash dividends ($0.14 per share)	- -	- -	- -	(1,016)		- -	- -	- -	(1,016)
Excess tax benefit from share-based payment arrangements	- -	- -	202	- -		- -	- -	- -	202
Reclassify restricted stock awards	- -	- -	- -	(104)		104	- -	- -	- -
Compensation for restricted stock awards	- -	- -	- -	14		- -	- -	- -	14
Balance, June 30, 2006	7,194,047	$5,971	$30,060	$44,701		- -	$(493)	$(3,463)	$76,776
Balance, December 31, 2006	7,186,349	$5,965	$29,594	$49,841	$	- -	$(634)	$466	$85,232
Comprehensive income
Net income	- -	- -	- -	6,364		- -	- -	- -	6,364
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax benefit	- -	- -	- -	- -		- -	- -	(5,414)	(5,414)
of ($2,916)
Comprehensive Income									950
Stock options exercised	27,210	24	297	- -		- -	- -	- -	321
Stock issued for purchase of WAM	1,612	1	34	- -		- -	- -	- -	35
Common Stock repurchased	(17,945)	(16)	(375)	- -		- -	- -	- -	(391)
Compensation expense for stock options	- -	- -	151	- -		- -	- -	- -	151
Cash dividends ($0.16 per share)	- -	- -	- -	(1,148)		- -	- -	- -	(1,148)
Fair value adjustment of Junior subordinated debentures, net of tax	- -	- -	- -	(428)		- -	- -	- -	(428)
Excess tax benefit from share-based payment arrangements	- -	- -	22	- -		- -	- -	- -	22
Compensation expense for unallocated ESOP shares committed to	- -	- -	4	- -		- -	- -	- -	4
be released
Compensation expense for restricted stock awards	- -	- -	17	- -		- -	- -	- -	17
Balance, June 30, 2007	7,197,226	$5,974	$29,744	$54,629	$	- -	$(634)	$(4,948)	$84,765
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2007 and 2006 (Dollars in thousands)

	2007		2006
Cash Flows from Operating Activities
Net Income	$6,364		$4,943
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	750		300
Depreciation and amortization	905		834
Origination fees and gains on sales of loans	(865)		(882)
Increase in cash surrender value of life insurance	(514)		(319)
Compensation expense for stock options	151		108
Compensation expense for unallocated ESOP shares committed to be released	4		- -
Restricted stock award compensation	17		14
Increase in minimum employee pension	- -		(237)
Excess tax benefit from share-based payment arrangements	(22)		(202)
Other	(3,316)		(480)
Originations of loans held for sale	(47,184)		(40,273)
Proceeds from sales of loans held for sale	47,889		41,335
Net cash provided by operating activities	4,179		5,141

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	116		1,050
Net (increase) decrease in federal funds sold	6,790		(8,125)
Purchases of securities available for sale	(123,859)		(101,387)
Purchases of securities held to maturity	(10,000)		- -
Proceeds from maturities and prepayments of available-for-sale securities	9,402		9,130
Proceeds from sales of securities available for sale	42,532		4,936
Purchase of other equity securities	- -		(100)
Net (increase) in loans	(31,296)		(64,882)
Purchase of bank owned life insurance policies	- -		(191)
Additions to premises and equipment	(3,415)		(4,255)
Proceeds from sale of premises and equipment	4		- -
Net cash used by investing activities	(109,726)		(163,824)

Cash Flows from Financing Activities
Net increase in deposits	67,255		197,675
Net increase in repurchase agreements	340		8,088
Net increase (decrease) in short-term debt	60,810		(41,976)
Issuance of common stock for WAM Acquisition	35		31
Exercise of share options	321		578
Repurchase of common stock	(391)		(1,808)
Net (decrease) long term debt	(20,000)		- -
Excess tax benefits from share-based payment arrangements	22		202
Payment of cash dividends	(1,148)		(1,016)
Net cash provided by financing activities	107,244		161,774

Net change in cash and due from banks	1,697		3,091

Cash and Due from Banks:
Beginning of period	16,676		16,791
End of period	$18,373		$19,882

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$18,841		$11,941
Taxes	$4,057		$2,722

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net of tax	$(5,414)		$(2,193)
Junior subordinated debentures fair value option	$341	$	- -
Cumulative effect of early adoption of SFAS 159	$(428)	$	- -

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including notes thereto, included in Venture Financial Group, Inc.’s (the Company, VFG) 2006 Annual Report to Shareholders. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results anticipated for the year ending December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, income taxes, fair value and benefit plans. .

Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or retained earnings as previously reported.

2. Share-Based Compensation

On June 30, 2007 the Company had one active share-based compensation plan which is described below. The compensation cost that has been charged to income year-to-date in 2007 for both stock options and restricted stock grants is $168,671. The total income tax benefits recognized in the income statement for share-based compensation cost in 2007 is $59,114. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There are two outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. The other award for 750 shares cliff vests over a 2 year period with all shares vesting at the end of 2 years. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. At June 30, 2007, 187,550 option shares and 5,750 restricted stock award shares have been granted under the Plan since Plan inception. At June 30, 2007, 5,900 shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. As of June 30, 2007, 112,600 shares remain available for grant under the 2004 Plan. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

As permitted by Statement No. 123, prior to January 1, 2006, the Company accounted for share-based awards to employees and directors using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees.Accordingly, no compensation expense was recognized in the consolidated financial statements for employee and director stock arrangements where the grant price was equal to market price on the date of grant. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 were provided in accordance with SFAS No. 123, Accounting for Share-Based Compensation.

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

Beginning January 1, 2006 the Company began accounting for share-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is a combination of a projection based on historical experience and management’s future expectations. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. There was only one grant date in each of the periods presented below.

	4-18-2007	4-19-2006	4-16-2005
Expected volatility	23.06%	23.90%	24.32%
Expected dividends	1.37%	1.40%	2.33%
Expected term (in years)	7.3 years	6.5 years	7 years
Risk-free rate	4.62%	4.92%	4.38%

The weighted average fair value of options granted during 2007, 2006, and 2005 was $6.62, $6.03 and $5.02, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted by the Company during 2006, 2005, and 2004 are 20% vested on each of the five subsequent anniversaries of the grant date. Options granted by Washington Commercial Bancorp were all vested effective as of the date of the merger, September 2, 2005 and therefore were not expensed o the merger but have been and will be added to goodwill at the date of exercise. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Actual forfeited shares and the related compensation expense of those shares is taken out at the time of forfeiture. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of June 30, 2007, and changes during the quarter then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000’s)

Outstanding at January 1, 2007	69,503	294,935	364,438	$12.65	5.80 years	$3,308
Exercisable at January 1, 2007	46,073	175,205	221,278	$9.75	4.36 years	$2,650
Granted 1st quarter 2007	-	-	-	-
Exercised 1st quarter 2007	(3,000)	(4,310)	(7,310)	$9.11
Forfeited or expired 1st quarter 2007	-	-	-	-
Outstanding at March 31, 2007	66,503	290,625	357,128	$12.72	5.59 years	$3,109
Exercisable at March 31, 2007	43,073	170,895	213,968	$9.78	4.11 years	$2,493
Granted 2nd quarter 2007	14,000	73,800	87,800	$21.87
Exercised 2nd quarter 2007	(6,370)	(13,530)	(19,900)	$12.85
Forfeited or expired 2nd quarter 2007	-	-	-	-
Outstanding at June 30, 2007	74,133	350,895	425,028	$14.61	6.22 years	$3,401
Exercisable at June 30, 2007	46,573	188,015	234,588	$10.42	4.20 years	$2,859

The total intrinsic value at June 30, 2007 of options exercised during 2007 was $269,605. The intrinsic value represents the fair market value of the shares at exercise of $591,881 (where fair market value is the prior month weighted average price) less the cost to the recipient to exercise which was $322,276. The tax benefits created by these exercises are allocated to additional paid in capital and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

The following summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	43,504	4.61	$6.77	43,504	$6.77
$7.01 to $10.00	120,098	2.23	$8.59	120,098	$8.59
$10.01 to $15.00	44,646	6.68	$13.47	30,246	$13.37
$15.01 to $19.00	40,950	6.80	$15.33	19,650	$15.33
$19.01 to $23.00	175,830	9.10	$20.78	21,090	$19.57

	425,028	6.22	$14.61	234,588	$10.42

A summary of the status of the Company’s non-vested shares as of June 30, 2007 and changes during the quarter ended June 30, 2007, is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Non-vested Shares	Shares	Shares	Shares	Fair Value

Non-vested at January 1, 2007	23,430	119,730	143,160	$4.74
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-

Non-vested at March 31, 2007	23,430	119,730	143,160	$4.74
Granted	14,000	73,800	87,800	$6.62
Vested	(9,870)	(30,650)	(40,520)	$4.24
Forfeited	-	-	-	-

Non-vested at June 30, 2007	27,560	162,880	190,440	$5.71

As of June 30, 2007 there was $765,535 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the quarter ended June 30, 2007 was $171,805.

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period. Accordingly, compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements in each quarter of 2007. Compensation expense is measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

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

Net periodic expense for the SERP for the three months and six months ending June 30, 2007, is as follows:

	For the three months	For the six months
	ended June 30, 2007	ended June 30, 2007
Service cost	$120,749	$241,498
Interest cost	71,150	142,300
Expected return on plan assets	-	-
Amortization of Net Obligation at Transition	-	-
Amortization of Prior Service Cost	-	-
Recognized Net Actuarial (Gain)/Loss	-	-
Net Periodic Benefit Cost	$191,899	$383,798

4 .  Basic and Diluted Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS computation	$3,170	$2,629	$6,364	$4,943
Numerator - Net Income (in thousands)
Denominator - Weighted Average	7,150,658	7,196,060	7,150,777	7,203,233
common shares outstanding
Basic EPS	$.44	$.37	$.89	$.69

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Diluted EPS computation	$3,170	$2,629	$6,364	$4,943
Numerator - Net Income (in thousands)
Denominator - Weighted average	7,150,658	7,196,060	7,150,777	7,203,233
common shares outstanding
Effect of dilutive stock options	120,716	110,482	121,077	121,273
Weighted average common shares	7,271,374	7,306,542	7,271,854	7,324,506
and common stock equivalents
Diluted EPS	$.44	$.36	$.88	$.67

5. Cash Dividends

VFG paid a cash dividend of $0.08 per share on May 11, 2007. The Company declared a cash dividend of $0.085 per share to be paid on August 10, 2007.

6. Purchase of Washington Asset Management Tacoma, LLC

On March 8, 2004 Venture Wealth Management, a wholly owned subsidiary of Venture Bank, purchased Washington Asset Management Tacoma, LLC (WAM). The purchase price was approximately $200,000. $126,000 was paid in cash at closing and the balance was scheduled to be paid in VFG common stock in three equal annual installments. The final payment was made in March 2007.

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits, all of which would affect the Company's effective income tax rate if recognized.

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

8. Fair Value

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. Without early adoption, the Company would be required to adopt SFAS 157 effective January 1, 2008. Both standards address aspects of the expanding application of fair value accounting.

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company will either be refinancing or prepaying all of its junior subordinated debentures issuances by December 31, 2008. Because the Company anticipates fair valuing the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159 the Company recorded a cumulative effect adjustment of $428,000 net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222,000 of the $428,000 change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for remaining $206,000. In the first six months of 2007 the Company recognized other operating income totaling $194,000 associated with the change in fair value of the junior subordinated debentures.

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

  Level 1—Quoted prices for identical instruments in active markets Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable Level 3—Instruments whose significant value drivers are unobservable
Liabilities measured at fair value on a recurring basis as of June 30, 2007.

	Quote Prices in	Significant Other
	Active Markets fo	Observable	Significant	Balance as of
	Identical Assets	Inputs	Unobservable	June 30, 2007
(dollars in thousands)	(Level 1)	(Level 2)	Inputs
(Level 3)

Financial Liabilities

Junior subordinated debentures at fair
value	22,829			22,829

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

	December 31, 2006	Cumulative-effect		January 1, 2007
	(Carrying value prior to	Adjustment to		(Carrying value
(dollars in thousands)	adoption)	January 1, 2007		after adoption)
		Retained Earnings
		(gain) loss

Liabilities
FCFG Capital Trust I [1]	$13,403		$137	$13,540
FCFG Capital Trust II1	6,186		131	6,317
WCB Capital Trust [2]	3,093		73	3,166

Pre-tax cumulative effect of adopting fair
value accounting	$22,682		$341	$23,023
After-tax cumulative effect of adopting fair
value accounting			$222

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the six months ended June 30, 2007.

(dollars in thousands)	Carrying Value of	Fair Value	Carrying Value	Other non-	Total changes in
	Instrument at	Measurements at	of Instrument at	interest	fair value
	January 1, 2007	June 30, 2007	June 30, 2007	(income)	included in
		using significant	(After Adoption	expense	current period
		other observable	of SFAS No. 159		earnings
		inputs (Level 2)

Liabilities

FCFG Capital Trust I [1]	$13,540	$(132)	$13,408	$(132)	$(132)
FCFG Capital Trust II1	6,317	(46)	6,271	(46)	(46)
WCB Capital Trust [2]	3,166	(16)	3,150	(16)	(16)

Total	$23,023	$(194)	$22,829	$(194)	$(194)

(1) FCFG stands for First Community Financial Group, the name of the holding company prior to the re-branding of the Company and the change of the name to Venture Financial Group, Inc.

(2) WCB stands for Washington Commercial Bancorp, the parent company of Redmond National Bank, acquired by Venture Financial Group, Inc.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2006.

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

Risks and uncertainties with respect to the Company include, among others, those set forth in Item 1A of our Annual Report on Form 10-K filed with the SEC and updated as appropriate and those related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; litigation or other losses; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions; acquisitions and the integration of acquired businesses; credit risk management and asset/liability management; the financial and securities markets; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity. Our actual results may differ materially from those anticipated in forward-looking statements as a result of such risk factors.

Summary of Critical Accounting Estimates and Accounting Policies

Our accounting policies are integral to understanding our financial results. Our most critical accounting estimates and policies require management to make subjective, complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Management has identified several accounting estimates and policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These estimates and policies relate to items such as the methodology for the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, the impairment of investments, share-based compensation, employer’s accounting for defined benefit pension and other post-retirement plans, and fair value measurements. Our significant accounting policies are set forth in Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2006.

Allowance for Credit Losses. The allowance for credit losses, or the Allowance, is established through a provision for loan losses charged against earnings. The Allowance is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of the Allowance is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations, and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on our consolidated financial statements, results of operation, or liquidity.

For additional information regarding the Allowance, its relation to the provision for loan losses, and the risk related to asset quality, see Note 5 to our audited Consolidated Financial Statements for the year ended December 31, 2006, and “Management’s Discussion and Analysis of Financial Condition – Allowance for Credit Losses.”

Foreclosed Assets. Assets acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value at the time of transfer or within a reasonable period thereafter is charged to the Allowance. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the recorded amounts to fair value, less estimated costs to dispose, are recorded as necessary. Any subsequent reductions in carrying values, and revenue and expense from the operation of properties, are charged to operations.

For additional information regarding foreclosed assets, see Note 7 to our audited Consolidated Financial Statements for the year ended December 31, 2006.

Income Taxes. Deferred tax assets and liabilities result from differences between financial statement recorded amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled under the liability method.

The accounting for uncertainty in income taxes requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach. This approach was effective beginning January 1, 2007.

For additional information regarding income taxes, see Note 11 to our audited Consolidated Financial Statements for the year ended December 31, 2006 and Note 1--“Recent Accounting Pronouncements”.

Securities Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this requires “a critical accounting estimate” in that the fair market value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a third-party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

For additional information regarding the available-for-sale securities, see Note 4 to our audited Consolidated Financial Statements for the year ended December 31, 2006, and “Management’s Discussion and Analysis of Financial Condition – Investments.”

Share-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method. Accordingly, no compensation expense was recognized in the consolidated financial statements when the grant price was equal to the market price on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R) and began expensing share-based awards under the fair value method. SFAS No. 123R requires that management make assumptions about employee turnover that are utilized to measure compensation expense recorded in the financial statements. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions such as expected volatility, expected dividends, expected terms, and risk-free rate. For additional information regarding Stock Based Compensation, see Note 15 to our audited Consolidated Financial Statements for the year ended December 31, 2006.

Benefit Plans. We have a nonqualified retirement plan covering a select group of employees, which is called the supplemental executive retirement plan (SERP). The SERP is available to key employees designated by our Board of Directors. In accounting for the plan, we must determine the obligation associated with the plan benefits. In estimating the annual SERP expense we must make assumptions and estimates based upon our judgment and also on information we receive from an independent third party actuary. The actuarial assumptions and estimates are reviewed at least annually for any adjustments that may be required.

For additional information regarding Benefit Plans, see Note 14 to our audited Consolidated Financial Statements for the year ended December 31, 2006.

Fair Value. In February 2007, the FASB issued SFAS No. 159. We early adopted SFAS No. 157 and No. 159 effective January 1, 2007 with respect to our junior subordinated debentures. The fair value standards are required to be adopted January 1, 2008. Both standards address aspects of the expanding application of fair value accounting.

SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.

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

For additional information regarding fair value and the level of pricing transparency associated with financial instruments carried at fair value, see Note 8 to our unaudited Condensed Consolidated Financial Statements for the quarter ended June 30, 2007.

Results of Operations

Our results of operations depend primarily on net interest income, which is the difference between interest income, primarily from loans and investments, and interest expense from interest bearing liabilities, predominately deposits and borrowed funds. Changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively. Other factors that determine the level of net income include fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, origination fees and net gains and losses on the sale of loans and securities and income from bank owned life insurance. Non-interest expense consists primarily of employee compensation and benefits, occupancy and equipment and their related depreciation expense, and other operating expenses.

The following discussion of our results of operations compares the three months ended June 30, 2007 to the three months ended June 30, 2006, and followed by a comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006.

Comparison of three months ended June 30, 2007 and 2006

	For the three months ended June 30,
(dollars in thousands except per share data)

			Increase/
	2007	2006	(Decrease)

Interest income	$19,700	$15,504	$4,196
Interest expense	9,907	7,035	2,872

Net interest income	9,793	8,469	1,324
Provision for credit losses	375	150	225

Net interest income after provision for credit losses	9,418	8,319	1,099
Non-interest income	2,262	2,283	(21)
Non-interest expense	7,233	6,559	674

Income before provision for income taxes	4,447	4,043	404
Provision for income taxes	1,277	1,414	(137)

Net income	$3,170	$2,629	$541

Earnings per share—basic	$0.44	$0.37	$0.07

Earnings per share—diluted	$0.44	$0.36	$0.08

The 20.6% increase in net income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is attributable primarily to an increase in net interest income of $1.3 million, partially offset by an increase in non-interest expense of $674 thousand. The increase in net interest income was the result of an increase in the volume of interest-earning assets, primarily loans and securities at a greater yield than the cost of funding such assets.

Net Interest Income and Net Interest Margin. Net interest income increased for the period by 15.3% or $1.3 million from $8.5 million for the quarter ended June 30, 2006 compared to $9.8 million for the quarter ended June 30, 2007.

The average pre-tax yield on interest-earning assets increased to 8.13% in the second quarter of 2007 from 7.81% for the same period in 2006, an increase of 32 basis points. The increase in the average rate earned on our interest-earning assets resulted in part from the higher average Fed Funds rate and Prime rate for that period giving us the ability to price loans higher. Loan yields including interest and fees increased 50 basis points from 8.43% to 8.93% for the three months ended June 30, 2006 to the three months ended June 30, 2007, respectively. Yields on securities improved from 5.03% at June 30, 2006 to 5.61% at June 30, 2007, an increase of 58 basis points, partially due to purchasing higher yielding assets.

The cost of our average interest-bearing liabilities increased to 4.64% for the second quarter of 2007 from 4.10% in the same period in 2006, an increase of 54 basis points. The majority of our deposits are short-term and re-price within a 12-month period. A significant amount of our deposits re-priced higher than the increase in Fed Funds between the two periods. In addition to broad increases in the average rates paid on deposit balances, the increase was also the result of a change in our mix of deposits to higher-cost time deposits and money market accounts.

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of June 30, 2007, public fund deposits were $166.8 million, or 19.9% of our total deposits of $838.5 million, compared to $95.1 million, or 13.4% of our total deposits of $711.7 million at June 30, 2006. Wholesale CDs were $137.3 million, or 16.4% of our deposits at June 30, 2007, compared to $97.8 million, or 13.7% of our deposits at June 30, 2006. Our borrowings and repurchase agreements increased $60.3 million from $67.9 million at June 30, 2006 to $128.2 million at June 30, 2007.

Our average rate on interest-bearing deposits increased from 3.74% for the three months ended June 30, 2006 to 4.45% for the same period in 2007. Our average rate on total deposits (including non-interest bearing deposits) increased to 3.88% for the three months ended June 30, 2007 from 3.14% for the three months ended June 30, 2006.

Our net interest margin for the three months ended June 30, 2007 was 4.04% down from 4.26% for the three months ended June 30, 2006, due in part to funding earning asset growth with higher cost deposits and in part to an increase of securities in our asset mix. Net income increased during the second quarter of 2007 because of the higher volume of earning assets even with the reduced margin. Strategically, management uses balance sheet leverage to maximize net income.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Three months ended
			June 30,

		2007			2006

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates(3)	Balance	(Expense)	Rates(3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$738,306	$16,442	8.93%	$650,086	$13,662	8.43%
Federal funds sold	2,315	32	5.54%	9,212	120	5.22%
Investment securities (2)	230,837	3,226	5.61%	137,205	1722	5.03%

Total earning assets and interest income	971,458	19,700	8.13%	796,503	15,504	7.81%
Other assets:
Cash and due from banks	15,147			15,544
Bank premises and equipment	31,226			21,490
Other assets	48,301			49,163
Allowance for credit losses	(9,424)			(8,682)

Total assets	$1,056,708			$874,018

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$346,755	($3,375)	3.90%	$201,230	($1,163)	2.32%
Time deposits	370,129	(4,585)	4.97%	332,837	(3,815)	4.60%

Total interest bearing deposits	716,884	(7,960)	4.45%	534,067	(4,978)	3.74%
Other borrowings	140,053	(1,947)	5.58%	153,367	(2,057)	5.38%

Total interest bearing liabilities and interest expense	856,937	(9,907)	4.64%	687,434	(7,035)	4.10%

Non interest bearing liabilities	104,958			102,391
Other liabilities	8,387			6,746
Shareholders equity	86,426			77,447

Total liabilities and shareholders equity	$1,056,708			$874,018

Net interest income		$9,793			$8,469

Net interest margin as a percent of average earning assets			4.04%			4.26%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $935 thousand and $726 thousand are included in interest for the three months ended
June 30, 2007 and 2006, respectively.

(2) The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities.
(3) Annualized

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

	Three months ended June 30, 2007
(dollars in thousands)	Compared to three months ended June 30, 2006
Interest earned on:	Total Change	Rate	Volume
Loans	$2,780	$849	$1,931
Federal Funds sold and deposits in banks	(88)	48	(136)
Investment Securities	1,504	214	1,290
Total interest income	4,196	1,111	3,085

Interest paid on:
Savings, NOW, MMDA	2,212	1,075	1,137
Time Deposits	770	323	448
Other Borrowings	(110)	391	(502)
Total interest expense	2,872	1,789	1,083

Net Interest income	$1,324	$(678)	$2,002

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the three months ended June 30, 2007 was $375 thousand compared to $150 thousand for the three months ended June 30, 2006. Net charge-offs for the second quarter of 2007 totaled $555 thousand compared to $745 thousand in recoveries for the same period in 2006. The increase in net charge-offs was primarily due to one commercial loan to an individual who declared bankruptcy. Upon learning of the individuals plan to declare bankruptcy we placed the loan on non-accrual status and upon filing of the bankruptcy charged off the loan pursuant to the bank policy. We do not anticipate any recovery.

We have not identified any other significant potential problem loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of their loans.

The increase in provision expense during the second quarter primarily reflects the growth of our loan portfolio, our assessment of the potential impact on our region of the national economic trends, and our concentration in real estate lending. Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

		Three Months Ended June 30,

			Increase/
(dollars in thousands)	2007	2006	(Decrease)

Non-Interest Income
Service charges on deposit accounts	$1,009	$1,039	$(30)
Origination fees and gain on sales of loans	463	440	23
Net gain (loss) on sale of securities	(139)	27	(166)
Income from bank owned life insurance	170	186	(16)
Gross income from Venture Wealth Management	118	181	(63)
Other non-interest income	641	410	231

Total non-interest income	$2,262	$2,283	$(21)

Although total non-interest income remained relatively stable for the three months ended June 30, 2007 compared to the same period in 2006, some of the components of non-interest income experienced some change. We recognized a net realized loss on sale of securities available for sale of $139 compared to a net realized gain of $27 thousand in the same period in 2006. This was partially offset by a net increase in other non-interest income of $231 thousand. The increase in other non-interest income was primarily due to income of $108 thousand associated with the second quarter change in fair value of junior subordinated debentures, $75 thousand insurance reimbursement of legal fees and $60 thousand for a semi-annual installment fee under the merchant service agreement with a third party vendor. Service charges on deposit accounts and residential mortgage volume remained relatively stable for the second quarter of 2007 as compared to the second quarter of 2006. Income from Venture Wealth Management declined primarily due to the departure of a sales employee who was replaced after the end of the second quarter.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended June 30,

			Increase/
(dollars in thousands)	2007	2006	(Decrease)

Non-Interest Expense
Salaries and employee benefits	$3,720	$3,441	$279
Occupancy and equipment	1,284	1,039	245
Advertising / public relations	802	721	81
Amortization of intangible assets	71	71	--
Office supplies, telephone and postage	253	165	88
Director fees	51	39	12
Expense from foreclosed assets	2	25	(23)
Washington State excise tax	381	220	161
Other non-interest expense	669	838	(169)

Total non-interest expense	$7,233	$6,559	$674

Total non-interest expense increased 9.1% or $600 thousand to $7.2 million for the three months ended June 30, 2007 compared to $6.6 million for the same period in 2006. The change is primarily due to increased salaries and benefits of $279 thousand. This was largely due to adding employees to accommodate growth. The number of full time equivalent employees increased to 250 at June 30, 2007 compared to 223 at June 30, 2006. Occupancy and equipment expenses increased $245 thousand due to the move into new administrative offices and adding two financial centers. Washington State excise tax increased by $161 thousand due to the increase in interest income. Other non-interest expense decreased $169 thousand primarily to the decrease in professional fees and overdraft protection fee vendor expense offset by an increase in operational losses.

Provision for Income Taxes. We recorded tax provisions of $1.3 million for the three months ended June 30, 2007 compared to $1.4 million for the three months ended June 30, 2006. Our effective tax rate was approximately 28.7% for the three months ended June 30, 2007 and approximately 34.9% for three months ended June 30, 2006. The effective tax rate in 2007, has been lower than our historical effective tax rate primarily due to an overall increase in permanent tax differences and an adjustment to reflect the re-evaluation of our taxes payable. We expect our effective tax rate to range between 30% and 34% for the remainder of 2007 depending on our mix of assets.

.

Comparison of the Six Months Ended June 30, 2007 and 2006

	For the six months ended June 30,
			Increase /
(dollars in thousands except per share data)	2007	2006	(Decrease)

Interest income	$38,138	$28,449	$9,689
Interest expense	18,837	12,164	6,673

Net interest income	19,301	16,285	3,016
Provision for credit losses	750	300	450

Net interest income after provision for credit losses	18,551	15,985	2,566
Non-interest income	4,830	4,250	580
Non-interest expense	14,307	12,652	1,655

Income before provision for income taxes	9,074	7,583	1,491
Provision for income taxes	2,710	2,640	70

Net income	$6,364	$4,943	$1,421

Earnings per share--basic	$0.89	$0.69	$0.20

Earnings per share--diluted	$0.88	$0.67	$0.21

Our net income grew by 30.6% or $1.5 million to $6.4 million for the six months ended June 30, 2007 as compared to $4.9 million for the six months ended June 30, 2006. In the 2007 six month period, net income increased primarily due to growth in our loan and investment portfolios. Our return on average equity was 14.82% and return on average assets was 1.24% for the six months ended June 30, 2007 compared to 12.82% and 1.21%, respectively, for the six months ended June 30, 2006.

Net Interest Income and Net Interest Margin. Net interest income for the six months ended June 30, 2007 increased over the six months ended June 30, 2006 by $3.0 million or 18.4% to $19.3 million from $16.3 million. During the first half of 2006, the Federal Reserve increased its targeted federal funds rate by 125 basis points to 5.25%, where it remained through the first half of 2007. The prime rate, as published in The Wall Street Journal, is based on a survey of what the 30 largest banks charge their customers. In recent years, the prime rate has moved in lockstep at a 300 basis point margin above the federal funds rate. The published prime rate is used as a base index on many of our loans. As rates increased in the first half of 2006 our net interest margin declined due to the fact that rates on deposits and borrowings increased at a much faster pace than loans. During the first half of 2007 competition for loans limited the increase in yield, while at the same time competition for deposits increased those rates. The net effect was a continued decrease in net interest margins.

For the six months ended June 30, 2007 net interest margin decreased to 4.14% as compared to 4.41% for the same period in 2006. The 27 basis point decrease in net interest margin was the result of: (1) a higher cost of funding from the increase in deposit rates due to competition and the use of more wholesale funds such as brokered deposits and (2) a larger percent of assets held in securities, which generally carry lower yields than our loans.

The largest component of interest income is interest earned on loans. Total interest income earned from loans for the six months ended June 30, 2007 increased by $6.6 million compared to the same period in 2006. The average balance of our loan portfolio increased by $99.2 million; from $633.1 million at June 30, 2006 to $732.3 million at June 30, 2007, resulting in an increase of $4.3 million in our interest income. The yield on our loans increased by 69 basis points for the six months ended June 30, 2007 compared to the same period in 2006, resulting in an increase of $2.3 million in interest income.

Interest earned on federal funds sold and interest bearing deposits in other banks decreased by $97 thousand in the first six months of 2007 over the prior year. The most significant reason for this decrease was the change in average volume from $6.5 million to $2.4 million, generating a decrease in interest income in the amount of $96 thousand. We shifted the funds to higher yielding assets. The yield on federal funds sold decreased for the same period from 4.65% to 4.61% resulting in a decrease in interest income of $1 thousand. Interest earned on investments increased by $3.2 million in the first six months of 2007 over the prior year primarily due to an increase in volume of debt securities which went from an average balance of $104.3 million at June 30, 2006 to $205.9 million at June 30, 2007, providing an increase in interest income of $2.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The yield on investments increased from 4.82% to 5.60% providing an increase of $459 thousand in interest income from June 30, 2006 compared to June 30, 2007.

Interest expense on deposits increased by $6.8 million for the first six months in 2007 compared to the first six months in 2006, from $8.1 million to $14.9 million. This increase was partially due to the increase in the average balance of our interest bearing deposits from $477.3 million at June 30, 2006 to $686.2 million at June 30, 2007, resulting in an increase of $3.6 million in interest expense. The average rate on deposits increased to 4.39% for the first six months in 2007 from 3.44% in the first six months of 2006 which resulted in an increase of $3.2 million in interest expense.

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of June 30, 2007, public fund deposits were $166.8 million, or 19.9% of our total deposits of $838.5 million, compared to $95.1 million, or 13.4% of our total deposits of $711.7 million at June 30, 2006. Wholesale CDs were $137.3 million, or 16.4% of our deposits at June 30, 2007, compared to $97.8 million, or 13.7% of our deposits at June 30, 2006. Our borrowings and repurchase agreements increased $60.3 million from $67.9 million at June 30, 2006 to $128.2 million at June 30, 2007.

Interest expense on other borrowings had a modest decrease of $138 thousand for the first six months in 2007 compared to the first six months in 2006, due to a decrease in volume.

Average consolidated statements of financial position and analysis of net interest spread were as follows:

			Six months ended
			June 30,

		2007			2006

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates(3)	Balance	(Expense)	Rates(3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$732,290	$32,367	8.91%	$633,080	$25,806	8.22%
Federal funds sold	2,360	54	4.61%	6,546	151	4.65%
Investment securities (2)	205,870	5,717	5.60%	104,257	2492	4.82%

Total earning assets and interest income	940,520	38,138	8.18%	743,883	28,449	7.71%
Other assets:
Cash and due from banks	14,511			14,905
Bank premises and equipment	30,525			20,607
Other assets	52,747			48,868
Allowance for credit losses	(9,286)			(8,656)

Total assets	$1,029,017			$819,607

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$331,345	($6,233)	3.79%	$192,223	($1,892)	1.98%
Time deposits	354,872	(8,714)	4.95%	285,087	(6,244)	4.42%

Total interest bearing deposits	686,217	(14,947)	4.39%	477,310	(8,136)	3.44%
Other borrowings	143,334	(3,890)	5.47%	158,139	(4,028)	5.14%

Total interest bearing liabilities and interest expense	829,551	(18,837)	4.58%	635,449	(12,164)	3.86%

Non interest bearing liabilities	104,117			100,038
Other liabilities	9,459			6,979
Shareholders equity	85,890			77,141

Total liabilities and shareholders equity	$1,029,017			$819,607

Net interest income		$19,301			$16,285

Net interest margin as a percent of average earning assets			4.14%			4.41%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $1,826 thousand and $1,295 thousand are included in interest for the six months ended June 30, 2007 and 2006, respectively.

(2) The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities.

(3) Annualized

	For the six months ended June 30, 2007
(dollars in thousands)	compared to six months ended June 30, 2006

Interest earned on:	Total Change	Rate	Volume
Loans	$6,561	$2,295	$4,266
Federal Funds sold and deposits in banks	(97)	(1)	(96)
Investment Securities	3,225	459	2,766
Total interest income	9,689	2,753	6,936

Interest paid on:
Savings, NOW, MMDA	4,341	2,419	1,922
Time Deposits	2,470	818	1,652
Other Borrowings	(138)	569	(707)
Total interest expense	6,673	3,806	2,867

Net Interest income	$3,016	$(1,053)	$4,069

     The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the six months ended June 30, 2007 was $750 thousand compared to $300 thousand for the six months ended June 30, 2006. Net charge-offs for the first and second quarters of 2007 totaled $600 thousand compared to $624 thousand in net charge-offs for the same periods in 2006.

The increase in provision expense during the second quarter primarily reflects the growth of our loan portfolio, our assessment of the potential impact on our region of the national economic trends, and our concentration in real estate lending. Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the Provision to ensure we are adequately reserved to account for these factors.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.
		For the six months ended June
		30,
				Increase /
				(Decrease)
	(dollars in thousands)	2007	2006

	Non-Interest Income

	Service charges on deposit accounts	$1,955	$1,979	$(24)
	Origination fees and gain on sales of loans	865	882	(17)
	Net gain on sale of securities	139	27	112
	Income from bank owned life insurance	515	319	196
	Gross income from Venture Wealth Management	327	332	(5)
	Other non-interest income	1,029	711	318

	Total non-interest income	$4,830	$4,250	$580

Total non-interest income increased $500 thousand or 11.6% to $4.8 million for the six months ended June 30, 2007 compared to $4.3 million for the six months ended June 30, 2006. The increase was primarily due to a $139 thousand gain on sale of securities for the six months ended June 30, 2007 compared to the $27 thousand gain on sale of securities for the same period in 2006. An increase in income of bank owned life insurance in the amount of $196 thousand also contributed to the increase as well as an increase of $318 thousand of other non-interest income. The increase in other non-interest income was primarily due to income of $194 thousand associated with the change in fair value of junior subordinated debentures for the six months ended June 30, 2007, $75 thousand insurance reimbursement of legal fees and $60 thousand for a semi-annual installment fee under the merchant service agreement with a third party vendor.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense.

		For the six months ended June 30,
				Increase /
	(dollars in thousands)	2007	2006	(Decrease)

	Non-Interest Expense
	Salaries and employee benefits	$7,794	$6,840	$954
	Occupancy and equipment	2,292	2,092	200
	Advertising / public relations	1,064	903	161
	Amortization of intangible assets	143	143	- -
	Office supplies, telephone and postage	481	398	83
	Director fees	87	86	1
	Expense from foreclosed assets	12	31	(19)
	Washington State excise tax	683	442	241
	Other non-interest expense	1,751	1,717	34

	Total non-interest expense	$14,307	$12,652	$1,655

Total non-interest expense increased 12.6% or $1.6 million to $14.3 million for the six months ended June 30, 2007 compared to $12.7 million for the six months ended June 30, 2006. Salaries and benefits represent the largest component of non-interest expense, which increased $954 thousand, or 13.9%, primarily due to internal growth. The number of full time equivalent employees increased to 250 as of June 30, 2007 compared to 223 at June 30 2006. Occupancy costs and equipment expenses increased $200 thousand or 9.6% for the six months ended June 30, 2007 from the six months ended June 30, 2006 due to the building and relocation of the administrative offices and the addition of two new financial centers as well as increased real estate property taxes and depreciation expense. Other non-interest expense did not change significantly for the six months ended June 30, 2007 from the same period in 2006. It is comprised mainly of legal, accounting, consulting, ATM processing fees, and insurance expense.

Provision for Income Taxes. We recorded tax provisions of $2.7 million for the six months ended June 30, 2007 compared to $2.6 million for the six months ended June 30, 2006. Our effective tax rate was approximately 29.9% for the six months ended June 30, 2007 and approximately 34.8% for the six months ended June 30, 2006. The effective tax rate in 2007, has been lower than our historical effective tax rate primarily due to an overall increase in permanent tax differences and an adjustment to reflect the re-evaluation of our taxes payable. We expect our effective tax rate to range between 30% and 34% for the remainder of 2007 depending on our mix of assets.

Financial Condition

Our total consolidated assets at June 30, 2007 were $1.1 billion and $978.1 million at December 31, 2006. Total deposits at June 30, 2007 were $838.5 million and $771.3 million at December 31, 2006.

Loans

Total loans and loans held for sale at June 30, 2007 and December 31, 2006 were $747.0 million and $716.1 million respectively, an increase of $30.9 million or 4.3% . Our loan growth has been focused in commercial real estate and real estate construction lending.

      The following table sets forth the relative composition of our loan portfolio at the end of the periods indicated:

	June 30,		December 31,
(dollars in thousands)	2007		2006

Commercial	$87,730	11.7%	$75,017	10.5%
Real Estate
Residential 1-4	34,159	4.6%	40,371	5.6%
Commercial	269,389	36.1%	276,637	38.6%
Construction	344,676	46.1%	305,606	42.7%
Consumer	6,287	0.8%	13,822	1.9%
Small Loans	--	0.0%	--	0.0%

Total Loans	742,241	99.4%	711,453	99.4%
Loans Held for Sale	4,802	0.6%	4,642	0.6%

Total Loans and Loans Held for Sale	$747,043	100%	$716,095	100%

The following tables show the amounts of loans as of June 30, 2007 and December 31, 2006. Of the loans maturing after one year, as of June 30, 2007, $89.7 million had fixed interest rates and $245.5 million had adjustable interest rates, and as of December 31, 2006, $68 million had predetermined or fixed interest rates and $264 million had floating or adjustable interest rates. As of June 30, 2007, 76.9% of our floating rate loans were tied to the prime rate.

As of June 30, 2007:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$64,237	$17,348	$6,145	$87,730
Real Estate
Residential 1-4	15,185	4,086	14,887	34,158
Commercial	58,236	61,582	149,569	269,387
Construction	273,954	60,892	9,832	344,678
Consumer and other	1,211	1,135	3,942	6,288

Total	$412,823	$145,043	$184,375	$742,241

As of December 31, 2006:

(dollars in thousands)		Maturity

	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$52,568	$13,182	$9,267	$75,017
Real Estate
Residential 1-4	22,046	6,448	11,877	40,371
Commercial	71,155	53,191	152,291	276,637
Construction	259,814	41,913	3,879	305,606
Consumer and other	8,288	2,040	3,494	13,822

Total	$413,871	$116,774	$180,808	$711,453

Concentrations. As of June 30, 2007, in management’s judgment, a concentration of loans existed in real estate related loans. At June 30, 2007, our portfolio was centered in real estate loans with construction loans at 46.1% of the portfolio, commercial real estate loans at 36.1% and residential 1-4 family units at 4.6% . Although management believes the loans within the real estate related concentration have no more than the normal risk of collectibility, a substantial decline in the performances of the economy, in general, or a decline in real estate values in our market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Asset Quality. Generally, loans are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes collection of interest is unlikely after considering economic and business conditions and collection efforts.

The following table summarizes our non-performing assets, which consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more, foreclosed real estate and other assets.

	June 30,	December 31,
(dollars in thousands)	2007	2006

Non-accrual loans	$674	$691
Accruing loans past due 90 days or more	- -	- -
Total non-performing loans (NPLs)	674	691
Foreclosed real estate	68	34
Other assets	- -	- -

Total non-performing assets (NPAs)	$742	$725

Selected ratios
NPLs to total loans	0.09%	0.10%
NPAs to total loans and foreclosed real estate	0.10%	0.10%
NPAs to total assets	0.07%	0.07%

Impaired and Non-accrual Loans. These loans generally are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. We typically classify these loans as Substandard, Doubtful, or Loss. Impaired loans, specifically Substandard or Doubtful loans, may not be on non-accrual status as we continue to accrue interest if borrowers continue to make payments. The category “impaired loan” is broader than the category “non-accrual loan,” although the two categories overlap. Non-accrual loans are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to categorize a loan as impaired, i.e. Substandard, Doubtful or Loss, due to payment delinquency or uncertain collectibility, and will closely monitor the loan to ensure performance and collection of amounts due in accordance with the original contractual terms of the loan.

The following table summarizes our non-accrual loans at the periods indicated. Non-accrual loans with valuation allowance refers to the portion of our total non-accrual loans that have been identified as having loss exposure and have a specific amount set aside for them in the Allowance. We refer to the specific amount set aside for these loans as the allocation of the Allowance.

(dollars in thousands)
	At June 30,	At December 31,
	2007	2006
Total non-accrual loans	$674	$691
Non-accrual loans with valuation allowance	$447	$365
Allocation of allowance for credit losses	$213	$116

Gross interest income of $35 thousand would have been recorded for the six months ended June 30, 2007 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination. Interest income on these loans was not included in net income in 2007.

As of June 30, 2007, we had no loans not disclosed as non-accrual loans as to which we had serious doubts about the ability of the borrower to comply with the loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

Foreclosed Real Estate. As of June 30, 2007, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. As of December 31, 2006, we held one foreclosed property carried at $34 thousand. Valuation occurs when a property is foreclosed upon, and annually thereafter. We typically use the lesser of an appraised value or tax assessed value to establish the carrying values. For the properties noted, we have used assessed value due to the relative amounts involved. The change over the two periods reflected a second property being foreclosed upon, with the December 31, 2006 property included in the June 30, 2007 balance.

Allowance for Credit Losses

We must maintain an adequate allowance for credit losses, the Allowance, based on a comprehensive methodology that assesses the estimated losses inherent in our loan portfolio. The Allowance reflects our current estimate of the amount required to absorb probable losses on existing loans and commitments to extend credit. There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the Allowance is determined based on management’s judgment, and on the analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and non-accrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions.

Management conducts a full review of the Allowance on a regular basis, including:

  consideration of economic conditions and the effect on particular industries and specific borrowers;
  a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors;
  a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff, of all loans which are identified as being of less than acceptable quality;
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

Our quarterly analysis of the adequacy of the Allowance is reviewed by our Board of Directors. We consider the Allowance to be adequate to cover estimated loan losses relating to the loans outstanding as of each reporting period.

Losses on loans are charged against and reduce the Allowance in the period in which such loans, in our opinion, become uncollectible. Recoveries during the period are credited to the Allowance. Periodically, a provision for credit losses is charged to current income. This provision acts to replenish the Allowance and to maintain the Allowance at a level that management deems adequate.

Specific Allocations. All classified loans are evaluated for potential loss exposure. If a loan is classified, our loss exposure on that loan is measured based on expected cash flows or collateral values, and if necessary, a specific portion of the Allowance for credit losses is allocated to that loan.

General Allowances. Each loan officer recommends grades for each loan in their assigned portfolio, beginning at loan inception, and annually thereafter when financial statements of the borrower are received and reviewed. All loan grades require the approval of the manager of Credit Administration and the Chief Lending Officer. Grading changes may also occur if, for example, a loan is delinquent or the collateral deteriorates. Grades range from “excellent” loans graded a “1”, to “loss” loans graded a “7”.

We perform a portfolio segmentation based on risk grading. The loss factors for each risk grade are determined by management based on management’s assessment of the overall credit quality at quarter end, taking into account various qualitative and quantitative factors such as trends of past due and non-accrual loans, asset classifications, collateral value, loan grades, historical loss experience and economic conditions The following table sets forth activity in the allowance for credit losses for the periods indicated:

(dollars in thousands)	Six Months	Year Ended
	Ended	December 31,
	June 30,
	2007	2006

Balance at beginning of period	$8,917	$8,434

Provision for credit losses	750	1,075

Charge-offs:

Commercial	(565)	(804)

Real Estate Mortgage and Construction	(44)	-

Consumer	(5)	(49)

Total charge-offs	(614)	(853)

Recoveries:

Commercial	2	128

Real Estate Mortgage and Construction	10	-

Consumer	2	133

Total recoveries	14	261

Net (charge-offs) / recoveries	(600)	(592)

Balance at end of period	$9,067	$8,917

Gross loans	$747,043	$716,095

Average loans	$732,290	$668,443

Non-performing loans	$674	$691

Selected ratios:

Net (charge-offs) / recoveries to average loans	(0.08)%	(0.09)%

Provision for credit losses to average loans	0.10%	0.16%

Allowance for credit losses to loans outstanding at end

of period	1.21%	1.25%

Allowance for credit losses to non-performing loans	1345%	1290%

We allocate the Allowance by assigning general percentages to our major loan categories (construction, commercial real estate, residential real estate, C&I and consumer), and assign specific percentages to each category of loans rated from 4 through 7. We also make specific allocations on individual loans when factors are present requiring a greater reserve, typically the result of reviews of updated appraisals, or other collateral analysis.

The following table indicates management’s allocation of the allowance for credit losses among major loan categories:

	June 30,		December 31,
(dollars in thousands)	2007		2006
	Amount	% of	Amount	% of
		Total		Total
		Loans		Loans

Commercial	$1,775	19.6%	$2,308	25.9%
Real Estate
Commercial	4,325	47.7%	3,193	35.8%
Construction	2,225	24.6%	2,690	30.2%
Residential	687	7.5%	668	7.5%
Consumer	55	0.6%	57	0.6%
Small Loans	--	--	--	--

Total	$9,067	100.0%	$8,917	100.0%

We consider many factors to determine the amount and allocation of the Allowance, centered on overall portfolio performance by loan category/type, local and national economic trends, and assessments of categories of collateral. These statistics are measured against our current allocation and our historical loss record for the previous five-year period to aid in assessing the adequacy of the Allowance.

For commercial banks, the commercial loans that are not secured by real estate generally represent the highest risk category. The commercial portfolio made up approximately 11.7% of our total loans as of June 30, 2007. While the majority of our historical loan charge-offs have occurred in the commercial portfolio, we believe the Allowance allocation is adequate.

Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan-to-value ratio of less than 80% with a minimum debt coverage ratio of 1.20:1. Our grading system allows our loan portfolio, including real estate, to be ranked across three “pass” risk grades. Generally, the real estate loan portfolio is rated as a Grade 3, reflective of the overall quality of the existing portfolio, notwithstanding the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk.

Our construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks generally encountered with construction loans. We also finance contractors who construct homes or commercial properties that are not pre-sold. These construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the construction on time and within budget and then to generate cash to service the loan by selling or leasing the project. The value of the collateral depends on project completion when market conditions may have changed. For these reasons, a higher allocation is sometimes justified in this loan category.

We have been engaged in an ongoing and active initiative to ensure we are compliant with both the spirit and letter of the new commercial real estate guidelines promulgated by the regulatory agencies. Our framework for such evolution is multi-faceted and robust in scope, and we believe our systems and methodologies subscribe to the precepts of the guidelines at all levels. Our practices include active and ongoing senior management involvement, including informed oversight by the Board of Directors.

Small Loans. Beginning July 1, 2005 we exited our payday lending relationship. Provisions for loan losses on small loans were made monthly. We allocated a portion of the Allowance at a level sufficient to cover all small loans that have defaulted, as well as an amount sufficient to absorb the anticipated losses on two small loan operating cycles (approximately one month in duration), based both our historical loss experience and that of the industry. Losses in the small loan portfolio were limited by agreement to a percentage of revenue earned from the portfolio by Venture Bank’s agent.

During a regulatory examination during the fourth quarter of 2004, the FDIC directed us to charge-off all payday loans that had been outstanding to borrowers for 60 days from the original loan date. The FDIC requested that we charge-off the principal balance of loans meeting the above criteria for the periods of December 31, 2003, September 30, 2004 and December 31, 2004. We believed that under generally accepted accounting principles, and based on our actual experience, a total loss of all payday loans outstanding for 60 days from the origination date was not probable, and the specific Allowance allocated to the payday lending portfolio, together with the stop-loss provisions in the marketing and servicing agreement with our payday lending partner, was adequate. All actual charge-offs and recoveries for December 31, 2003 and September 30, 2004 were recognized and run through the Allowance as of December 31, 2003 and September 30, 2004. As a result of the regulatory charge-off, we had a difference between our regulatory accounting principles (RAP) financials and our generally accepted accounting principles (GAAP) financials.

The financial entries made for regulatory purposes resulted in a $746 thousand reduction in loan balances with a corresponding reduction in the Allowance as of December 31, 2003. Additional charge-offs of $1.2 million and recoveries of $501 thousand were required for regulatory accounting purposes for the year ended December 31, 2004, and additional charge-offs of $311 thousand and recoveries of $35 thousand were required through June 30, 2005, as compared to the financial statements presented under GAAP.

Investment Portfolio

The carrying value of our investment securities at June 30, 2007 totaled $236.6 million compared to $162.4 million at December 31, 2006. We purchased $133.8 million in securities in the first two quarters, which was offset by maturities, principal pay downs, and sales totaling $51.9 million. We adjusted the portfolio mix during the six months ended June 30, 2007 to include additional mortgage-backed, corporate and equity securities. The risk weighting of securities are considered in purchase decisions to maximize the utilization of capital.

The recorded amounts of investment securities held by us and their fair value at the dates indicated are set forth in the following table:

			Gross	Gross
			Unrealized	Unrealized
(dollars in thousands)		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value

Securities Available-for-sale
June 30, 2007
U. S. Government and agency securities	$-	$-	$-	$-	$-
Mortgage-backed securities	166,743	1	-	5,032	161,712
Municipal securities	13,144	17	-	397	12,764
Corporate Securities	32,000	-	-	-	32,000
Equity securities	21,987	-	-	1,903	20,084

	$233,874	$18	$-	$7,332	$226,560

Securities Held-to-maturity
June 30, 2007
Corporate Securities	$10,000	$-	$-	$141	$9,859

December 31, 2006
U.S. Government and agency securities	$3,974	$15	$2	$20	$3,967
Mortgage backed securities	127,790	1,145	-	909	128,026
Municipal securities	29,631	796	-	10	30,417
Equity securities	37	-	-	-	37

	$161,432	$1,956	$2	$939	$162,447

The following tables show the stated maturities and weighted average yields of investment securities held by us at June 30, 2007 and December 31, 2006:

			June 30, 2007
(dollars in thousands)	Held-to-Maturity Securities			Available-For-Sale Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield(1)

Due in one year or less	$-	$-	-%	$85	$85	7.08%
Due after one year through five
years	-	-	-%	798	802	6.92%
Due after five years through ten
years	-	-	-%	439	445	6.26%
Due after ten years	10,000	9,859	9.99%	43,822	43,432	6.54%
No maturity investment	-	-	-%	21,987	20,084	5.68%
Mortgage backed securities	-	-	-%	166,743	161,712	5.56%

Total	$10,000	$9,859		$233,874	$226,560

(1) Weighted average yield is reported on tax-equivalent basis.

			December 31, 2006
(dollars in thousands)	Held-to-Maturity Securities			Available-For-Sale Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair Value	Average
	Cost	Value	Yield	Cost		Yield(1)

Due in one year or less	$ -	$ -	-%	$1,085	$1,084	4.15%
Due after one year through five years	-	-	-%	1,796	1,786	5.17%
Due after five years through ten years	-	-	-%	2,404	2,440	5.39%
Due after ten years	-	-	-%	28,320	29,074	6.41%
No maturity investment	-	-	-%	37	37	5.38%
Mortgage backed securities	-	-	-%	127,790	128,026	5.83%

Total	$ -	$ -		$161,432	$162,447

(1) Weighted average yield is reported on tax-equivalent basis.

Deposits

Total deposits were $838.5 million at June 30, 2007 compared to $771.3 million at December 31, 2006. During 2007 and 2006 we looked to the wholesale funding market to augment traditional sources of asset funding. We increased brokered deposits by $48.0 million during the first six months of 2007. As part of our strategy, in 2006 and 2007 we also expanded our market share of deposits of public funds, which represented 19.9% of our total deposits at June 30, 2007 up from 13.4% at June 30, 2006. Interest-bearing deposits are comprised of money market accounts or MMDA, interest-bearing checking accounts, or NOW, savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.

The following table presents average balances not total balances as discussed above. Our average balances of deposits and average interest rates paid for the periods indicated are summarized in the following table.

		June 30,			December 31,
		2007			2006

			Weighted			Weighted
	Average		Average	Average	% of	Average
(dollars in thousands)	Balance	% of Total	Rate	Balance	Total	Rate

Non-interest checking	$104,117	13.2	-	$103,058	15.6	-
NOW and MMDA	308,367	39.0	4.18%	214,246	32.4	3.88%
Savings accounts	22,978	2.9	0.51%	25,015	3.8	0.54%
Time deposits	354,872	44.9	4.95%	318,054	48.2	4.81%

Total	$790,334	100.0%		$660,373	100.0%

The following table shows the maturities of our time deposits:

		June 30, 2007
(dollars in thousands)	Under	$100,000
	$100,000	and over	Total
0-90 days	$43,240	$81,687	$124,927
91-180 days	19,352	40,433	59,785
181-365 days	61,296	84,497	145,793
Over 1 year	14,363	34,491	48,854

	$138,251	$241,108	$379,359

Borrowings

Short term borrowings and repurchase agreements increased $61.1 million, or 91.1%, to $128.2 million in the six months ended June 30, 2007. Short-term borrowings represent Federal Funds Purchased, borrowings from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, normally maturing within one year.

The following table sets forth information concerning short-term borrowings at the periods indicated:

	June 30, 2007	December 31, 2006
Average balance during period	$120,524	$82,815
Average interest rate during period	4.83%	4.39%
Maximum month-end balance during the year	128,220	118,010
Weighted average rate at period end	4.79%	4.78%
Balance at period end	$128,220	$53,070

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables show contractual obligations as of June 30, 2007 and December 31, 2006:

			June 30, 2007
(dollars in thousands)			Payments Due by Period
		After One	After Three	More Than
		But Within	But Within	Five
Contractual Obligations	Less Than	Three Years	Five Years	Years
	One Year				Total
Demand Note issued to US Treasury	$16,289	$-	$-	$-	$16,289
FHLB overnight borrowings	13,050	-	-	-	13,050
Citigroup Repurchase Agreements	14,000	-	-	-	14,000
FHLB Term Advances	65,000	-	-	-	65,000
Overnight repurchase agreements with customers	19,881	-	-	-	19,881
Junior subordinated debentures (at fair value)	-	-	-	22,829	22,829
Premise leases	767	1,275	1,328	6,786	10,156

Total contractual obligations	$128,987	$1,275	$1,328	$29,615	$161,205

			December 31, 2006
(dollars in thousands)			Payments Due by Period
		After One	After Three	More Than
		But Within	But Within	Five
Contractual Obligations	Less Than	Three Years	Five Years	Years
	One Year				Total
Demand Note issued to US Treasury	$3,529	$-	$-	$-	$3,529
Citigroup Repurchase Agreements	-	14,000	-	-	14,000
FHLB Term Advances	30,000	20,000	-	-	50,000
Overnight repurchase agreements with customers	19,541	-	-	-	19,541
Junior Subordinated Debentures	-	-	-	22,682	22,682
Premise Leases	765	1,291	1,304	7,127	10,487

Total contractual obligations	$53,835	$35,291	$1,304	$29,809	$120,239

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments include unfunded commitments to extend credit and standby letters of credit. The following table summarizes our commitments at the periods indicated:

(dollars in thousands)	June 30, 2007	December 31,
		2006

Unfunded commitments to extend credit
Real estate secured	$167,107	$161,245
Credit card lines	3,104	3,059
Other	61,716	70,356

Total commitments to extend credit	$231,927	$234,660

Standby letters of credit	$663	$799

Capital

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a minimum ratio of “core” or “Tier I” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for credit losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

	Regulatory Requirements
	(Greater than or equal to
	stated percentage)		Actual at June 30, 2007

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	8.41%	8.52%
Tier 1 risk-based capital	4.00%	6.00%	9.16%	9.28%
Total risk-based capital	8.00%	10.00%	10.15%	10.27%
	Regulatory Requirements
	(Greater than or equal to
	stated percentage)		Actual at December 31, 2006

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	9.32%	9.44%
Tier 1 risk-based capital	4.00%	6.00%	10.15%	10.27%
Total risk-based capital	8.00%	10.00%	11.27%	11.39%

We were well capitalized at both Venture Bank and the holding company at June 30, 2007 and December 31, 2006 for federal regulatory purposes.

In order to manage our capital position more efficiently, we have formed statutory trusts for the sole purpose of issuing trust preferred securities. We had junior subordinated debentures with a fair value of $22.8 million at June 30, 2007 and carrying value of $22.6 million at December 31, 2006. At June 30, 2007, 100% of the total issued amount, had interest rates that were adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that the near term refinance of these obligations will serve to mitigate the impact to net interest income on a consolidated basis. In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which re-prices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

In April 2003, we raised $6.2 million (FCFG Capital Trust II) through a participation in a pooled junior subordinated debentures offering. The floating rate junior subordinated debentures issued by FCFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 325 basis points per annum on the outstanding balance. The stated maturity date of this issuance is October 2033, and the debentures may be prepaid without penalty beginning April 2008. The majority of these funds were utilized for the purchase of Harbor Bank in 2002 and to repurchase our common stock. In December 2003, Washington Commercial Bancorp raised $3.1 million (Washington Commercial Statutory Trust I) through its participation in a pooled junior subordinated debentures offering. The floating rate junior subordinated debentures issued by Washington Commercial Statutory Trust I accrue interest at a variable rate of interest, calculated quarterly at LIBOR plus 285 basis points per annum on the outstanding balance. The stated maturity date of this issuance is December 2033, and these debentures may be prepaid without penalty beginning December 2008. We acquired the Washington Commercial Bancorp junior subordinated debentures upon completion of our merger.

On March 5, 2005 the Federal Reserve adopted regulations that mandate the maximum amount of junior subordinated debentures that may be included in our Tier 1 Capital calculation. Our capital ratios are calculated in accordance with this regulation and the entire issued amount of junior subordinated debentures qualified as Tier 1 Capital for regulatory capital purposes. We retain the ability to issue additional junior subordinated debentures and have such securities qualify as Tier 1 Capital under the new rules.

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

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our anticipated cash flow needs for loan funding and deposit withdrawals.

At June 30, 2007, cash, deposits in banks, federal funds sold and all securities available for sale totaled $255.8 million of which $138.3 million was pledged. External sources refer to the ability to access new deposits, new borrowings and capital and include increasing savings and demand deposits, certificates of deposit, federal funds purchased, repurchase agreements, short and long term debt, and the issuance of capital and debt securities. At June 30, 2007 short and long term borrowing lines of credit totaled $231.7 million. These credit facilities are being used regularly as a source of funds. At June 30, 2007, $78.1 million was borrowed against these lines of credit in the form of short and long term debt.

We will manage our liquidity by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities or borrowing from our correspondent banks as well as the Federal Home Loan Bank, or other borrowing sources. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises. Another attractive source of liquidity if necessary to fund our future growth could be the issuance of additional trust preferred securities.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase of securities. Increases in gross loans including loans held for sale for the six months ended June 30, 2007 and for the year ended December 31, 2006 were $30.9 million and $113.8 million. Investment securities were $236.6 million at June 30, 2007 and $162.4 million at December 31, 2006. At June 30, 2007 we had outstanding loan commitments of $231.9 million and outstanding letters of credit of $0.7 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the six months ended June 30, 2007 and for the year ended December 31, 2006 deposits increased by $67.2 million and $257.2 million.

Management believes that the Company's liquidity position at June 30, 2007 was adequate to fund ongoing operations.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investment, and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by managing the re-pricing opportunities on our earning assets and those on our funding liabilities on an overall bank basis.

Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest Rate Risk. Interest rate risk is the current and prospective risk to earnings or capital arising from movements in interest rates. Changes in interest rates affect income earned from assets and the cost of funding those assets. We structure our balance sheet in such a manner that earnings will be relatively stable regardless of current or prospective movements in interest rates. We monitor interest rate risk by analyzing the potential impact on the economic value of equity and net interest income from potential changes in interest rates, and consider the impact of alternative strategies or changes in balance sheet structure.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our Board Asset Liability Committee, or Board ALCO, which is comprised of three independent directors. Our Chief Financial Officer works closely with the Board ALCO Committee. Our Chief Financial Officer develops and implements policies and procedures that translate the Board’s goals, objectives, and risk limits, and chairs the Management ALCO committee, which meets to assist in formulating and implementing operating strategies to execute the Board ALCO policies. On a day-to-day basis, the monitoring of interest rate risk and management of our balance sheet to stay within Board policy limits is the responsibility of our Chief Financial Officer and Treasury staff. The Management ALCO committee members represent various areas of our operations and participate in product creation, product pricing, and implementation of asset/liability strategies.

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Interest Rate Gap Analysis is limited in its usefulness as it does not reflect the changes in the values of the assets held and what they could be sold for at a gain or loss at various repricing terms depending on the changes to market rates. At June 30, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk by balance sheet management since December 31, 2006. The Company continues to remain neutral to slightly liability sensitive. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, known as an “interest sensitivity gap”, at a point in time that are subject to repricing at various time horizons. The table below sets forth the interest sensitivity gaps for assets and liabilities repricing within one year, between one to five years and after five years.

Interest Rate Gap Analysis June 30, 2007

				After one
	Balance Sheet	Within		but within		After five
	06/30/07	One Year		five years		years	Total

Gross loans	$747,043	$485,900		$217,474		$43,669	$747,043
Securities:
Available for sale	227,242	20,851		802		205,589	227,242
Held to maturity	10,000	- -		- -		10,000	10,000
Fed Funds Sold	- -	- -		- -		- -	- -
Interest bearing deposits with banks	962	962		- -		- -	962

Total earning assets	$985,247	$507,713		$218,276		$259,258	$985,247
Other Assets
Cash and due from Banks	18,373	- -		- -		- -	18,373
Bank premises and equipment	31,176	- -		- -		- -	31,176
Other assets	58,303	- -		- -		- -	58,303
Allowance for credit losses	(9,067)	- -		- -		- -	(9,067)

Total Assets	$1,084,032	$507,713		$218,276		$259,117	$1,084,032
Deposits:
Savings, NOW, MMDA	$356,331	$356,331	$	- -	$	- -	$356,331
Time deposits	379,359	330,505		48,854		- -	379,359
Fed Funds Purchased	- -	- -		- -		- -	- -
Repurchase Agreements	33,881	33,881		- -		- -	33,881
Short term borrowings	94,339	94,339		- -		- -	94,339
Long term debt	22,829	- -		- -		22,829	22,829

Total interest bearing liabilities	$886,739	$815,056		$48,854		$22,829	$886,739
Other Liabilities
Non-interest bearing deposits	102,815	- -		- -		- -	102,815
Other liabilities	9,713	- -		- -		- -	9,713
Shareholders equity	84,765	- -		- -		- -	84,765

Total liabilities and shareholders equity	$1,084,032	$815,056		$48,854		$22,829	$1,084,032
Net interest rate sensitivity gap	$98,508	$(307,343)		$169,422		$236,429	$98,508
Cumulative Interest Rate Sensitivity Gap		$(307,343)		$(137,921)		$98,508
Cumulative Gap as a percent		(31.20)%		(14.00)%		9.98%

Management considers any asset or liability that matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. A static gap analysis as presented below provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. Our static interest sensitivity gap is negative within one year. However, this assumes that general market interest rate changes affect the repricing of assets and liabilities in equal magnitudes.

At June 30, 2007, we had $507.7 million in assets and $815.1 million in liabilities re-pricing within one year. This means that $307.3 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at June 30, 2007 is 31.2% . This analysis indicates that at June 30, 2007, if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Our market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business.

Item 4 Controls and Procedures Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that VFG’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in VFG’ s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the second quarter ended June 30, 2007, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			Total number of shares
			purchased as part of
			publicly announced	Maximum number of
	Total number of shares	Average price paid per	plans or programs	shares that may yet be
Period	purchased	share		purchased

Month #1
April 1, 2007 through April 30,
2007	15,695	$21.78	15,695	66,021

Month #2
May 1, 2007 through May 31,
2007	2,250	$22.00	2,250	63,771

Month #3
June 1, 2007 through June
30, 2007	- -	- -	--	63,771

Total	17,945	$21.81	17,945	63,771

Date repurchase authorized	Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22, 2004	200,000	December 31, 2005
November 15, 2005	February 27, 2006	200,000	May 15, 2007

Total		812,500

Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)      The Company held its annual meeting of shareholders on May 3, 2007.

(b)      At the annual meeting three directors were elected at the meeting-- Keith W. Brewe, A. Richard Panowicz, and Larry J. Schorno. The following directors’ terms of office continued following the meeting: Jewell C. Manspeaker, Patrick L. Martin, Ken F. Parsons, Sr., James F. Arneson, Lowell (Sonny) E. Bridges and Linda E. Buckner.

(c)      The only matter voted upon at the annual meeting was the election of three directors to three year terms. The following table indicates the votes for and votes withheld for each of the three nominees:

	VOTES FOR	VOTES WITHHELD
Keith W. Brewe	5,648,532	129,571
A. Richard Panowicz	5,651,753	126,350
Larry J. Schorno	5,666,195	111,908

Item 6 Exhibits

The following is a list of exhibits to this Form 10-Q and constitutes the EXHIBIT INDEX:

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed May 16, 2005,

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2007, SEC Accession No. 0000896595-07-000295)

10.1	Third Amendment to Venture Financial Group, Inc. Employment Agreement with Ken F. Parsons, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2007, SEC Accession No. 0000896595-07-000295)

31.1	Certifications of the Chief Executive Officer.

31.2	Certifications of the Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)
Date: August 14, 2007	By:	/s/ Ken F. Parsons, Sr.

Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Sandra L. Sager
Sandra L. Sager, CPA
EVP, Chief Financial Officer