Form 10-Q
period 2007-09-30
VENTURE FINANCIAL GROUP INC
filed 2007-11-13
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

Large accelerated filer ___	Accelerated filer ____	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                 __Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class Common Stock	Outstanding at November 8, 2007 7,213,487

Item 1. Financial Statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

ASSETS

	September 30,	December 31,
	2007	2006

Cash and due from banks	$18,491	$16,676
Interest bearing deposits in other banks	470	1,078
Total cash and cash equivalents	18,961	17,754

Federal funds sold	-	6,790
Securities available-for-sale	271,005	162,447
Securities held-to-maturity	10,000	-
Investment in trusts	682	682
FHLB Stock and TIB Stock	4,590	4,590
Loans held-for-sale	4,178	4,642

Loans	751,801	711,453
Allowance for credit losses	(9,416)	(8,917)
Net loans	742,385	702,536

Premises and equipment, net of accumulated depreciation	32,203	28,716
Foreclosed real estate	68	34
Accrued interest receivable	4,639	4,394
Cash surrender value of bank owned life insurance	20,140	17,540
Goodwill	24,903	24,910
Other intangible assets	749	964
Other assets	5,276	2,109

Total assets	$1,139,779	$978,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$105,105	$100,788
NOW, Savings and MMDA	370,220	327,381
Time certificates of deposit	379,362	343,081
Total deposits	854,687	771,250

Federal funds purchased	28,130	-
Securities sold under agreement to repurchase	31,394	33,541
Short-term debt	65,066	33,529
Long-term debt	40,000	20,000
Junior subordinated debentures	-	22,682
Junior subordinated debentures at fair value	21,994	-
Accrued interest payable	1,803	1,783
Other liabilities	8,715	10,091
Total liabilities	1,051,789	892,876

SHAREHOLDERS' EQUITY
Common stock (no par value); 30,000,000 shares authorized, shares issued and outstanding: September 30, 2007 -7,214,237;
December 31, 2006 – 7,186,349	36,068	35,559
Retained earnings	57,213	49,841
Advance to ESOP	(634)	(634)
Accumulated other comprehensive income (loss)	(4,657)	466
Total shareholders' equity	87,990	85,232

Total liabilities and shareholders' equity	$1,139,779	$978,108
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2007	2006	2007	2006
INTEREST INCOME
Loans	$16,772	$15,700	$49,139	$41,506
Federal funds sold and deposits in banks	38	73	92	224
Investment securities	4,019	2,117	9,736	4,609
Total interest income	20,829	17,890	58,967	46,339

INTEREST EXPENSE
Deposits	8,552	6,293	23,499	14,429
Federal funds purchased	16	12	18	174
Securities sold under agreement to repurchase	386	445	1,216	1,230
Short-term debt	748	421	2,806	1,971
Long-term debt	450	334	450	903
Junior subordinated debentures	433	596	1,433	1,558
Total interest expense	10,585	8,101	29,422	20,265

Net interest income	10,244	9,789	29,545	26,074

PROVISION FOR CREDIT LOSSES	375	400	1,125	700
Net interest income after provision for credit losses	9,869	9,389	28,420	25,374

NON-INTEREST INCOME
Service charges on deposit accounts	1,040	990	2,995	2,969
Origination fees and net gains on sales of loans	376	501	1,241	1,383
Gain on sale of securities	0	5	139	32
Change in market value of junior subordinated debentures	821	0	1,029	0
Other non-interest income	873	741	2,536	2,103
Total non-interest income	3,110	2,237	7,940	6,487

NON-INTEREST EXPENSES
Salaries and employee benefits	4,444	4,311	12,238	11,151
Occupancy and equipment	1,253	989	3,545	3,081
Amortization of intangible assets	72	72	215	170
Other non-interest expense	2,448	1,823	6,526	5,445
Total non-interest expenses	8,217	7,195	22,524	19,847

Income before provision for income taxes	4,762	4,431	13,836	12,014

PROVISION FOR INCOME TAXES	1,565	1,403	4,275	4,043

NET INCOME	$3,197	$3,028	$9,561	$7,971

EARNINGS PER SHARE
Basic	$0.45	$0.42	1.34	$1.11
Diluted	$0.44	$0.42	1.31	$1.09
Weighted average shares outstanding, basic	7,161,814	7,143,946	7,158,156	7,183,253
Weighted average shares outstanding, diluted	7,283,901	7,250,349	7,284,476	7,306,900
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006 (Dollars in thousands)

							Accumulated
					Restricted	Advance	Other
	Number of	Common	Retained		Stock	To	Comprehensive
	Shares	Stock	Earnings		Awards	KSOP/ESOP	Income (Loss)		Total

Balance, December 31, 2005	7,218,152	$36,905	$40,879		$(104)	$(493)	$(1,033)		$76,154
Comprehensive Income
Net Income	--	--	7,971		--	--	--		7,971
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax expense of	--	--	--		--	--	704		704
$(382)
Minimum pension liability adjustment, net of tax (benefit) of ($67)	--	--	--		--	--	(112)		(112)
Comprehensive Income									8,563
Stock options exercised	77,107	701	--		--	--	--		701
Stock issued for purchase of WAM	1,612	32	--		--	--	--		32
Common stock repurchased	(118,284)	(2,366)	--		--	--	--		(2,366)
Restricted stock award	750	15	(15)		--	--	--	-	--
Compensation expense for stock options	--	175	--		--	--	--		175
Tax effect of WCB options exercised subsequent to merger	--	6	--		--	--	--		6
Cash dividends ($0.215 per share)	--	--	(1,553)		--	--	-		(1,553)
Excess tax benefit from share-based payment arrangements	--	20	--		--	--	-		20
Compensation expense for unallocated ESOP shares committed to be
released	--	17	--		--	--	-		17
Reclassify restricted stock awards	--	--	(104)		104	--	--	-	--
Compensation for restricted stock awards	--	--	34		--	--	--		34
Balance, September 30, 2006	7,179,337	$35,505	$47,212		--	$(493)	$(441)		$81,783
Balance, December 31, 2006	7,186,349	$35,559	$49,841	$	- -	$(634)	$466		$85,232
Comprehensive income
Net income	--	--	9,561		--	--	--		9,561
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax benefit of	--	--	--		--	--	(5,123)		(5,123)
$2,759
Comprehensive Income									4,438
Stock options exercised	44,221	487	--		--	--	--		487
Stock issued for purchase of WAM	1,612	35	--		--	--	--		35
Common stock repurchased	(17,945)	(391)	--		--	--	--		(391)
Compensation expense for stock options	--	248	--		--	--	--		248
Cash dividends ($0.245 per share)	--	--	(1,761)		--	--	--		(1,761)
Fair value adjustment of junior subordinated debentures, net of tax	--	--	(428)		--	--	--		(428)
Excess tax benefit from share-based payment arrangements	--	92	--		--	--	--		92
Compensation expense for unallocated ESOP shares committed to be	--	13	--		--	--	--		13
released
Compensation expense for restricted stock awards	--	25	--		--	--	--		25
Balance, September 30, 2007	7,214,237	$36,068	$57,213		$--	$(634)	$(4,657)		$87,990
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006 (Dollars in thousands)

	For the nine months ended September 30,

Comprehensive Income	2007	2006

Net income	$9,561	$7,971
Increase in unrealized gains (losses) on securities available for sale,
net of tax expense (benefit) of $(2,808), $371	(5,033)	725
Less minimum pension liability adjustment net of tax expense
(benefit) of $0, $(67)	-	(112)
Less reclassification adjustment for gains included in net income, net
of tax expense of $49, $11	(90)	(21)

Comprehensive Income	$4,438	$8,563

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006 (Dollars in thousands)

	2007	2006
Cash Flows from Operating Activities
Net Income	$9,561	$7,971
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	1,125	700
Depreciation and amortization	1,376	1,249
Increase in cash surrender value of life insurance	(700)	(472)
Compensation expense for stock options	248	175
Compensation expense for unallocated ESOP shares committed to be released	13	17
Restricted stock award compensation	25	34
Increase in minimum employee pension liability	--	(112)
Excess tax benefit from share-based payment arrangements	(92)	(20)
Gain on sale of securities available for sale	(139)	(32)
Change in market value of junior subordinated debentures	(1,029)	0
Other	(2,915)	(183)
Originations of loans held for sale	(66,607)	(61,910)
Origination fees and gains on sales of loans held for sale	(1,241)	(1,383)
Proceeds from sales of loans held for sale	68,312	63,756
Net cash provided by operating activities	7,937	9,790

Cash Flows from Investing Activities
Net decrease in federal funds sold	6,790	4,330
Purchases of securities available for sale	(172,512)	(123,940)
Purchases of securities held to maturity	(10,000)	--
Proceeds from maturities and prepayments of available-for-sale securities	14,754	20,348
Proceeds from sales of securities available for sale	42,532	5,628
Purchase of other equity securities	--	(100)
Net increase in loans	(40,888)	(109,128)
Purchase of bank owned life insurance policies	(1,900)	(191)
Additions to premises and equipment	(4,929)	(7,563)
Proceeds from sale of other real estate owned	--	134
Proceeds from sale of premises and equipment	4	--
Net cash used by investing activities	(166,149)	(210,482)

Cash Flows from Financing Activities
Net increase in deposits	83,437	236,993
Net increase (decrease) in securities sold under agreement to repurchase	(2,147)	5,537
Net increase (decrease) in short-term debt	59,667	(40,757)
Issuance of common stock for WAM Acquisition	35	32
Exercise of share options	487	701
Repurchase of common stock	(391)	(2,366)
Net increase in long term debt	20,000	--
Excess tax benefits from share-based payment arrangements	92	20
Payment of cash dividends	(1,761)	(1,553)
Net cash provided by financing activities	159,419	198,607

Net change in cash and due from banks	1,207	(2,085)

Cash and cash equivalents:
Beginning of period	17,754	18,099
End of period	$18,961	$16,014

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$29,402	$19,419
Taxes	$5,482	$4,057

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net of tax	$(5,123)	$704
Junior subordinated debentures fair value option	$1,036	$--
Cumulative effect of early adoption of SFAS 159	$(428)	$--

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including notes thereto, included in Venture Financial Group, Inc.’s (the Company, VFG) 2006 Annual Report to Shareholders. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results anticipated for the year ending December 31, 2007.

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

2. Share-Based Compensation

On September 30, 2007 the Company had one active share-based compensation plan which is described below. The compensation cost that has been charged to income year-to-date in 2007 for both stock options and restricted stock grants is $272,933. The total income tax benefits recognized in the income statement for share-based compensation cost in 2007 is $95,526. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation awards. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There are two outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. The other award for 750 shares cliff vests over a 2 year period with all shares vesting at the end of 2 years. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. At September 30, 2007, 187,550 option shares and 5,750 restricted stock award shares have been granted under the Plan since Plan inception. At September 30, 2007, 5,900 shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. As of September 30, 2007, 112,600 shares remain available for grant under the 2004 Plan. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

Beginning January 1, 2006 the Company began accounting for share-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is a combination of a projection based on historical experience and management’s future expectations. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. There was only one grant date in each year presented below.

	4-18-2007	4-19-2006
Expected volatility	23.06%	23.90%
Expected dividends	1.37%	1.40%
Expected term	7.3 years	6.5 years
Risk-free rate	4.62%	4.92%

The weighted average fair value of options granted during 2007 and 2006 was $6.62 and $6.03, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted by the Company during 2007 and 2006 are 20% vested on each of the five subsequent anniversaries of the grant date. Options granted by Washington Commercial Bancorp were all vested effective as of the date of the merger, September 2, 2005 and therefore were not expensed prior to the merger but have been and will be subtracted from goodwill at the date of exercise. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Actual forfeited shares and the related compensation expense of those shares is taken out at the time of forfeiture. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of September 30, 2007, and changes during the quarter then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000’s)

Outstanding at January 1, 2007	69,503	294,935	364,438	$12.65	5.80 years	$3,308
Exercisable at January 1, 2007	46,073	175,205	221,278	$9.75	4.36 years	$2,650
Granted 1st quarter 2007	-	-	-	-
Exercised 1st quarter 2007	(3,000)	(4,310)	(7,310)	$9.11
Forfeited or expired 1st quarter 2007	-	-	-	-
Outstanding at March 31, 2007	66,503	290,625	357,128	$12.72	5.59 years	$3,109
Exercisable at March 31, 2007	43,073	170,895	213,968	$9.78	4.11 years	$2,493
Granted 2nd quarter 2007	14,000	73,800	87,800	$21.87
Exercised 2nd quarter 2007	(6,370)	(13,530)	(19,900)	$12.85
Forfeited or expired 2nd quarter 2007	-	-	-	-
Outstanding at June 30, 2007	74,133	350,895	425,028	$14.61	6.22 years	$3,401
Exercisable at June 30, 2007	46,573	188,015	234,588	$10.42	4.20 years	$2,859
Granted 3rd quarter 2007	-	-	-	-
Exercised 3rd quarter 2007	(16,500)	(511)	(17,011)	$9.78
Forfeited or expired 3rd quarter 2007	-	-	-	-
Outstanding at September 30, 2007	57,633	350,384	408,017	$14.81	6.00 years	$3,220
Exercisable at September 30, 2007	32,773	192,004	224,777	$10.57	3.91 years	$2,726

The total intrinsic value at September 30, 2007 of options exercised during 2007 was $487,761. The intrinsic value represents the fair market value of the shares at exercise of $976,429 (where fair market value is the prior month weighted average price) less the cost to the recipient to exercise which was $488,668. The tax benefits created by these exercises are allocated to additional paid in capital and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

The following summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	32,704	4.29	$6.75	32,704	$6.75
$7.01 to $10.00	120,098	1.98	$8.59	120,098	$8.59
$10.01 to $15.00	40,535	6.47	$13.45	33,335	$13.40
$15.01 to $19.00	39,900	6.55	$15.33	18,600	$15.33
$19.01 to $23.00	174,780	8.85	$20.79	20,040	$19.57

	408,017	6.00	$14.81	224,777	$10.57

A summary of the status of the Company’s non-vested shares as of September 30, 2007 and changes during the quarter ended September 30, 2007, is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Non-vested Shares	Shares	Shares	Shares	Fair Value

Non-vested at January 1, 2007	23,430	119,730	143,160	$4.74
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-

Non-vested at March 31, 2007	23,430	119,730	143,160	$4.74
Granted	14,000	73,800	87,800	$6.62
Vested	(9,870)	(30,650)	(40,520)	$4.24
Forfeited	-	-	-	-

Non-vested at June 30, 2007	27,560	162,880	190,440	$5.71
Granted	-	-	-	-
Vested	2,700	4,500	7,200	$3.41
Forfeited	-	-	-	-

Non-vested at September 30, 2007	24,860	158,380	183,240	$5.80

As of September 30, 2007 there was $663,907 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the quarter ended September 30, 2007 was $24,552.

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

Net periodic expense for the SERP for the three months and nine months ending September 30, 2007, is as follows:

	For the three months	For the nine months
	ended September 30, 2007	ended September 30, 2007
Service cost	$120,749	$362,247
Interest cost	71,150	213,450
Expected return on plan assets	-	-
Amortization of Net Obligation at	-	-
Transition
Amortization of Prior Service Cost	-	-
Recognized Net Actuarial (Gain)/Loss	-	-
Net Periodic Benefit Cost	$191,899	$575,697

4 .  Basic and Diluted Earnings per Share (EPS)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS computation	$3,197	$3,028	$9,561	$7,971
Numerator - net Iincome (in thousands)
Denominator - weighted average	7,161,814	7,143,946	7,158,156	7,183,253
common shares outstanding
Basic EPS	$.45	$.42	$1.34	$1.11

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Diluted EPS computation	$3,197	$3,028	$9,561	$7,971
Numerator - net income (in thousands)
Denominator - weighted average	7,161,814	7,143,946	7,158,156	7,183,253
common shares outstanding
Effect of dilutive stock options	122,087	106,403	126,320	123,647
Weighted average common shares	7,283,901	7,250,349	7,284,476	7,306,900
and common stock equivalents
Diluted EPS	$.44	$.42	$1.31	$1.09

5 .  Cash Dividends

On July 18, 2007, the Board of Directors declared the thirty fourth consecutive quarterly cash dividend, paid on August 10, 2007. The dividend of eight and a half cents per share was paid to all shareholders of record as of July 30, 2007. On October 17, 2007, the Board of Directors declared the thirty fifth consecutive quarterly cash dividend, payable on November 9, 2007. The dividend of eight and a half cents per share is payable to all shareholders of record as of October 29, 2007.

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

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company will have the opportunity to refinance or prepay without penalty the junior subordinated debentures issued by FCFG Capital Trust II in April 2008 and WCB Capital Trust I in December 2008. Because the Company anticipates fair value treatment for the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159 the Company recorded a cumulative effect adjustment of $428,000 net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222,000 of the $428,000 change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for remaining $206,000. In the first nine months of 2007 the Company recognized other operating income totaling $1,029,000 associated with the change in fair value of the junior subordinated debentures.

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

Liabilities measured at fair value on a recurring basis as of September 30, 2007.

	Quote Prices in	Significant Other	Significant	Balance as of
	Active Markets for	Observable	Unobservable	September 30,
(dollars in thousands)	Identical Assets	Inputs	Inputs	2007
	(Level 1)	(Level 2)	(Level 3)

Financial Liabilities
Junior subordinated debentures at fair
value		21,994		21,994

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
		Retained Earnings loss

Liabilities
FCFG Capital Trust I [1]	$13,403	$137	$13,540
FCFG Capital Trust II1	6,186	131	6,317
WCB Capital Trust [2]	3,093	73	3,166
Pre-tax cumulative effect of adopting fair
value accounting	$22,682	$341	$23,023
After-tax cumulative effect of adopting fair
value accounting		$222

__________________________________
(1) FCFG stands for First Community Financial Group, the name of the holding company prior to the re-branding of the Company and the change of the name to Venture Financial Group, Inc.
(2) WCB stands for Washington Commercial Bancorp, the parent company of Redmond National Bank, acquired by Venture Financial Group, Inc.

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the nine months ended September 30, 2007.

(dollars in thousands)	Carrying Value of	Fair Value	Carrying Value	Other non-	Total changes in
	Instrument at	Measurements at	of Instrument at	interest	fair value
	January 1, 2007	September 30, 2007	September 30,	(income)	included in
		using significant	2007 (After	expense	current period
		other observable	Adoption of		earnings
		inputs (Level 2)	SFAS No. 159

Liabilities
FCFG Capital Trust I [1]	$13,540	$(138)	$0	$(138)	$(138)
FCFG Capital Trust II1	6,317	(113)	6,204	(113)	(113)
WCB Capital Trust [2]	3,166	(69)	3,097	(69)	(69)
VFG Capital Trust I	0	(709)	12,693	(709)	(709)
Total	$23,023	$(1,029)	$21,994	$(1,029)	$(1,029)

Item 2 Management's Discussion of Results of Operations and Analysis of Financial Condition

You should read the following discussion and analysis of our Results of Operations and Financial Condition together with our financial statements and related notes appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2006. After Forward-Looking Information and the Summary of Critical Accounting Estimates and Accounting Policies the analysis of the Results of Operations and Financial Condition will be discussed. The analysis includes a comparison of the three month ended September 30, 2007 and 2006 followed by a comparison of the nine months ended September 30, 2007 and 2006.

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

Income Taxes. Deferred tax assets and liabilities result from differences between financial statement recorded amounts and the tax basis of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled under the liability method. The accounting for uncertainty in income taxes requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach. This approach was effective beginning January 1, 2007.

For additional information regarding income taxes, see Note 11 to our audited Consolidated Financial Statements for the year ended December 31, 2006 and Note 1--“Recent Accounting Pronouncements”.

Securities Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this requires “a critical accounting estimate” in that the fair market value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a third-party vendor to assist with the determination of estimated fair values using quoted values of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

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

For additional information regarding fair value and the level of pricing transparency associated with financial instruments carried at fair value, see Note 8 to our unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2007.

Results of Operations

Our results of operations depend primarily on net interest income, which is the difference between interest income, primarily from loans and investments, and interest expense from interest bearing liabilities, predominately deposits and borrowed funds. Changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively. Other factors that determine the level of net income include fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, fees and net gains on the sale of mortgage loans, net gains on sale of available for sale securities and income from bank owned life insurance. Non-interest expense consists primarily of employee compensation and benefits, occupancy and equipment and their related depreciation expense, and other operating expenses.

The following discussion of our results of operations compares the three months ended September 30, 2007 to the three months ended September 30, 2006, and is followed by a comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Comparison of three months ended September 30, 2007 and 2006

(dollars in thousands except per share data)	For the three months ended
	September 30,

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Interest income	$20,829	$17,890	$2,939	16.4%
Interest expense	10,585	8,101	2,484	30.7%

Net interest income	10,244	9,789	455	4.6%
Provision for credit losses	375	400	(25)	-6.3%

Net interest income after provision for credit losses	9,869	9,389	480	5.1%
Non-interest income	3,110	2,237	873	39.0%
Non-interest expense	8,217	7,195	1,022	14.2%

Income before provision for income taxes	4,762	4,431	331	7.5%
Provision for income taxes	1,565	1,403	162	11.5%

Net income	$3,197	$3,028	$169	5.6%

Earnings per share—basic	$0.45	$0.42	$0.03	7.1%
Earnings per share—diluted	$0.44	$0.42	$0.02	4.8%
Efficiency ratio	61.14%	59.10%
Return on average equity	14.99%	15.52%
Return on average assets	1.16%	1.29%

The 5.6% increase in net income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is attributable primarily to an increase in net interest income of $455 thousand as well as an increase in non-interest income of $873 thousand, partially offset by an increase in non-interest expense of $1 million. The increase in net interest income was mainly the result of a 16.3% increase in average earning assets to $1 billion at September 30, 2007 compared to $859.5 million at September 30, 2006. Our average interest bearing liabilities of $750.2 million at September 30, 2007 increased from $618.3 million at September 30, 2006. Our return on average equity was 14.99% and return on average assets was 1.16% for the three months ended September 30, 2007 compared to 15.52% and 1.29%, respectively, for the three months ended September 30, 2006.

Net Interest Income and Net Interest Margin. Net interest income increased for the period by 4.6% or $455 thousand million to $10.2 million for the quarter ended September 30, 2007 compared to $9.8 million for the quarter ended September 30, 2006.

The average pre-tax yield on interest-earning assets decreased to 8.11% in the third quarter of 2007 from 8.26% for the same period in 2006, a decrease of 15 basis points. The decrease in the average rate earned on our interest-earning assets resulted primarily from a decrease in loan yields including interest and fees, which decreased 13 basis points to 8.87% from 9.00% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, respectively. This was partially offset by an increase in yields on securities which increased 79 basis points to 6.01% for the three months ended September 30, 2007 compared to 5.22% for the three months ended September 30, 2006.

The cost of our average interest-bearing deposits increased to 4.52% for the third quarter of 2007 from 4.04% in the same period in 2006, an increase of 48 basis points. The majority of our deposits are short-term and reprice within a 12-month period.

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of September 30, 2007, public fund deposits were $168.8 million, or 19.8% of our total deposits of $854.7 million, compared to $88.2 million, or 11.7% of our total deposits of $751.0 million at September 30, 2006. Wholesale CDs were $140.3 million, or 16.4% of our deposits at September 30, 2007, compared to $93.3 million, or 12.4% of our deposits at September 30, 2006. Our borrowings increased $75.5 million from $57.7 million at September 30, 2006 to $133.2 million at September 30, 2007.

Our average rate on interest-bearing deposits increased to 4.52% for the three months ended September 30, 2007 from 4.04% for the same period in 2006. Our average rate on total deposits (including non-interest bearing deposits) increased to 3.97% for the three months ended September 30, 2007 from 3.45% for the three months ended September 30, 2006. Other borrowing rates declined to 5.14 % from 5.53% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Our net interest margin for the three months ended September 30, 2007 was 3.99% down from 4.52% for the three months ended September 30, 2006, due in part to funding earning asset growth with higher cost deposits and in part to an increase of securities in our asset mix which typically are at lower stated interest rates. Net income increased during the third quarter of 2007 because of the higher volume of earning assets even with the reduced margin. Strategically, management uses balance sheet leverage to maximize net income.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Three months ended
			September 30,

	2007			2006

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates(3)	Balance	(Expense)	Rates(3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$750,479	$16,772	8.87%	$692,362	$15,700	9.00%
Federal funds sold	2,928	38	5.15%	6,171	73	4.69%
Investment securities (2)	265,265	4,019	6.01%	160,919	2,117	5.22%

Total earning assets and interest income	1,018,672	20,829	8.11%	859,452	17,890	8.26%
Other assets:
Cash and due from banks	14,785			15,295
Bank premises and equipment	31,579			23,998
Other assets	47,744			48,990
Allowance for credit losses	(9,306)			(8,239)

Total assets	$1,103,474			$939,496

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$357,860	($3,555)	3.94%	$269,291	($2,174)	3.20%
Time deposits	392,300	(4,997)	5.05%	349,023	(4,119)	4.68%

Total interest bearing deposits	750,160	(8,552)	4.52%	618,314	(6,293)	4.04%
Other borrowings	156,773	(2,033)	5.14%	129,757	(1,808)	5.53%

Total interest bearing liabilities and interest expense	906,933	(10,585)	4.63%	748,071	(8,101)	4.30%

Non interest bearing liabilities	104,831			106,209
Other liabilities	6,381			7,186
Shareholders equity	85,329			78,030

Total liabilities and shareholders equity	$1,103,474			$939,496

Net interest income		$10,244			$9,789

Net interest margin as a percent of average earning assets			3.99%			4.52%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $946 thousand and $1,026 thousand are included in interest for the three months ended
September 30, 2007 and 2006, respectively.
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

	Three months ended September 30, 2007
(dollars in thousands)	Compared to three months ended September 30, 2006
Interest earned on:	Total Change	Rate	Volume
Loans	$1,072	$(1,378)	$2,450
Federal Funds sold and deposits in banks	(35)	42	(77)
Investment Securities	1,902	361	1,541
Total interest income	2,939	(975)	3,914

Interest paid on:
Savings, NOW, MMDA	1,381	569	812
Time Deposits	878	343	535
Other Borrowings	225	(690)	915
Total interest expense	2,484	222	2,262

Net Interest income	$455	$(1,197)	$1,652

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the three months ended September 30, 2007 was $375 thousand compared to $400 thousand for the three months ended September 30, 2006. Net charge-offs for the third quarter of 2007 totaled $26 thousand compared to $45 thousand in recoveries for the same period in 2006.

We have not identified any other significant potential problem loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of their loans.

For the quarter ended September 30, 2006 and September 2007, the provision expense primarily reflects the growth of our loan portfolio, our assessment of the potential impact on our region of the national economic trends, and our concentration in real estate lending. Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the three months ended
	September 30,

			Increase/	Percentage
(dollars in thousands)	2007	2006	(Decrease)	Change

Non-Interest Income
Service charges on deposit accounts	$1,040	$990	$50	5.1%
Origination fees and net gains on loans held for sale	376	501	(125)	-25.0%
Net gain (loss) on sale of securities	-	5	(5)	-100.0%
Income from bank owned life insurance	186	153	33	21.6%
Gross income from Venture Wealth Management	134	301	(167)	-55.5%
Change in market value of junior subordinated
debentures	821	0	821	N/A
Other non-interest income	553	287	266	92.7

Total non-interest income	$3,110	$2,237	$873

Total non-interest income increased $900 thousand or 40.9% to $3.1 million for the three months ended September 30, 2007 compared to $2.2 million for the three months ended September 30, 2006. The largest component for the change in non-interest income is due primarily to an $821 thousand increase associated with the change in fair value of the junior subordinated debentures. Service charge income remained steady for the third quarter of 2007 compared to the third quarter of 2006. Residential mortgage volume declined moderately, providing fee income of $376 thousand for the third quarter of 2007 compared to $501 thousand for the third quarter of 2006 due to turmoil in the mortgage markets in the third quarter. Venture Wealth Management gross income declined to $134 thousand for the three months ended September 30, 2007 compared to $301 thousand for the three months ended September 30, 2006 due to personnel changes.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	For the three months ended
	September 30,

			Increase/	Percentage
(dollars in thousands)	2007	2006	(Decrease)	Change

Non-Interest Expense
Salaries and employee benefits	$4,444	$4,311	$133	3.1%
Occupancy and equipment	1,253	989	264	26.7%
Advertising / public relations	506	424	82	19.3%
Amortization of intangible assets	72	72	--	--
Office supplies, telephone and postage	266	212	54	25.5%
Director fees	40	49	(9)	-18.4%
Expense from foreclosed assets	18	(2)	20	-1000.0%
Washington State excise tax	340	315	25	7.9%
Other non-interest expense	1,278	825	453	54.9%

Total non-interest expense	$8,217	$7,195	$1,022

Total non-interest expense increased 13.9% or $1 million to $8.2 million for the three months ended September 30, 2007 compared to $7.2 million for the same period in 2006. Other non-interest expense increased $453 thousand primarily to the expensing of $383 thousand costs related to the recent S-1 filing. Occupancy and equipment expenses increased $264 thousand due to the move into new administrative offices and adding two financial centers. The additional change is due to increased salaries and benefits of $133 thousand. This was largely due to adding employees to accommodate future growth. The number of full time equivalent employees increased to 258 at September 30, 2007 compared to 238 at September 30, 2006.

Provision for Income Taxes. We recorded tax provisions of $1.6 million for the three months ended September 30, 2007 compared to $1.4 million for the three months ended September 30, 2006. Our effective tax rate was approximately 32.9% for the three months ended September 30, 2007 and approximately 31.7% for three months ended September 30, 2006. We expect our effective tax rate to range between 30% and 34% for the remainder of 2007 depending on our mix of assets.

Comparison of the Nine Months Ended September 30, 2007 and 2006

	For the nine months ended
	September 30,

(dollars in thousands except per share data)	2007	2006	Increase/	Percentage
			(Decrease)	Change

Interest income	$58,967	$46,339	$12,628	27.3%
Interest expense	29,422	20,265	9,157	45.2%

Net interest income	29,545	26,074	3,471	13.3%
Provision for credit losses	1,125	700	425	60.7%

Net interest income after provision for credit losses	28,420	25,374	3,046	12.0%
Non-interest income	7,940	6,487	1,453	22.4%
Non-interest expense	22,524	19,847	2,677	13.5%

Income before provision for income taxes	13,836	12,014	1,822	15.2%
Provision for income taxes	4,275	4,043	232	5.7%

Net income	$9,561	$7,971	$1,590	19.9%

Earnings per share--basic	$1.34	$1.11	$0.23	20.7%
Earnings per share--diluted	$1.31	$1.09	$0.22	20.2%
Efficiency ratio	59.66%	59.98%
Return on average equity	14.88%	13.72%
Return on average assets	1.21%	1.24%

Our net income grew by 20.0% or $1.6 million to $9.6 million for the nine months ended September 30, 2007 as compared to $8.0 million for the nine months ended September 30, 2006. The increase in net income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is attributable primarily to an increase in net interest income of $3.5 million as well as an increase in non-interest income of $1.5 million, partially offset by an increase in non-interest expense of $2.7 million. The increase in net interest income was mainly the result of an increase in average earning assets to $969.7 million at September 30, 2007 compared to $778.8 million at September 30, 2006. This was partially offset by the increase in our average interest bearing liabilities of $855.6 million at September 30, 2007 compared to $673.4 million at September 30, 2006. Our return on average equity was 14.88% and return on average assets was 1.21% for the nine months ended September 30, 2007 compared to 13.72% and 1.24%, respectively, for the nine months ended September 30, 2006.

Net Interest Income and Net Interest Margin. Net interest income for the nine months ended September 30, 2007 increased over the nine months ended September 30, 2006 by $3.4 million or 13.0% to $29.5 million from $26.1 million. During the first half of 2006, the Federal Reserve increased its targeted federal funds rate by 125 basis points to 5.25%, where it remained through the first half of 2007. On September 18 the Federal Reserve decreased its targeted federal funds rate by 50 basis points to 4.75% . The prime rate, as published in The Wall Street Journal, is based on a survey of what the 30 largest banks charge their customers. In recent years, the prime rate has moved in lockstep at a 300 basis point margin above the federal funds rate. The published prime rate is used as a base index on many of our loans. As of September 30, 2007 $373 million of our loans are eligible to reprice immediately..

For the nine months ended September 30, 2007 net interest margin decreased to 4.07% as compared to 4.48% for the same period in 2006. The 41 basis point decrease in net interest margin was the result of repricing of deposits up in a higher rate environment in 2007 as compared to 2006 as well as the change in mix of assets.

The largest component of interest income is interest earned on loans. Total interest income earned from loans for the nine months ended September 30, 2007 increased by $7.6 million compared to the same period in 2006. The average balance of our loan portfolio increased by $85.4 million; to $738.4 million at September 30, 2007 from $653.1 million at September 30, 2006, resulting in an increase of $5.6 million in our interest income. The yield on our loans increased by 40 basis points for the nine months ended September 30, 2007 compared to the same period in 2006, resulting in an increase of $2.0 million in interest income.

Interest earned on federal funds sold and interest bearing deposits in other banks decreased by $132 thousand in the first nine months of 2007 over the prior year. The most significant reason for this decrease was the change in average volume to $2.4 million from $6.4 million, generating a decrease in interest income in the amount of $170 thousand. We shifted the funds to higher yielding assets. The yield on federal funds sold increased for the same period to 5.21% from 4.66% resulting in an increase in interest income of $38 thousand. Interest earned on investments increased by $5.1 million in the first nine months of 2007 over the prior year primarily due to an increase in volume of debt securities which went to an average balance of $228.9 million at September 30, 2007 from $119.4 million at September 30, 2006, providing an increase in interest income of $4.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The yield on investments increased to 5.69% (Tax equivalent yield of 6.14%) from 5.16% providing an increase of $510 thousand in interest income from September 30, 2007 compared to September 30, 2006.

Interest expense on deposits increased by $9.1 million for the first nine months in 2007 compared to the first nine months in 2006, from $14.4 million to $23.5 million. This increase was due to the increase in the average balance of our interest bearing deposits to $707.8 million at September 30, 2007 from $524.8 million at September 30, 2006, resulting in an increase of $5.1 million in interest expense. The average rate on deposits increased to 4.44% for the first nine months in 2007 from 3.68% in the first nine months of 2006 which resulted in an increase of $4.0 million in interest expense.

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of September 30, 2007, public fund deposits were $168.8 million, or 19.8% of our total deposits of $854.7 million, compared to $88.2 million, or 11.7% of our total deposits of $751.0 million at September 30, 2006. Wholesale CDs were $140.3 million, or 16.4% of our deposits at September 30, 2007 compared to $93.3 million, or 12.4% of our deposits at September 30, 2006. Our borrowings increased $75.5 million from $57.7 million at September 30, 2006 to $133.2 million at September 30, 2007.

Interest expense on other borrowings had a modest increase of $87 thousand for the first nine months in 2007 compared to the first nine months in 2006, due to an increase in rates.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Nine months ended
			September 30,

		2007			2006

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates(3)	Balance	(Expense)	Rates(3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$738,420	$49,139	8.90%	$653,058	$41,506	8.50%
Federal funds sold	2,362	92	5.21%	6,421	224	4.66%
Investment securities (2)	228,929	9,736	5.69%	119,360	4609	5.16%

Total earning assets and interest income	969,711	58,967	8.13%	778,839	46,339	7.95%
Other assets:
Cash and due from banks	14,604			15,036
Bank premises and equipment	30,880			21,749
Other assets	48,202			52,905
Allowance for credit losses	(9,293)			(8,515)

Total assets	$1,054,104			$860,014

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$340,282	($9,789)	3.85%	$218,194	($4,066)	2.49%
Time deposits	367,484	(13,710)	4.99%	306,633	(10,363)	4.52%

Total interest bearing deposits	707,766	(23,499)	4.44%	524,827	(14,429)	3.68%
Other borrowings	147,846	(5,923)	5.36%	148,574	(5,836)	5.25%

Total interest bearing liabilities and interest expense	855,612	(29,422)	4.60%	673,401	(20,265)	4.02%

Non interest bearing liabilities	104,358			102,124
Other liabilities	8,433			7,038
Shareholders equity	85,701			77,451

Total liabilities and shareholders equity	$1,054,104			$860,014

Net interest income		$29,545			$26,074

Net interest margin as a percent of average earning assets			4.07%			4.48%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $2,772 thousand and $2,319 thousand are included in interest for the nine months ended September 30, 2007 and 2006, respectively.

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

	For the nine months ended September 30, 2007
(dollars in thousands)	compared to nine months ended September 30, 2006

Interest earned on:	Total Change	Rate	Volume
Loans	$7,633	$2,020	$5,613
Federal Funds sold and deposits in banks	(132)	38	(170)
Investment Securities	5,127	510	4,617
Total interest income	12,628	2,568	10,060

Interest paid on:
Savings, NOW, MMDA	5,723	2,821	2,902
Time Deposits	3,347	1,150	2,197
Other Borrowings	87	131	(44)
Total interest expense	9,157	4,102	5,055

Net Interest income	$3,471	$(1,534)	$5,005

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

The provision for loan losses for the nine months ended September 30, 2007 was $1,125 thousand compared to $700 thousand for the nine months ended September 30, 2006. Net charge-offs for the first three quarters of 2007 totaled $626 thousand compared to $592 thousand in net charge-offs for the same periods in 2006.

For the nine months ended September 30, 2006 and September 2007, the provision expense primarily reflects the growth of our loan portfolio, our assessment of the potential impact on our region of the national economic trends, and our concentration in real estate lending. Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the nine months ended
	September 30,

	2007	2006	Increase/	Percentage
(dollars in thousands)			(Decrease)	Change

Non-Interest Income
Service charges on deposit accounts	$2,995	$2,969	$26	0.9%
Origination fees and net gains on loans held for sale	1,241	1,383	(142)	-10.3%
Net gain on sale of securities	139	32	107	334.4%
Income from bank owned life insurance	701	472	229	48.5%
Gross income from Venture Wealth Management	462	633	(171)	-27.0%
Change in market value of junior subordinated
debentures	1,029	0	1,029	N/A
Other non-interest income	1,373	998	375	37.6%

Total non-interest income	$7,940	$6,487	$1,453

Total non-interest income increased $1.4 million or 21.5% to $7.9 million for the nine months ended September 30, 2007 compared to $6.5 million for the nine months ended September 30, 2006. The largest component for the change in non-interest income is due primarily to a $1 million increase associated with the change in fair value of the junior subordinated debentures. Attributable other increases in non-interest income were an increase in income of bank owned life insurance in the amount of $229 thousand and a $107 thousand increase in gain on sale of securities for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was partially offset by a decrease of $142 thousand in origination fees and net gains on loans held for sale due to a decline in a rate of loan origination growth in 2007 compared to 2006. Another factor was a decrease in gross income from Venture Wealth Management of $171 thousand for the nine months ended September 30, 2007 compared to the same period in 2006 due to personnel changes.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense.

	For the nine months ended
	September 30,

	2007	2006	Increase/	Percentage
(dollars in thousands)			(Decrease)	Change

Non-Interest Expense
Salaries and employee benefits	$12,238	$11,151	$1,087	9.7%
Occupancy and equipment	3,545	3,081	464	15.1%
Advertising / public relations	1,569	1,326	243	18.3%
Amortization of intangible assets	215	215	--	--
Office supplies, telephone and postage	767	647	120	18.5%
Director fees	117	134	(17)	-12.7%
Expense from foreclosed assets	29	20	9	45.0%
Washington State excise tax	1,026	762	264	34.6%
Other non-interest expense	3,018	2,511	507	20.2%

Total non-interest expense	$22,524	$19,847	$2,677

Total non-interest expense increased 13.6% or $2.7 million to $22.5 million for the nine months ended September 30, 2007 compared to $19.8 million for the nine months ended September 30, 2006. Salaries and benefits represent the largest component of non-interest expense, which increased $1.1 million, primarily due to adding employees to accommodate future growth. The number of full time equivalent employees increased to 258 as of September 30, 2007 compared to 238 at September 30 2006. Other non-interest expense increased $507 thousand is due primarily to expensing the costs related to the recent S-1 filing of $383 thousand. Occupancy costs and equipment expenses increased $464 thousand for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 due to the building and relocation of the administrative offices and the addition of two new financial centers.

Provision for Income Taxes. We recorded tax provisions of $4.3 million for the nine months ended September 30, 2007 compared to $4.0 million for the nine months ended September 30, 2006. Our effective tax rate was approximately 30.9% for the nine months ended September 30, 2007 and approximately 33.7% for the nine months ended September 30, 2006. The effective tax rate in 2007 has been lower than our historical effective tax rate primarily due to an overall increase in permanent tax differences and an adjustment to reflect the re-evaluation of our taxes payable. We expect our effective tax rate to range between 30% and 34% for the remainder of 2007 depending on our mix of assets.

Financial Condition

Our total consolidated assets at September 30, 2007 were $1.1 billion and $978.1 million at December 31, 2006 a growth increase of 12.5% . Total deposits at September 30, 2007 were $854.7 million and $771.3 million at December 31, 2006.

Loans
Total loans and loans held for sale at September 30, 2007 and December 31, 2006 were $756.0 million and $716.1 million respectively, an increase of $39.9 million or 5.6% . Our loan growth has been focused in commercial real estate and real estate construction lending.

The following table sets forth the relative composition of our loan portfolio at the end of the periods indicated:

	September 30, 2007		December 31, 2007		Percent Change
(dollars in thousands)
Commercial	$80,396	10.6%	$75,017	10.5%	7.2%
Real Estate
Residential 1-4	41,394	5.4%	40,371	5.6%	2.5%
Commercial	263,926	34.9%	276,637	38.6%	(4.6%)
Construction	357,251	47.3%	305,606	42.7%	16.9%
Consumer	8,834	1.2%	13,822	1.9%	(36.1%)

Total Loans	751,801	99.4%	711,453	99.4%	5.7%
Loans Held for Sale	4,178	0.6%	4,642	0.6%	(10.0%)

Total Loans and Loans Held for Sale	$755,979	100.0%	$716,095	100%	5.6%

The following tables show the amounts of loans as of September 30, 2007 and December 31, 2006. Of the loans maturing after one year, as of September 30, 2007, $95.9 million had fixed interest rates and $242.2 million had adjustable interest rates, and as of December 31, 2006, $68 million had predetermined or fixed interest rates and $264 million had floating or adjustable interest rates. As of September 30, 2007, 75.6% of our floating rate loans were tied to the prime rate.

As of September 30, 2007:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$58,510	$15,960	$5,926	$80,396
Real Estate
Residential 1-4	14,567	11,479	15,348	41,394
Commercial	56,855	69,943	137,128	263,926
Construction	280,069	66,313	10,869	357,251
Consumer and other	3,731	1,706	3,397	8,834

Total	$413,732	$165,401	$172,668	$751,801

As of December 31, 2006:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$52,568	$13,182	$9,267	$75,017
Real Estate
Residential 1-4	22,046	6,448	11,877	40,371
Commercial	71,155	53,191	152,291	276,637
Construction	259,814	41,913	3,879	305,606
Consumer and other	8,288	2,040	3,494	13,822

Total	$413,871	$116,774	$180,808	$711,453

Concentrations. As of September 30, 2007, in management’s judgment, a concentration of loans existed in real estate related loans. At September 30, 2007, our portfolio was centered in real estate loans with construction loans at 47.3% of the portfolio, commercial real estate loans at 34.9% and residential 1-4 family units at 5.4% . Although management believes the loans within the real estate related concentration have no more than the normal risk of collection ability, a substantial decline in the performance of the economy, in general, or a decline in real estate values in our market areas, in particular, could have an adverse impact on collection ability, increase the level of real estate related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

	September 30,	December 31,
(dollars in thousands)	2007	2006

Non-accrual loans	$1,822	$691
Accruing loans past due 90 days or more	--	--
Total non-performing loans (NPLs)	1,822	691
Foreclosed real estate	68	34
Other assets	--	--

Total non-performing assets (NPAs)	$1,890	$725

Selected ratios
NPLs to total loans	0.24%	0.10%
NPAs to total loans and foreclosed real	0.25%	0.10%
estate
NPAs to total assets	0.17%	0.07%

Impaired and Non-accrual Loans. These loans generally are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. We typically classify these loans as Substandard, Doubtful, or Loss. Impaired loans, specifically Substandard or Doubtful loans, may not be on non-accrual status as we continue to accrue interest if borrowers continue to make payments. The category “impaired loan” is broader than the category “non-accrual loan,” although the two categories overlap. Non-accrual loans are those loans on which the accrual of interest is discontinued when collection ability of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to categorize a loan as impaired due to payment delinquency or uncertain collection ability, and will closely monitor the loan to ensure performance and collection of amounts due in accordance with the original contractual terms of the loan.

The following table summarizes our non-accrual loans at the periods indicated. Non-accrual loans with valuation allowance refers to the portion of our total non-accrual loans that have been identified as having loss exposure and have a specific amount set aside for them in the Allowance. We refer to the specific amount set aside for these loans as the allocation of the Allowance.

(dollars in thousands)
	At September 30,	At December 31,
	2007	2006
Total non-accrual loans	$1,822	$691
Non-accrual loans with valuation allowance	$1,502	$365
Allocation of allowance for credit losses	$559	$116

Gross interest income of $52 thousand would have been recorded for the nine months ended September 30, 2007 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination. Interest income on these loans was not included in net income in 2007.

As of September 30, 2007, we had no loans not disclosed as non-accrual loans as to which we had serious doubts about the ability of the borrower to comply with the loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

Foreclosed Real Estate. As of September 30, 2007, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. As of December 31, 2006, we held one foreclosed property carried at $34 thousand. Valuation occurs when a property is foreclosed upon, and at least annually thereafter. We typically use the lesser of an appraised value or tax assessed value to establish the carrying values. For the properties noted, we have used assessed value due to the relative amounts involved. The change over the two periods reflected a second property being foreclosed upon, with the December 31, 2006 property included in the September 30, 2007 balance.

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

(dollars in thousands)	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2007	2006
Balance at beginning of period	$8,917	$8,434
Provision for credit losses	1,125	1,075

Charge-offs:
Commercial	(568)	(804)
Real Estate Mortgage and Construction	(44)	-
Consumer	(32)	(49)

Total charge-offs	(644)	(853)

Recoveries:
Commercial	3	128
Real Estate Mortgage and Construction	10	-
Consumer	5	133

Total recoveries	18	261

Net charge-offs	(626)	(592)

Balance at end of period	$9,416	$8,917
Gross loans	$755,979	$716,095
Average loans	$738,420	$668,443
Non-performing loans	$1,822	$691

Selected ratios:

Net charge-offs	(0.09)%	(0.09)%
Provision for credit losses to average loans	1.28%	0.16%
Allowance for credit losses to loans outstanding at end
of period	1.25%	1.25%
Allowance for credit losses to non-performing loans	517%	1290%

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

The following table indicates management’s allocation of the allowance for credit losses among major loan categories:

	September 30,		December 31,
(dollars in	2007		2006
thousands)
	Amount	% of Total	Amount	% of Total
		Allowance		Allowance
Commercial	$1,058	11.2%	$1,791	20.1%
Real Estate
Commercial	3,121	33.1%	2,478	27.8%
Construction	3,912	41.6%	2,088	23.4%
Residential	165	1.8%	519	5.8%
Consumer	201	2.1%	44	0.5%
Unallocated	959	10.2%	1,997	22.4%

Total	$9,416	100.0%	$8,917	100.0%

We consider many factors to determine the amount and allocation of the Allowance, centered on overall portfolio performance by loan category/type, local and national economic trends, and assessments of categories of collateral. This information is measured against the current allocation and our historical loss record for the previous seven-year period to aid in assessing the adequacy of the Allowance.

For commercial banks, the Commercial and Industrial (C&I) loans that are not secured by real estate generally represent the highest risk category based on our past experience. This portfolio made up approximately 12.5% of our total loans as of September 30, 2007. While the majority of our historical loan charge-offs have occurred in this portfolio, we believe the Allowance allocation is adequate.

Our commercial real estate loans are a mixture of new and seasoned properties, generally retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan-to-value ratio of up to 80% with a minimum debt coverage ratio of 1.20:1. Our grading system allows our loan portfolio, including real estate, to be ranked across three “pass” risk grades, i.e. 1’s, 2’s and 3’s. Generally, the real estate loan portfolio is rated as a Grade 3, reflective of the overall quality of the existing portfolio, notwithstanding the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk.

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

Investment Portfolio

The carrying value of our investment securities at September 30, 2007 totaled $281.0 million compared to $162.4 million at December 31, 2006. We purchased $182.5 million in securities in the first three quarters, which was offset by maturities, principal pay downs, and sales totaling $57.3 million. We adjusted the portfolio mix during the nine months ended September 30, 2007 to include additional mortgage-backed, corporate and equity securities. The risk weighting of securities are considered in purchase decisions to maximize the utilization of capital.

The recorded amounts of investment securities held by us and their fair value at the dates indicated are set forth in the following table:

			Gross	Gross
			Unrealized	Unrealized
(dollars in thousands)		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value

Securities Available-for-sale
September 30, 2007
U. S. Government and agency securities	$-	$-	$-	$-	$-
Mortgage-backed securities	189,758	706	2,584	466	187,414
Municipal securities	16,872	109	316	-	16,665
Corporate Securities	44,736	-	2,144	-	42,592
Equity securities	26,506	-	2,172	-	24,334

	$277,872	$815	$7,216	$466	$271,005

Securities Held-to-maturity
September 30, 2007
Corporate Securities	$10,000	$-	$100	$-	$9,900

December 31, 2006
U.S. Government and agency securities	$3,974	$15	$22	$-	$3,967
Mortgage backed securities	127,790	1,145	909	-	128,026
Municipal securities	29,631	796	10	-	30,417
Equity securities	37	-	-	-	37

	$161,432	$1,956	$941	$-	$162,447

The following tables show the stated maturities and weighted average yields of investment securities held by us at September 30, 2007 and December 31, 2006:

			September 30, 2007
(dollars in thousands)	Held-to-Maturity Securities			Available-For-Sale Securities
			Weighted				Weighted
	Amortized	Fair	Average	Amortized	Fair		Average
	Cost	Value	Yield	Cost	Value	Yield	(1)

Due in one year or less	$-	$-	-%	$85	$85		7.07%
Due after one year through five
years	-	-	-%	889	898		7.87%
Due after five years through ten
years	-	-	-%	470	488		9.80%
Due after ten years	10,000	9,900	9.99%	60,164	57,786		7.39%
No maturity investment	-	-	-%	26,506	24,334		5.57%
Mortgage backed securities	-	-	-%	189,758	187,414		4.59%

Total	$10,000	$9,900		$277,872	$271,005

(1) Weighted average yield is reported on tax-equivalent basis.

			December 31, 2006
(dollars in thousands)	Held-to-Maturity Securities			Available-For-Sale Securities
			Weighted				Weighted
	Amortized	Fair	Average	Amortized	Fair Value		Average
	Cost	Value	Yield	Cost		Yield	(1)

Due in one year or less	$-	$-	-%	$1,085	$1,084		4.15%
Due after one year through five years	-	-	-%	1,796	1,786		5.17%
Due after five years through ten years	-	-	-%	2,404	2,440		5.39%
Due after ten years	-	-	-%	28,320	29,074		6.41%
No maturity investment	-	-	-%	37	37		5.38%
Mortgage backed securities	-	-	-%	127,790	128,026		5.83%

Total	$-	$-		$161,432	$162,447

(1) Weighted average yield is reported on tax-equivalent basis.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Deposits

Total deposits were $854.7 million at September 30, 2007 compared to $771.3 million at December 31, 2006. During 2007 and 2006 we looked to wholesale brokered deposits to augment local customer deposits. We increased brokered deposits by $50.9 million during the first nine months of 2007. As part of our strategy, in 2006 and 2007 we also expanded our market share of public fund deposits, which represented 19.8% of our total deposits at September 30, 2007 up from 17.1% at December 31, 2006. Interest-bearing deposits are comprised of money market accounts or MMDA, interest-bearing checking accounts, or NOW, savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.

The following table presents average balances not total balances as discussed above. Our average balances of deposits and average interest rates paid for the periods indicated are summarized in the following table.

		September 30, 2007			December 30, 2007
(dollars in thousands)	Average	% of	Weighted	Average	% of	Weighted
	Balance	Total	Average Rate	Balance	Total	Average Rate

Non-interest checking	$104,358	12.9%	-	$103,058	15.6%	-
NOW and MMDA	317,245	39.1%	4.01%	214,246	32.4%	3.88%
Savings accounts	23,037	2.8%	4.30%	25,015	3.8%	0.54%
Time deposits	367,484	45.2%	5.04%	318,054	48.2%	4.81%

Total	$812,124	100.0%		$660,373	100.0%

The following table shows the maturities of our time deposits:

		September 30, 2007
(dollars in thousands)	Under	$100,000
	$100,000	and over	Total

0-90 days	$20,705	$41,094	$61,799
91-180 days	51,480	72,916	124,396
181-365 days	62,970	83,622	146,592
Over 1 year	7,697	38,878	46,575

	$142,852	$236,510	$379,362

Borrowings

Short term borrowings increased $59.7 million, or 178.2%, to $93.2 million in the nine months ended September 30, 2007 compared to $33.5 million at December 31, 2006. Short-term borrowings represent Federal Funds Purchased, borrowings from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, all of which are normally maturing within one year.

The following table sets forth information concerning short-term borrowings at the periods indicated:

	September 30,	December 31, 2006
	2007
Average balance during period	$103,479	$82,815
Average interest rate during period	4.73%	4.39%
Maximum month-end balance during the year	132,628	118,010
Weighted average rate at period end	5.09%	4.78%
Balance at period end	$124,590	$53,070

Contractual Obligations and Off-Balance Sheet Arrangements

Long-term borrowings include junior subordinated debentures. The following tables show the long-term borrowings and contractual obligations as of September 30, 2007 and December 31, 2006:

			September 30, 2007
(dollars in thousands)			Payments Due by Period
		After One	After Three	More Than
		But Within	But Within	Five
Contractual Obligations	Less Than	Three Years	Five Years	Years
	One Year				Total
Citigroup Repurchase Agreements	$-	$-	$-	$-	$-
FHLB Term Advances	-	-	40,000	-	40,000
Junior subordinated debentures (at fair value)	-	-	-	21,994	21,994
Premise leases	678	1,161	1,226	6,613	9,678

Total contractual obligations	$678	$1,161	$41,226	$28,607	$71,672

			December 31, 2006
(dollars in thousands)			Payments Due by Period
		After One	After Three	More Than
		But Within	But Within	Five
Contractual Obligations	Less Than	Three Years	Five Years	Years
	One Year				Total
Citigroup Repurchase Agreements	$-	$14,000	$-	$-	$14,000
FHLB Term Advances	-	20,000	-	-	20,000
Junior Subordinated Debentures	-	-	-	22,682	22,682
Premise Leases	765	1,291	1,304	7,127	10,487

Total Contractual Obligations	$765	$35,291	$1,304	$29,809	$67,169

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments include unfunded commitments to extend credit and standby letters of credit. The following table summarizes our commitments at the periods indicated:

(dollars in thousands)	September 30,	December 31,
	2007	2006

Unfunded commitments to extend credit
Real estate secured	$152,021	$161,245
Credit card lines	3,190	3,059
Other	63,802	70,356

Total commitments to extend credit	$219,013	$234,660

Standby letters of credit	$670	$799

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

	Regulatory Requirements
	(Greater than or equal to
	stated percentage)		Actual at September 30, 2007

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	8.36%	8.43%
Tier 1 risk-based capital	4.00%	6.00%	9.62%	9.69%
Total risk-based capital	8.00%	10.00%	10.68%	10.75%
	Regulatory Requirements
	(Greater than or equal to
	stated percentage)		Actual at December 31, 2006

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	9.32%	9.44%
Tier 1 risk-based capital	4.00%	6.00%	10.15%	10.27%
Total risk-based capital	8.00%	10.00%	11.27%	11.39%

We were well capitalized at both Venture Bank and Venture Financial Group, Inc. at September 30, 2007 and December 31, 2006 for federal regulatory purposes.

In order to manage our capital position more efficiently, we have formed statutory trusts for the sole purpose of issuing trust preferred securities. We had junior subordinated debentures with a fair value of $22.0 million at September 30, 2007 and carrying value of $22.6 million at December 31, 2006. At September 30, 2007, 100% of the total issued amount, had interest rates that were adjustable on a quarterly basis based on a spread over LIBOR. In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which reprices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

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

At September 30, 2007, cash and cash equivalents, federal funds sold and all securities available for sale totaled $290.0 million of which $169.1 million was pledged. External sources refer to the ability to access new deposits, new borrowings and capital and include increasing savings and demand deposits, certificates of deposit, federal funds purchased, re-purchase agreements, short and long term debt, and the issuance of capital and debt securities. At September 30, 2007 short and long term borrowing lines of credit totaled $215.0 million. These credit facilities are being used regularly as a source of funds. At September 30, 2007, $108.1 million was borrowed against these lines of credit in the form of short and long term debt.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase of securities. Gross loans including loans held for sale were $756.0 million for the nine months ended September 30, 2007 and $716.0 million for the year ended December 31, 2006. Investment securities were $281.0 million at September 30, 2007 and $162.4 million at December 31, 2006. At September 30, 2007 we had outstanding loan commitments of $219.0 million and outstanding letters of credit of $0.7 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the nine months ended September 30, 2007 and for the year ended December 31, 2006 deposits increased by $83.4 million and $257.2 million.

Management believes that the Company's liquidity position at September 30, 2007 was adequate to fund ongoing operations.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investment, and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by managing the repricing opportunities on our earning assets and those on our funding liabilities on an overall bank basis.

Management uses various asset/liability strategies to manage the repricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Interest Rate Gap Analysis is limited in its usefulness as it does not reflect the changes in the values of the assets held and what they could be sold for at a gain or loss at various repricing terms depending on the changes to market rates. At September 30, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk by balance sheet management since December 31, 2006. The Company continues to be slightly liability sensitive. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, known as an “interest sensitivity gap”, at a point in time that are subject to repricing at various time horizons. The table below sets forth the interest sensitivity gaps for assets and liabilities repricing within one year, between one to five years and after five years.

Interest Rate Gap Analysis September 30, 2007

			After one
	Balance Sheet	Within	but within	After five
	09/30/07	One Year	five years	years	Total

Gross loans	$755,979	$485,979	$231,166	$38,834	$755,979
Securities:
Available for sale	271,687	67,811	8,222	195,654	271,687
Held to maturity	10,000	--	10,000	--	10,000
Interest bearing deposits with banks	470	470	--	--	470

Total earning assets	$1,038,136	$554,260	$249,388	$234,488	$1,038,136
Other Assets
Cash and due from Banks	18,491	--	--	--	18,491
Bank premises and equipment	32,203	--	--	--	32,203
Other assets	60,365	--	--	--	60,365
Allowance for credit losses	(9,416)	--	--	--	(9,416)

Total Assets	$1,139,779	$554,260	$249,388	$234,488	$1,139,779
Deposits:
Savings, NOW, MMDA	$370,220	$370,220	$--	$--	$370,220
Time deposits	379,362	332,787	46,575	--	379,362
Repurchase Agreements	31,394	31,394	--	--	31,394
Short term borrowings	93,196	93,196	--	--	93,196
Long term debt	61,994	--	--	61,994	61,994

Total interest bearing liabilities	$936,166	$827,597	$46,575	$61,994	$936,166
Other Liabilities
Non-interest bearing deposits	105,105	--	--	--	105,105
Other liabilities	10,518	--	--	--	10,518
Shareholders equity	87,990	--	--	--	87,990

Total liabilities and shareholders equity	$1,139,779	$827,597	$46,575	$61,994	$1,139,779
Net interest rate sensitivity gap	$101,970	$(273,337)	$202,813	$172,494	$101,970
Cumulative Interest Rate Sensitivity Gap		$(273,337)	$(70,524)	$101,970
Cumulative Gap as a percent		(26.33)%	(6,79)%	9.82%

Management considers any asset or liability that matures, or is subject to repricing within one year to be interest sensitive, although continual monitoring is performed for other time intervals as well. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitivity “gap”, and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. A static gap analysis as presented above provides a general measure of interest rate risk but does not address complexities such as prepayment risk, interest rate floors and ceilings imposed on financial instruments, interest rate dynamics and customers' response to interest rate changes. Our static interest sensitivity gap is negative within one year. However, this assumes that general market interest rate changes affect the repricing of assets and liabilities in equal magnitudes.

At September 30, 2007, we had $554.3 million in assets and $827.6 million in liabilities repricing within one year. This means that $273.3 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at September, 2007 is 26.3% . This analysis indicates that at September 30, 2007, if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally reprice along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

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

Changes in Internal Controls

In the third quarter ended September 30, 2007, the Company did not make any significant change in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected, or is reasonably likely to materially affect the internal controls over the financial reporting. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			Total number of shares
			purchased as part of
			publicly announced	Maximum number of
	Total number of shares	Average price paid per	plans or programs	shares that may yet be
Period	purchased	share		purchased

Month #1
July 1, 2007 through July 31,
2007	- -	- -	- -	63,771

Month #2
August 1, 2007 through
August 31, 2007	- -	- -	- -	63,771

Month #3
September 1, 2007 through
September 30, 2007	- -	- -	- -	63,771

Total	- -	- -	- -	63,771

Date repurchase authorized		Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003		March 5, 2003	131,370	August 19, 2004
September 18, 2003		September 24, 2003	56,130	December 18, 2004
October 15, 2003		October 17, 2003	225,000	April 15, 2005
June 16, 2004		June 22, 2004	200,000	December 31, 2005
November 15, 2005		February 27, 2006	200,000	May 15, 2007
August 29, 2007		September 5, 2007	200,000	February 29, 2009

Total			1,012,500

Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 6	Exhibits

The following is a list of exhibits to this Form 10-Q and constitutes the EXHIBIT INDEX:

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed May 16, 2005.

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2007, SEC Accession No. 0000896595-07-000295)

4.1	Amended and Restated Trust Agreement dated July 9, 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed July 10, 2007, SEC Accession No. 0000896595-07-000309).

4.2	Indenture, dated July 9, 2007, by and between Venture Financial Group, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed July 10, 2007, SEC Accession No. 0000896595-07-000309)

4.3	Guarantee Agreement, dated July 9, 2007, by and between Venture Financial Group, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K
filed July 10, 2007, SEC Accession No. 0000896595-07-000309)

10.1	Third Amendment to Venture Financial Group, Inc. Employment Agreement with Ken F. Parsons, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2007, SEC Accession No. 0000896595-07-000295)

31.1	Certifications of the Chief Executive Officer.

31.2	Certifications of the Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.
(Registrant)

Date: November 8, 2007

By: /s/ Ken F. Parsons, Sr.
      Ken F. Parsons, Sr.
      Chief Executive Officer and Chairman of the Board

By: /s/ Sandra L. Sager
     Sandra L. Sager, CPA
     EVP, Chief Financial Officer