Form 10-K
period 2007-12-31
VENTURE FINANCIAL GROUP INC
filed 2008-03-31
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number 0 - 24024

VENTURE FINANCIAL GROUP, INC. (Exact name of registrant as specified in its charter)

Washington	91-1277503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Principal Executive Offices 1495 Wilmington Drive, P.O. Box 970, DuPont, WA 98327

Registrant's telephone number, including area code (253) 441-4000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                    [    ] YES[ X ] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                    [    ] YES[ X ] NO

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                    [ X ] YES[    ] NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]                                          Accelerated filer [    ]                                         Non-accelerated filer [ X ]

Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                                                                    [    ] YES[ X ] NO
There is no active trading market for the Registrant’s voting common equity. The Registrant’s common stock is not listed on any exchange or quoted on NASDAQ or on the OTCBB, or traded or quoted in any market, and no broker makes a market in the Registrant’s common stock. The aggregate value of the common stock held by non-affiliates as of June 30, 2007 (the last business day of the most recent second quarter), was $122,588,898 based solely on trades between private purchasers and sellers that are reported to the Registrant.

The number of shares of no par value Common Stock outstanding as of March 25, 2008, was 7,221,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “Proxy Statement”) for use in connection with the Annual Meeting of Shareholders to be held on May 13, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Venture Financial Group, Inc. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS

PART I

ITEM 1 – BUSINESS

General

Venture Financial Group, Inc. ("VFG" or “the Company”), formerly known as First Community Financial Group, Inc., was incorporated under the laws of the State of Washington in November 1983 as First Community Bancorp, Inc. and is a registered bank holding company. The Company changed its name to First Community Financial Group, Inc. in July 1992 and again in May 2003 to Venture Financial Group, Inc. In 1984, pursuant to a plan of reorganization, VFG acquired the stock of First Community Bank of Washington, and in May 2003 the bank changed its name to Venture Bank (“VB” or “Bank”). The Bank, organized in 1979, is a Washington state-chartered banking corporation. The administrative office of VFG is located in DuPont, Washington and the principal office of Venture Bank is located in Lacey, Washington. References to “we”, “us”, or “our” refer to VFG.

We are the bank holding company for Venture Bank. We foster an entrepreneurial, innovative culture focused on creating:

  a positive environment for employees,
  a unique customer experience and
  superior results for our shareholders.

We operate 18 full-service financial centers and one loan production office located primarily along the Interstate 5 corridor in the Puget Sound region of western Washington. Our bank was established in 1979 as Lacey Bank and the Company was incorporated in 1983. We changed our bank name to First Community Bank in 1981 to better reflect the markets we were targeting to serve.

In 2003, we unveiled a new brand under the Venture Bank name as part of our strategy to position us for future growth in our key target markets. The Venture Bank brand is embodied in every aspect of our business, from our advertising to the design of our financial centers to our employee training. We emphasize a relationship-building style of banking through our focus on developing a culture of empowered and well-trained employees.

Our business model has produced strong growth and consistent profitability. From December 31, 2002 to December 31, 2007 we have more than doubled our size by increasing:

  Total assets from $474.5 million to $1.2 billion;
  Total net loans from $361.6 million to $754.8 million;
  Total deposits from $384.2 million to $837.1 million; and
  Diluted earnings per share from $0.93 to $1.61.

We expanded solely through organic growth until 1993 when we completed the following series of acquisitions to more rapidly expand our market area:

  Citizens First Bank (1993); two branches in Elma and Hoquiam, WA, with $29 million in assets;
  Northwest Community Bank (1995); two branches in Fircrest and Tacoma, WA, with $50 million in assets;
  Prairie Security Bank (1997); three branches in Yelm, Eatonville and Olympia, WA, with $47 million in assets;
  Wells Fargo Bank (1997); four branches in Toledo, Winlock, Montesano, and Hoquiam, WA, with $40 million in assets;
  Harbor Bank, N.A. (2002); two branches in Gig Harbor, WA, with $81.5 million in assets; and
  Redmond National Bank (2005); two branches in Redmond, WA, with $132 million in assets.

In addition to growth by acquisition, during the past five years we have opened financial centers and a loan production office in the following areas:

  South Hill — Puyallup (2003, relocation of Meridian — Puyallup),
  Kent (2004),
  Lakewood (2005),
  Hawks Prairie — Lacey (2007, relocation),
  DuPont (2007), and
  Puyallup loan production office (2007)

In March 2004, we acquired Washington Asset Management Tacoma, LLC, a financial services and wealth management company and consolidated its operations with our existing Investment Services Department to form Venture Wealth Management, a wholly owned subsidiary of Venture Bank. The strategy of Venture Wealth Management is to meet the asset management needs of our customers and generate fee income as a complement to our core banking business.

In October 2004, we sold seven financial centers located in less populated and lower growth areas of Grays Harbor (Aberdeen, Elma, Montesano, and Hoquiam), Lewis (Toledo, Winlock) and Thurston (Panorama City) Counties. We sold $88.0 million in deposits and $1.8 million in real estate, furniture and fixtures, and realized a $3.5 million gain, net of tax and previously recorded goodwill with respect to the sold financial centers.

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

Our Market Area

We operate in diverse, vibrant communities that enjoy a growing population base and strong economic activity. Our market areas are in Thurston, Pierce, King and Lewis Counties and include:

  Washington’s State Capitol, Olympia;
  Washington’s third largest city, Tacoma; and
  Suburban communities east of Washington’s largest city, Seattle.

Washington State has a population of 6.4 million, 2.9 million of whom are located in the counties we currently serve. As of December 2007, the unemployment rate in the State of Washington was at a historically low rate, 4.8% and averaged 4.7% for the year, with over 77,200 jobs being added during the year. In our market areas, the unemployment rate was approximately 4.1% for December 2007 according to preliminary reports from the Washington Employment Security Department Over the past few years, the Puget Sound region has experienced vibrant economic activity and has developed a diversified economy driven by real estate, technology, aerospace, international trade, medical and manufacturing industries and by a significant government and military presence. A more detailed description of the counties we serve is found below under “Market Area”.

According to publicly available FDIC data, bank and thrift deposits in our current markets have grown at a compound annual growth rate of 8.7% since 2002, from $40.7 billion at June 30, 2002 to $61.9 billion at June 30, 2007. The median household income of our markets for 2006 was $63,324, which outpaced both the national and state median household income of $46,326 and $56,473, respectively.

Market forces in the Puget Sound in most of 2007 remained a bright spot nationally in terms of economic resiliency and credit quality. In late 2007, credit weakness began to appear. In early 2008, in the Puget Sound, evidence of residential real estate market slowdowns were reflected in residential real estate statistics showing inventories increasing and home prices declining in some areas.

Our Business

We focus on meeting the commercial banking needs associated with the continued population and economic growth of the greater Puget Sound region. Our customers are businesses that generally have up to $15 million in annual revenues and require highly personalized commercial banking products and services. We also serve retail customers in our communities with traditional consumer banking products. We believe our customers prefer locally managed banks that provide responsive, personalized service and customized products. We emphasize a sales and service culture that offers our customers direct access to decision-makers empowered to provide timely solutions to their financial needs. A substantial portion of our business is with customers who have long-standing relationships with our officers or directors or who have been referred to us by existing customers.

Construction and commercial real estate lending are the primary focus of our lending activities. At December 31, 2007, our total loan portfolio consisted of:

47.9% construction loans; 33.2% commercial real estate loans; 10.3% commercial and industrial loans; 5.0% residential real estate loans; 1.4% consumer loans; and 2.2% loans held for sale.

Our loan portfolio is diversified by property type, geographic market, a wide-ranging customer base, and loan purpose. While real estate lending continues to be a large part of our business, we see significant opportunities in growing our commercial and industrial, or C&I, business.

On the deposit side, we continue to seek to establish core deposit relationships. We emphasize growing lower cost deposits by offering a wide array of commercial banking products and developing strong personal relationships that allow us to meet all the needs of our commercial customers. For our retail deposit customers, we offer competitive retail banking products and differentiate ourselves from our competitors with a warm, friendly hometown atmosphere at our financial centers including Internet workstations, fresh coffee and home-made cookies.

We also originate residential mortgage loans for resale through our mortgage banking team and offer a variety of investment services and products through Venture Wealth Management.

Our corporate headquarters is located at 1495 Wilmington Drive, DuPont, Washington 98327, and our telephone number is (253) 441-4000. Venture Bank is chartered by the State of Washington at 721 College Street SE, Lacey, Washington 98503. We maintain a website at www.venture-bank.com.

Our Strategy

We strive to be a high performing community bank with a focus on profitable growth for the long-term benefit of our shareholders, customers and employees. Our culture distinguishes us from our competition. The key elements of our strategy, including our distinctive culture, are:

  Expand our franchise through additional acquisitions or the opening of new financial centers in attractive markets. We have completed six acquisitions since 1993, most recently acquiring Redmond National Bank in 2005. We will continue to look for accretive acquisitions that will expand our franchise. We also intend to continue to grow through de novo branching opportunities, having opened two new financial centers and a loan production office in 2007.
  Continue to develop new products and services to grow our core customer relationships by offering competitive products for both commercial and retail customers. We provide our commercial lending customers a full range of products to support working capital or to finance equipment, real estate, construction, or land acquisition. We offer leading-edge products such as remote deposit capture, online cash management and bill pay. We also seekto provide our retail customers with a full complement of value-added products with high levels of service. Wepride ourselves on continually seeking new, innovative products that enhance our relationships with ourexisting customers, and make us attractive to new customers.
  Manage credit quality by knowing our customers and our markets, and focusing on underwriting and risk controls. We believe our asset quality is the result of a stable Puget Sound area economy, prudent underwriting standards, experienced commercial lenders and diligent monitoring of our loan portfolio. The Puget Sound economy is starting to show some signs of weakness.
  Continue to actively manage our balance sheet to support both earnings and asset growth by focusing on our capital, funding sources, and investments in both loans and securities. We concentrate on efficient capital utilization while remaining well-capitalized under federal banking regulations.
  Continue to actively manage interest rate and market risks by closely monitoring and managing the volume, cash flow, pricing, and market price aspects of both our interest rate sensitive assets and our interest rate sensitive liabilities. We focus on this in order to mitigate adverse net income effects of rapid changes in interest rates on either side of our balance sheet.
  Hire, train and retain experienced and qualified employees to support our planned expansion and growth strategies. We carefully select the right people to join the Venture Bank team — people who are technically qualified and fit our unique culture and style. We seek to attract and retain relationship-oriented and experienced employees who want to participate in a high-achieving, growth-oriented community bank. We believe that our emphasis on culture and professional training results in low turnover and the successful development and advancement of our employees.
  Foster a culture that produces superior quality service to our customers with empowered employees. The Venture Bank experience is best demonstrated when a customer interacts with employees who are trained and empowered to provide a memorable banking experience. Every employee starts with a two-day training program that immerses the employee in our culture, brand, values, and philosophies. We reinforce that training through our “Venture Bank University,” which provides all of our employees an ongoing curriculum for career growth with customized training to develop quality sales and service relationships with our customers. Venture Bank University includes required courses on culture, sales, service, technical skills, management, coaching and product knowledge for employees at all levels including our senior and executive management teams.
  Build on our strong brand of Identity, Place, and Culture. In May 2003, we enhanced awareness of our company and positioned ourselves for growth through a significant rebranding effort. The key elements of our brand are our Identity, Place, and Culture. Our visual “Identity” is portrayed by our logo, image art and merchandising that reflect our Pacific Northwest roots and our independent, innovative and entrepreneurial nature. Our “Place” is how we reach our customers and is illustrated by the design of our state-of-the-art financial centers and other channels of delivery. The final component of our brand is our “Culture” that brings all of this together through empowered employees who are committed to our values, our approach to service and our community participation. We continue to build our brand around the phrase “As Independent as You.” We believe that our customers associate our brand with our culture of superior, personalized products and services.
Competition

Commercial banking in the Puget Sound region is highly competitive with respect to providing banking services, including making loans and attracting deposits. This competitive environment is a result of growth in community banks, changes in regulation, changes in technology and product delivery systems, and consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, savings banks, credit unions, mortgage companies, insurance companies, securities and brokerage companies, finance companies, money market funds and other non-bank financial service providers. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to customers.

Banking in Washington is significantly affected by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington. According to FDIC deposit market share data as of June 30, 2007, these five large national financial institutions had approximately 69.4% of all deposits in Thurston, Pierce, King and Lewis Counties combined. Many of our competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide or national networks), higher lending limits, and a variety of services not offered by us.

The adoption of the Gramm-Leach-Bliley Act of 1999 intensified competition in the banking industry by eliminating barriers to affiliation among providers of various types of financial services and permitted business combinations among banks, insurance companies, securities and brokerage firms, and other non-bank financial service providers. The competitive environment is also significantly impacted by federal and state legislation that make it easier for non-bank financial institutions to compete with us.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. Other financial institutions with substantially greater resources compete in the acquisition market against us; these institutions have greater access to capital markets, larger cash reserves and a more liquid currency.

Technological innovation contributes to greater competition in domestic and international financial services markets. The adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although Venture Bank has been able to compete effectively in the financial services markets to date, there can be no assurance that it will be able to continue to do so in the future.

We believe that we have positioned ourselves successfully as a regional alternative to banking conglomerates that may be perceived by customers or potential customers, as impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of our target customers

Market Area

The Bank engages in general banking business through 18 financial centers and one loan production office located primarily along the Interstate Corridors in Thurston, Lewis, Pierce, and King Counties in Washington State. All four counties experienced economic growth in 2007.

Thurston County
Forbes recently listed the Olympia area in Thurston County as the tenth best place in the nation for business and careers. Thurston County experienced a 19.4 % gain in Industry Employment Growth from 2001 to mid-2006, according to United State Bureau of Labor statistics. As the state capitol, government has given the community a stable economy. In recent years, private industry and other enterprises have begun to thrive as a result.

Thurston County is home to the Port of Olympia, the state capitol of Olympia and the cities of Bucoda, Lacey, Rainier, Tenino, Tumwater, and Yelm. There are 231,000 residents in Thurston County. The Thurston County Regional Planning Council projects that the population will be 255,000 by 2010. Nearly 140,000 residents live in the more urban north county areas in and around the cities of Lacey, Olympia, and Tumwater. It is among the fastest growing counties in the Pacific Northwest. Thurston County is home to Washington’s first and only Cabela’s ™, a 185,500 square-foot retail showroom, which is an educational and entertainment attraction featuring an outdoor gear retail store. Thurston County will be home to the West Coast’s first Great Wolf Resorts, a large indoor convention center, water park and hotel that targets conventions and visitors from the U.S. and Canada. The county’s steady economy, excellent educational opportunities, access to transportation corridors and providers, and abundance of social organizations makes Thurston County a top choice for those looking to relocate their families and businesses. Between 2005 and 2006, the county had a 3.1% population growth rate. The majority of the county’s population increase has been due to the migration of people into the county.

In the last several years, the county has experienced a dramatic shift in the regional diversification of its workforce. Professional services rank as one of the leading components, including technical Internet and web design firms, and legal and consulting companies.

Pierce County
Pierce County is the fastest growing county in Washington State, and currently is the second largest county in the state, having population growth of 10.4% since 2000 according to the State of Washington Office of Financial Management. Home to Tacoma (the state’s third largest city) and the booming Port of Tacoma (the nation’s seventh largest container port), Pierce County is located between Seattle and Olympia. The City of Tacoma has seen continued revitalization of the downtown corridor including development of a new convention center, hotel, and numerous condominium projects. Tacoma benefited from robust activity at the Port, and the positive impacts of a growing military presence at the Fort Lewis and McChord military bases.

King County
King County is the largest business center in both the State of Washington and the Pacific Northwest with cutting-edge companies and an innovative culture. Expansion within King County presents a large opportunity for growth for our company. The county is home to a number of large, successful companies with a regional or national presence, including Boeing, Microsoft, Nintendo of America, Amazon.com, Costco, Expedia, Nordstrom, Safeco, Washington Mutual, Starbucks, PACCAR, RealNetworks, Weyerhauser and many others. The highly educated workforce, overall quality of life, entrepreneurial culture, and strategic location – midway between Asia and Europe – attract companies to this area. King County not only has the largest population, but also the largest number of businesses within the State of Washington, with roughly 1.8 million residents, according to U.S. Census Bureau data, and approximately 76,000 businesses according to the Washington Department of Community, Trade & Economic Development. The county is a leading global center for several emerging industries: aerospace, biotechnology, clean technology, information technology, and international trade and logistics. In 2005, a U.S. Census Bureau survey ranked Seattle the most educated city in the United States, with the largest concentration of residents that hold college degrees.

King County is well diversified with a strong industrial, transportation, and service industry base. The Port of Seattle, which includes Seattle-Tacoma International airport, maintains a high level of activity throughout the year, and the area continues to benefit from the presence of corporate headquarters for Costco, Microsoft, Weyerhaeuser, and Starbucks.

Lewis County
Lewis County had a population of 73,000 as of 2006. Population and business prospects have grown since we established a branch presence in the county in 1996. Lewis County experienced a moderate level of economic growth in 2006, with the residential real estate market benefiting by the county’s proximity to Thurston and Pierce counties to the north, and Clark County, along with Portland, Oregon, to the south. Land and housing costs in the more populous adjacent counties makes Lewis County an attractive alternative. While overall employment growth remains slow, it is steady, and there have been recent announcements of industrial expansion in the county that could result in employment growth.

Employees

VFG and its subsidiaries employed a total of 294 employees, consisting of 268 full time and 26 part time employees at December 31, 2007. A number of benefit programs are available to eligible employees, including group medical, dental and vision plans, paid time off (PTO), short-term disability, group term life insurance, an Employee Stock Ownership Plan (“ESOP”) and an Employee Stock Ownership Plan with 401(k) provisions (“KSOP”), deferred compensation plans, a stock incentive plan, a Company performance-based incentive plan, and other team and individual incentives. Employees are not represented by a union organization or other collective bargaining group, and we consider our relationship with employees to be very good.

Supervision and Regulation

The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. The laws and regulations summarized are qualified by reference to the particular statute or regulation. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders.

Bank Holding Company. As a bank holding company, VFG is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (Federal Reserve). VFG is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (SEC).

Subsidiary Bank. Venture Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and Washington Department of Financial Institutions, Division of Banks.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 implemented corporate governance and accounting measures designed to address corporate and accounting fraud, increase corporate responsibility and protect investors through improved accuracy of disclosures under federal securities laws. Among other things, Sarbanes-Oxley and related SEC rules established new disclosures in periodic reports filed with the SEC, membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, accelerated the time frame for reporting insider transactions, required management to evaluate disclosure controls and procedures and our internal control over financial reporting.

To deter wrongdoing, Sarbanes-Oxley:

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

We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934.

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

Insider Credit Transactions. The Federal Reserve Act imposes restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit must be made on substantially the same terms as comparable transactions with other customers and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) generally authorized interstate branching and relaxed federal restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8% to be “adequately-capitalized” per the regulation. As of December 31, 2007 our ratios are 9.34% and 10.50%, respectively.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total average assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect that at a minimum the ratio will be 4% to be “adequately-capitalized” per the regulation. As of December 31, 2007 our ratio is 8.37% .

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

Anti-terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) of 2001:

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

The USA Patriot Act increased governmental powers to investigate terrorism, including expanded government access to bank account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. The USA Patriot Act significantly impacted banks by mandating the implementation of an enhanced anti-money laundering program. The USA Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Effects of Government Monetary Policy

The Bank’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. The Federal Reserve’s open market operations in U.S. government securities, control of the discount rate applicable to Bank borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The first quarter of 2008 has seen significant monetary policy intervention by the Federal Reserve, such as a rapid 200 basis point decrease in the Federal Funds target rate and other significant and unprecedented measures. The nature and impact of future changes in monetary policies and their impact cannot be predicted with certainty.

Cautionary Statement Regarding Forward-Looking Information

Statements appearing in this report which are not historical in nature, including without limitation the discussions of the adequacy of the Company's capital resources and allowance for credit losses, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “should,” “estimates” and “intends” and words or phrases of similar meaning. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. VFG does not undertake any obligation to update or publicly release any revisions to forward-looking statements contained in this Annual Report, with respect to events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. Risks and uncertainties with respect to the Company include, among others, general economic conditions whether national or regional, and conditions in the real estate markets that could affect the demand for loans, lead to declining credit quality and increased losses, and lead to deterioration in the collateral for many of our loans; turmoil in the credit markets that result in the inability to raise capital; liquidity issues in the capital markets that put pressure on deposit rates and reduce the net interest margin; competition that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions including regulatory fees and capital requirements; changes in the bank regulatory environment that could lead to increases in provisions for loan losses beyond what was previously expected in prior credit cycle downturns; changes in the bank regulatory environment that may require limiting the volume of certain types of loans that may be held by the bank as earning assets; changes in prevailing interest rates or the slope of the yield curve that could lead to decreased net interest margin or lower gains on sales of securities or loans or change the value of investment securities; the integration of acquired businesses; credit risk and asset/liability management; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity. We caution you not to rely on forward-looking statements and to carefully review the “Risk Factors” section in Item 1A below, which is updated from time to time in our filings with the SEC.

ITEM 1A - RISK FACTORS

We have a significant concentration in real estate loans and a downturn in the Puget Sound economy or real estate market could significantly hurt our business and our prospects for growth.

Substantially all of our loans are to individuals and small businesses in the Puget Sound region. We are particularly susceptible to fluctuating land values and economic downturns that affect the level of real estate investment activity. Changes in regional economic conditions could result in increased loan delinquencies. Collateral for our loans could decline in value and, as a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be diminished and we would be more likely to suffer losses on defaulted loans. Any economic decline in our market areas could also reduce demand for loans and other products and services and, accordingly, reduce our income.

Construction lending involves special risks not associated with other types of lending.

Construction and development loans are subject to the risks inherent in most other loans, but also carry higher levels of risk predicated on whether the project can be completed on-time and on-budget, and, for non-owner occupied projects, whether the customer can find tenants at rates that will service the debt. Construction loans are typically based upon estimates of costs to complete the project, and an appraised value associated with the completed project. Cost estimates, and completed appraised values, are subject to changes in the market, and such values may in fact change between the time a loan is approved and the final project is complete. Delays or cost overruns in completing a project may arise from labor problems, material shortages and other unpredicted contingencies. If actual construction costs exceed budget, the borrower may need to put more capital into the project, or we may need to increase the loan amount to ensure the project is completed, potentially resulting in a higher loan-to-value than anticipated. Where a non-owner occupied project is not pre-leased, changes in the market could result in a slow lease-up period or rents below what were anticipated. For residential land development or spec home loans, a general slowdown in home buying can result in slow sales or reduced prices. Either situation will strain the borrower’s cash flows, and potentially cause deterioration in the loan.

Our ability to grow depends upon our ability to increase our deposits and fund our lending activities.

Our primary source of funding growth is through deposit accumulation. Our ability to attract deposits is significantly influenced by general economic conditions, changes in prevailing interest rates and competition. If we are not successful in increasing our current deposit base to a level commensurate with our funding needs and pricing objectives, we may have to seek alternative sources of funds which may be at a higher cost. Or we may have to curtail our growth. Our mix of funding sources currently include: deposits comprised of retail and business customer deposits, public deposits, and brokered deposits; borrowings; and repurchase agreements. Our inability to increase deposits or to access other sources of funds could have a negative effect on our ability to meet customer needs, could slow loan growth and could adversely affect our results of operations.

Our ability to successfully transition executive management is critical to our future prospects.

Our Chief Executive Officer Ken Parsons is a founding director of Venture Bank and has served as CEO since 1990. Jim Arneson rejoined us in September 2005 when we acquired Redmond National Bank. Effective July 1, 2007, pursuant to our management transition plan, Ken Parsons moved to a strategic oversight role until his planned retirement in 2010. We believe that our success to date has been significantly influenced by the role Mr. Parsons has played, and further believe that it is important for Mr. Parsons to remain active as our Chairman and Chief Executive Officer until his planned retirement. Jim Arneson, in his previous role as our Executive Vice President and Chief Financial Officer, worked closely with Mr. Parsons for ten years. Mr. Arneson has served as our President and as President and Chief Executive Officer of Venture Bank since his return in 2005, and has transitioned into positions previously held by Mr. Parsons. The loss of Mr. Parsons’ services, or our failure to successfully complete the transition of leadership from Mr. Parsons to Mr. Arneson, could materially adversely affect our ability to successfully implement our strategic plan. We could have difficulty replacing any of our senior management team or senior officers with equally competent persons who also are familiar with our market area.

We may grow through acquisitions, which strategy introduces risks of successfully integrating and managing acquisitions.

As part of our growth strategy, we intend to pursue acquisitions of financial institutions within and outside of our current market. At this time we have no agreements or understandings to acquire any financial institution, and we may not find suitable acquisition opportunities. Acquisitions involve numerous risks, any of which could harm our business, including:

  difficulties in integrating the operations, technologies, accounting processes and personnel of the target;
  failing to realize the anticipated synergies of the combined businesses;
  loss of customers of the target company during the transition following an acquisition;
  diversion of financial and management resources from existing operations;
  entering new markets or areas in which we have limited or no experience;
  loss of key employees from either our business or the target’s business;
  assumption of unanticipated problems or latent liabilities of the target; and
  inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to charge-off if it is subsequently determined that goodwill recorded has become impaired under applicable accounting rules. In addition, if we finance acquisitions by issuing our securities, our existing shareholders may be diluted, which could affect the market price of our common stock. If we fail to properly evaluate or integrate acquisitions, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate, which could materially harm our business and financial results.

We may not be able to control costs or generate revenue as we open new financial centers.

A key component of our business strategy is to expand into adjacent growing markets and to attempt to increase our market share in our current markets by opening new financial centers. Because of the marketing, staffing, site development and construction costs associated with de novo branching, we believe that it can take up to three years for new financial centers to generate sufficient new business to first achieve operational profitability. If we open or remodel financial centers, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our financial results.

Rapid growth could strain our resources, systems and controls, which could adversely affect business and operations.

Our ability to manage growth successfully will depend upon our ability to maintain our asset quality, control costs and monitor and control risk. If we grow too quickly and are unable to successfully manage this growth, our financial performance could be materially and adversely affected.

Our business and financial condition may be adversely affected by competition.

Financial services and banking are mature, highly competitive businesses. The banking business in our market area is currently dominated by a number of large regional and national financial institutions. In addition, there are many smaller commercial banks that operate in our market areas. We compete for loans and deposits with banks, savings and loan associations, finance companies, credit unions, insurance companies, brokerage and investment banking companies and mortgage bankers. The rapid increase in Internet banking permits institutions outside our market area to compete for customers in our geographic markets. We also compete for loans with non-bank companies and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. The industry could become even more competitive as a result of legislative, regulatory and technological changes. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have greater resources than we have or are not subject to the same level of regulation and restriction that we face, which may enable them to offer more products and services, offer lower priced products due to greater economies of scale, maintain more banking locations and ATMs or conduct more extensive promotional and advertising campaigns. Competitors seeking to expand market share or enter our market area often offer lower priced loans and higher priced deposits, which can have an adverse result on our interest margin as we seek to remain competitive. The loss of customers to our competitors could adversely affect our results. Many large competitors today are not able to obtain their traditional sources of funding and are driving up deposit rates in a falling rate environment as they pursue traditional bank deposits more aggressively for funding. We may not be able to compete successfully against current and future competitors.

Our allowance for credit losses may not be adequate to cover actual loan losses.

As a lender, a significant source of risk arises from the possibility that we could sustain losses due to our customers being unable to repay their loans according to their terms. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We maintain an allowance for credit losses, or the Allowance, in accordance with accounting principles generally accepted in the United States to provide for customer defaults and other non-performance. The level of the Allowance is based on management’s judgments and various assumptions about the loan portfolio. The determination of the appropriate level of the Allowance is an inherently difficult process. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. The Allowance may not be adequate to cover our actual loan losses. The actual amount of future provisions for the Allowance cannot now be accurately determined and may exceed the amounts of past provisions. Any increase to the Allowance could decrease our net income.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable or be able to obtain it at all.

We may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

An interruption in or breach in security of our systems may result in a loss of business.

We rely heavily on communications and information systems to conduct our business, some of which are outsourced to third parties. Our customer relationship management, general ledger, deposits, loan origination and loan servicing systems are all driven by computer technology. We use technology-based systems to process new and renewed loans, facilitate collections and share data internally. Any failure or interruptions of these systems or of third parties that operate or support them could result in disruptions in our ability to deliver products and services to our customers and consequently have a material adverse effect on our results of operations and financial condition.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of 2007, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our 2007 annual report. In 2009, Section 404 will require our independent registered public accounting firm to attest to and report on the effectiveness of our internal controls over financial reporting. Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. We cannot assure you that any design of internal controls will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We or our independent registered public accounting firm could identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

RISKS RELATED TO THE BANKING INDUSTRY

Changes in interest rates may affect our profitability.

Our earnings depend primarily on net interest income--the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The magnitude and speed of change in interest rates and the changing slope of the yield curve are significant factors in our net income that are beyond our control. In addition, an increase in interest rates may adversely affect the ability of some of our borrowers or potential customers to pay the principal or interest on their loans and reduce the demand for new loans. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.

We are subject to extensive government regulation and supervision, and regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not our shareholders. As a bank holding company, we are also subject to extensive regulation by the Federal Reserve Board, in addition to other regulatory and self-regulatory organizations. The level of regulation has increased in recent years with the adoption of the Bank Secrecy Act and the privacy requirements of Gramm-Leach-Bliley Act. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Such changes could affect us in substantial and unpredictable ways and could subject us to additional costs necessary to comply with new rules and regulations, limit the types of financial services and products we may offer or increase the ability of non-banks to offer competing financial services and products. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition. If government regulation and supervision become more burdensome, our costs of complying could increase and we could be less competitive compared to unregulated competitors.

Recent supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation recently finalized guidance on sound risk management practices for concentrations in commercial real estate lending. This guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The federal agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The regulatory guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny.

There are two numerical measures in the regulatory guidance. The thresholds of numerical indicators in the guidance that indicate significant commercial real estate loan concentrations are as follows: (1) loans and loan commitments in the Call Report (the quarterly Report of Condition required to be filed with federal banking regulators) categories of Construction, Land Development and Other Land loans are greater than 100% of the institution’s Tier 1 Capital; and (2) commercial real estate loans and loan commitments, as defined in the guidance, are greater than 300% of the institution’s total Tier 1 Capital. The first numerical indicator, the aggregate of construction, land development and other land loans and unfunded loan commitments related to these loans divided by our Tier 1 Capital was 575% as of December 31, 2007. The second numerical indicator, the aggregate of our non-owner-occupied commercial real estate loans and unfunded loan commitments related to these loans, divided by our Tier I Capital was 754% as of December 31, 2007. Thus, our portfolio meets the definition of a concentration, as set forth in the guidelines. If we exclude unfunded commitments from the first and second numerical indicators, then the ratios would have been 437% and 608%, respectively.

The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Our lending and risk management practices are taken into account in supervisory evaluations of our capital adequacy.

Real estate properties securing our loans are subject to a variety of environmental laws that can diminish the value of our collateral or a borrower’s ability to repay a loan.

Under federal, state or local law, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property or damage to property or personal injury. Environmental laws may impose liability whether or not the owner or operator was responsible for the presence of hazardous or toxic substances. If a property is exposed to such liability, its value is often diminished and could be reduced to an amount less than the principal amount of our loan. If foreclosure is necessary and no guarantees exist, a loan loss would result.

Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require unexpected expenditures by our borrowers. Changes in environmental laws that set forth new or more stringent standards could also require our borrowers to make unexpected expenditures, some of which could be significant. Our borrowers could be held responsible for sanctions for noncompliance or significant expense related to the cost of defending against claims of liability. Additionally, our borrowers could be held responsible for remediation of any contaminated property. Any of these requirements would diminish the ability of any such borrowers to repay our loans.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Most of our outstanding loan portfolio at December 31, 2007 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation or clean-up costs, or we may be required to investigate or clean up hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. If we are the owner or former owner of a contaminated site, we may also be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

The financial services industry frequently adopts new technology-driven products and services that we may be unable to effectively implement or compete with.

The effective use of technology increases efficiency and enables financial institutions to reduce costs and provide better service to our customers. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We face a variety of threats from technology-based frauds and scams.

Financial institutions are a prime target of criminal activities through various channels of information technology. Risks of business interruption, fraud losses, business recovery expenses, and other potential losses or expenses that we may incur from a significant event are not readily predictable and, therefore, are not easily mitigated or prevented and could have a negative impact on our results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties

We own the building and the land at 1495 Wilmington Drive, DuPont, Washington, which includes administrative offices, a financial center and a Venture Wealth Management office, and is a three story, 53,500 square foot office building. We completed construction of the building in April 2007.

We also own the buildings and the land for the following eleven financial centers: Kent, Lacey, Hawks Prairie, Yelm, Fircrest, Tacoma Downtown, Pioneer Way, Centralia, Redmond Downtown, Eatonville and Olympia Downtown. We own the building and lease the land for the Tumwater Financial Center.

As of December 31, 2007, the following properties are leased: West Olympia, South Hill, Redmond Town Center, Lakewood, Point Fosdick and Puyallup Mortgage (office space). In the first quarter of 2008, the Company leased a new financial center property in Woodinville.

As of December 31, 2007, the aggregate monthly rent on all leased financial center properties is approximately $66 thousand. In the first quarter of 2008 the new leased facility will add an additional $11 thousand in monthly expense. We also have remote ATMs located off site in Eatonville, Oakville and Olympia, Washington.

The DuPont financial center is on the first floor of the DuPont administration building. The financial center is approximately 3,000 square feet with a drive-up window. The Lacey financial center is a one and one-half story stand-alone facility with a drive-up window, which has approximately 15,600 square feet and had previously housed our administrative offices as well as other support departments. We have centralized our mortgage operations at the Lacey financial center, which were previously housed in a leased office facility in Hawks Prairie. The Yelm financial center is a one and one-half story building with a drive-up facility and is approximately 5,700 square feet. The South Hill (Puyallup), Tumwater, Eatonville, West Olympia, Centralia, Kent, Lakewood, Hawks Prairie (Lacey) and Point Fosdick (Gig Harbor) financial centers are single story structures with drive-up facilities ranging from approximately 1,850 to 5,000 square feet. The Olympia Downtown, Tacoma Downtown, Redmond Downtown and Pioneer Way (Gig Harbor) financial centers are two story structures with drive-up facilities ranging from approximately 5,800 to 8,500 square feet. The Puyallup Mortgage loan center is a single story structure with square footage of 4,250 and houses the mortgage loan center. The Fircrest financial center is an office condominium with drive-up facilities, of which we occupy approximately 6,500 square feet that is one-half of the space. The Redmond Town Center financial center is located in a retail mall and is a 1,900 square foot financial center. The Woodinville facility is a two story structure without a drive-up facility and has square footage of 3,500.

ITEM 3 - LEGAL PROCEEDINGS

From time to time in the ordinary course of business, VFG or its subsidiaries may be involved in litigation. At the present time neither VFG nor any of its subsidiaries are involved in any threatened or pending material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2007, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No broker makes a market in VFG's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. The following data includes trades between individual investors and shares repurchased by the Company; the table does not include the exercise of stock options .

Period			# of Shares Traded	Price Range
				Per Share
2006
1	st	Quarter	41,940	$19.00 - $20.50
2	nd	Quarter	105,678	$19.50 - $20.25
3	rd	Quarter	42,840	$19.00 - $21.25
4	th	Quarter	40,242	$21.00 - $22.00

2007
1	st	Quarter	23,131	$21.00 - $21.75
2	nd	Quarter	37,703	$21.60 - $23.00
3	rd	Quarter	27,928	$22.00 - $22.75
4	th	Quarter	26,091	$21.00 - $22.50

At December 31, 2007 options for 367,617 shares of VFG common stock were outstanding. See Note 15 of the consolidated financial statements for additional information.

Stock Performance Graph

The following stock graph presented is furnished, but not filed. It compares the total cumulative shareholder return on the Company’s Common Stock, based on quarterly reinvestment of all dividends, to the NASDAQ Composite, SNL Index of all banks traded on the electronic Bulletin Board and Pink Sheets and SNL Index of banks located in Washington and Oregon with assets between $1 billion and $5 billion. The graph assumes $100 invested on December 31, 2001 in the Company’s Common Stock and each of the indices. The graph does not depict actual operating financial performance of the Company. In the prior year’s stock performance graph, the Company did not include the SNL Index of banks located in Washington and Oregon with assets between $1 billion and $5 billion. The Company chose to add this Index after growing assets to over $1 billion.

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Venture Financial Group	100.00	155.40	235.74	212.99	228.99	224.56
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL All OTC-BB and Pink Banks	100.00	137.39	164.04	177.94	194.83	176.81
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

Number of Equity Holders

As of December 31, 2007, there were 1,791 holders of record of VFG's common stock.

Dividends

Subsequent to December 31, 2007, VFG paid a cash dividend of $0.085 per share on February 8, 2008. VFG paid cash dividends per share of $0.08 on February 9, and May 11, and $0.085 on August 10 and November 9, 2007. VFG paid cash dividends per share of $0.07 on February 10, and May 12, and $0.075 on August 18 and November 13, 2006.

Washington law limits the ability of the Bank to pay dividends to the Company. Under these restrictions, a bank may not declare or pay any dividend in an amount greater than its retained earnings without approval of the Division of Banks. All of the retained earnings of the Bank are available for the payment of dividends to the Company under these restrictions, subject to the federal capital regulations discussed above. See “Business – Supervision and Regulation –Dividends”.

Purchases of Equity Securities by Venture Financial Group, Inc.

On August 29, 2007, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or, if a market develops, through the open market. Under this plan VFG has purchased no shares.

The following table sets forth the Company’s repurchase of its outstanding common stock during the fourth quarter of the year ended December 31, 2007.

			Total number of shares
			purchased as part of	Maximum number of
	Total number of shares	Average price paid per	publicly announced plans	shares that may yet be
Period	purchased	share	or programs	purchased

Month #1
October 1 – 31, 2007	0	$0	0	200,000

Month #2
November 1 – 30, 2007	0	$0	0	200,000

Month #3
December 1 – 31, 2007	0	$0	0	200,000

Total	0	$0	0	200,000

Date Repurchase Authorized	Date Publicly Announced	# of Shares Authorized	Expiration Date

February 19, 2003	March 5, 2003	131,370	August 19, 2004
September 18, 2003	September 24, 2003	56,130	December 18, 2004
October 15, 2003	October 17, 2003	225,000	April 15, 2005
June 16, 2004	June 22, 2004	200,000	December 31, 2005
November 15, 2005	February 27, 2006	200,000	May 15, 2007
August 29, 2007	September 5, 2007	200,000	February 29, 2009

Share count reflects a three-for-two stock dividend declared on May 16, 2004.

The following table sets forth the Company’s equity compensation plan information for the year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information Year Ended December 31, 2007
Plan Category	Number of Shares to be	Weighted-Average	Number of Shares
	Issued Upon Exercise of	Exercise Price per share of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance Under
	(a)		Equity Compensation Plans
	(1)(2)		excluding shares reflected in
Column
(a)
(1)

Equity compensation plans
approved by security holders	367,617(3)	$15.56	113,950(4)

Equity compensation plans not
approved by security holders	0	$0	0

(1)	Share amounts have been adjusted to reflect the two-for-one stock split effective November 15, 2002 and the three-for-two stock split effective May 16, 2004.
(2)	Includes 34,805 in employee options and 15,413 in director options assumed in connection with the Washington Commercial Bancorp acquisition
(3)	Includes 49,633 shares for directors and 317,984 shares for employees.
(4)	Shares available for issuance under the 2004 Stock Incentive Plan can be granted to directors or employees.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with VFG’s consolidated financial statements and the accompanying notes presented in this report. The per-share information has been adjusted retroactively for all stock dividends and splits.

($ in thousands except per share data)	2007	2006	2005	2004(1)	2003(1)

For the Year Ended:
Net interest income after provision for
credit losses	$36,576	$34,741	$27,694	$24,907	$22,861
Non-interest income	11,342	8,666	8,210	13,569	12,560
Non-interest expense and taxes	36,159	32,338	26,876	26,699	26,365

Net income	$11,759	$11,069	$9,028	$11,777	$9,056

Per Common Share:
Basic Earnings Per Share	$1.64	$1.54	$1.33	$1.82	$1.38

Per Common Share:
Fully Diluted Earnings Per Share	$1.61	$1.52	$1.30	$1.77	$1.32

Earnings Per Share Growth – Fully Diluted	5.9%	16.9%	(26.6)%	34.1%	41.9%

Stock Dividends declared	-	-	-	-	-
Cash Dividends Paid	$0.330	$0.290	$0.275	$0.194	$0.160
Return on average shareholders’ equity	13.58%	14.05%	14.87%	22.99%	19.55%

Balance Sheet Data:
Total Assets	$1,183,243	$978,108	$752,793	$556,216	$513,900
Long-term debt and junior subordinated
debentures	71,766	42,682	52,682	29,589	21,000
Shareholders’ equity	$88,757	$85,232	$76,154	$57,840	$48,673

(1) Net income for the years ended December 31, 2004 had a one-time gain on sale of financial centers and 2003 included a one-time gain on foreclosed property.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements as of December 31, 2007 and 2006 and the results of operations for each of the years ended December 31, 2007, 2006 and 2005 included in this report.

Summary of Critical Accounting Estimates and Accounting Policies

Our accounting policies are integral to understanding our financial results. Our most critical accounting estimates and policies require management to make subjective, complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Management has identified several accounting estimates and policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These estimates and policies relate to items such as the methodology for the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, the impairment of investments, share-based compensation, employer’s accounting for defined benefit pension and other post-retirement plans, and fair value measurements. Our significant accounting policies are set forth in Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2007.

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

For additional information regarding the Allowance, its relation to the provision for loan losses, and the risk related to asset quality, see Note 5 to our audited Consolidated Financial Statements for the year ended December 31, 2007, and “Management’s Discussion and Analysis of Financial Condition – Allowance for Credit Losses.”

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

For additional information regarding foreclosed assets, see Note 7 to our audited Consolidated Financial Statements for the year ended December 31, 2007.

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

For additional information regarding income taxes, see Note 11 to our audited Consolidated Financial Statements for the year ended December 31, 2007 and Note 1--“Recent Accounting Pronouncements”.

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

For additional information regarding the available-for-sale securities, see Note 4 to our audited Consolidated Financial Statements for the year ended December 31, 2007, and “Management’s Discussion and Analysis of Financial Condition – Investments.”

Share-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method. Accordingly, no compensation expense was recognized in the consolidated financial statements when the grant price was equal to the market price on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R and began expensing share-based awards under the fair value method. SFAS No. 123R requires that management make assumptions about employee turnover that are utilized to measure compensation expense recorded in the financial statements. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions such as expected volatility, expected dividends, expected terms, and risk-free rate. For additional information regarding Stock Based Compensation, see Note 15 to our audited Consolidated Financial Statements for the year ended December 31, 2007.

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

For additional information regarding Benefit Plans, see Note 14 to our audited Consolidated Financial Statements for the year ended December 31, 2007.

Fair Value. In February 2007, the FASB issued SFAS No. 159. We early adopted SFAS No. 157 and No. 159 effective January 1, 2007 with respect to our junior subordinated debentures. The fair value standards are required to be adopted January 1, 2008. Both standards address aspects of the expanding application of fair value accounting.

SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of observable pricing. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.

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

For additional information regarding fair value and the level of pricing transparency associated with financial instruments carried at fair value, see Note 18 to our unaudited Condensed Consolidated Financial Statements for the year ended December 31, 2007.

Results of Operations

Our results of operations depend primarily on net interest income, which is the difference between interest income, primarily from loans and investments, and interest expense from interest bearing liabilities, primarily deposits and borrowed funds. Changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively. Other factors that determine the level of net income include fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, origination fees and net gains and losses on the sale of loans and securities and income from bank owned life insurance. Non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense and other operating expenses.

The following discussion of our results of operations compares the years ended December 31, 2007, 2006 and 2005.

Comparison of the Years Ended December 31, 2007, 2006 and 2005

							%	%
		For the year ended December 31,					Change	Change
							2007	2006

(dollars in thousands except per share data)		2007		2006		2005

Interest income		$80,101		$64,671	$	41,379	23.9	56.3
Interest expense		39,925		28,855		12,932	38.4	123.13

Net interest income		40,176		35,816		28,447	12.2	25.9
Provision for credit losses		3,600		1,075		753	95.3	42.8

Net interest income after provision for credit losses		36,576		34,741		27,694	9.6	25.4
Non-interest income		11,342		8,666		8,210	30.9	5.5
Non-interest expense		31,236		26,668		22,800	17.1	17.0

Income before provision for income taxes		16,682		16,739		13,104	8.6	27.7
Provision for income taxes		4,923		5,670		4,076	(3.9)	39.1

Net income		$11,759		$11,069		$9,028	15.0	22.6

Earnings per share--basic	$	1.64	$	1.54	$	1.33	15.6	15.8

Earnings per share--diluted	$	1.61	$	1.52	$	1.30	15.1	16.9

Our net income grew by 6.2% or $690 thousand to $11.8 million for the year to date ended December 31, 2007 as compared to $11.1 million for the year ended December 31, 2006. In 2007 net income increased primarily due to growth in our loan and investment portfolios. Our return on average equity was 13.58% and return on average assets was 1.09% for the year ended December 31, 2007 compared to 14.05% and 1.25%, respectively, for the year ended December 31, 2006.

Our net income grew by 22.6% or $2.0 million to $11.1 million for the year ended December 31, 2006 as compared to $9.0 million for the year ended December 31, 2005. As in 2007, the 2006 net income increased again primarily due to growth in our loan and investment portfolios. Our return on average equity was 14.05% and return on average assets was 1.25% for the year ended December 31, 2006 compared to 14.87% and 1.46%, respectively, for the year ended December 31, 2005.

Net Interest Income and Net Interest Margin

Net interest income for the year ended December 31, 2007 increased over the year ended December 31, 2006 by $4.4 million or 12.2% to $40.2 million from $35.8 million. During 2006, the Federal Reserve increased its targeted federal funds rate by 125 basis points to 5.25%, where it remained until the third quarter of 2007. The Federal Reserve subsequently decreased the federal funds rate by 100 basis points between the end of the third and fourth quarter. The prime rate, as published in The Wall Street Journal, is based on a survey of what the 30 largest banks charge their customers. In recent years, the prime rate has moved in lockstep at a 300 basis point margin above the federal funds rate. The published prime rate is used as a base index on many of our loans. During 2007 competition for loans limited any increase in yield, while at the same time competition for deposits increased those rates. The prime rate decreased

100 basis points within a three month period at the end of 2007. The loans tied to prime re-priced in greater volume and at a faster pace than that of our deposits. The market for deposits rates has not decreased as much as other rates such as prime. The net effect was a decrease in net interest margin. The magnitude and speed of the change in interest rates, and the changing slope of the yield curve are significant factors in our net income that are beyond our control.

For the year ended December 31, 2007 our net interest margin decreased to 4.04% as compared to 4.44% for the same period in 2006. The 40 basis point decrease in net interest margin was the result of:

  higher funding costs due to competitive pressure in deposit rates in part from banks suffering liquidity issues;
  the 100 basis point decrease in the prime rate during the last three months of the year which affected approximately 49% or $378 million of our loans;
  deposits and other borrowings re-pricing slower and in smaller relative increments than our loans during the fourth quarter because of competitive pressures; and
  a larger percent of assets held in securities, 25.1% as of December 31, 2007 compared to 16.6% for the same period last year, which were added to compensate for lower loan growth and generally have a lower yield than loans.

Yields on securities increased in 2007 and helped mitigate margin compression in the fourth quarter when the Federal Reserve cut rates by 100 basis points. Due to an increase in our securities portfolio of higher yielding, fixed rate instruments, a smaller percentage of our interest bearing assets re-priced in a falling rate environment.

The largest component of interest income is interest earned on loans. Total interest income earned from loans for the year ended December 31, 2007 increased by $8.0 million compared to the same period in 2006. The average balance of our loan portfolio increased by $78.1 million; from $668.4 million at December, 31 2006 to $746.5 million at December 31, 2007, resulting in an increase of $6.9 million in our interest income. The yield on our loans increased by 18 basis points for the year ended December 31, 2007 compared to the same period in 2006, resulting in an increase of $1.2 million in interest income attributable to changes in rates.

Interest earned on federal funds sold and interest bearing deposits in other banks decreased by $176 thousand for the year ended December 31, 2007 over the prior year. The most significant reason for this decrease was the change in average volume from $6.3 million to $2.4 million, generating a decrease in interest income in the amount of $170 thousand. The yield on federal funds sold decreased for the same period from 4.46% to 4.37% resulting in a decrease in interest income of $6 thousand. As a result we shifted the funds to higher yielding assets. Interest earned on investments increased by $7.6 million for the year ended December 31, 2007 over the prior year primarily due to an increase in volume of available-for-sale debt securities which went from an average balance of $131.2 million at December 31, 2006 to $245.5 million at December 31, 2007, providing an increase in interest income of $6.5 million for the year ended December 31, 2007 compared to $2.9 million for the prior year. The yield on investments increased from 5.09% to 5.80% providing an increase of $1.0 million in interest income from a December 31, 2006 compared to December 31, 2007.

Interest expense on deposits increased by $10.0 million for the year ended December 31, 2007 compared to the prior year ended December 31, 2006, from $21.4 million to $31.4 million. This increase was partially due to the increase in the average balance of our interest bearing deposits from $557.3 million at December 31, 2006 compared to $714.0 million at December 31, 2007, resulting in an increase of $6.0 million in interest expense. The average rate on deposits increased to 4.39% for the year ended December 31, 2007 from 3.83% in the prior year which resulted in an increase of $4.0 million in interest expense.

During 2007, we funded our incremental earning asset growth with public fund deposits (primarily money market), FHLB borrowings, brokered CDs, retail CDs, and retail money market. As of December 31, 2007, public fund deposits were $179 million, or 21.4% of our total deposits of $837.1 million, compared to $131.8 million, or 17.1% of our total deposits of $772 million at December 31, 2006. Wholesale CDs were $108.4 million, or 13% of our total deposits at December 31, 2007, compared to $89.4 million, or 11.6% of our deposits at December 31, 2006. Our borrowings and repurchase agreements increased $136.9 million from $87.1 million at December 31, 2006 to $224 million at December 31, 2007.

Interest expense on other borrowings increased $1.1 million for the year ended December 31, 2007 compared to the prior year, due to an increase in average balances of $141.1 million at December 31, 2006 to $166.2 million at December 31, 2007, and partially offset by a decrease in our average borrowing rate from 5.31% at December 31, 2006 to 5.15% at December 31, 2007

During the first quarter of 2008 prior to filing this Annual Report on Form 10-K, the Federal Funds target rate declined by 200 basis points which is significant in magnitude and speed of change and will have a significantly negative impact on our net interest income. The negative impact is exacerbated by the turmoil in the markets that has caused competitors to not drop deposit rates as far or as quickly as loan rates because of their need for funding.

Net interest income in 2006 increased over 2005 by $7.4 million to $35.8 million from $28.4 million and increased $3.3 million in 2005. In 2006, net interest income increased largely from the increased volume in loans and investments coupled with the fact that the volume of assets earning interest increased at a faster rate than the liabilities earning interest in both 2006 and 2005.

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

Average consolidated statements of financial position and analysis of net interest spread were as follows (dollars in thousands):

		2007			2006			2005
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
Assets	Balance	(Expense)	Rates	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Earning Assets:

Loans (Interest & Fees)(1)	$746,498	$65,765	8.81%	$668,443	$57,717	8.63%	$492,506	$38,043	7.72%
Federal funds sold and
interest bearing
deposits in banks	2,428	106	4.37%	6,325	282	4.46%	12,357	410	3.32%
Investment securities (2)	245,465	14,230	5.80%	131,177	6,672	5.09%	71,765	2,926	4.08%

Total earning assets and
interest income	994,391	80,101	8.06%	805,945	64,671	8.02%	576,628	41,379	7.19%
Other Assets:
Cash and due from banks	14,180			14,904			16,611
Bank premises and
equipment	31,372			22,989			15,458
Other assets	49,095			52,478			25,542
Allowance for credit losses	(9,393)			(8,583)			(7,631)

Total Assets	$1,079,645			$887,733			$626,608

Liabilities and
Shareholders' Equity
Interest bearing liabilities:
Deposits:
NOW,Savings, and MMDA	$346,738	$(12,820)	3.70%	$239,261	$(6,754)	2.82%	$177,577	$(2,355)	1.33%
Time deposits	367,273	(18,543)	5.05%	318,055	(14,619)	4.60%	159,788	(5,237)	3.28%

Total interest bearing
deposits	714,011	(31,363)	4.39%	557,316	(21,373)	3.83%	337,365	(7,592)	2.25%
Other borrowings	166,240	(8,562)	5.15%	140,881	(7,482)	5.31%	136,780	(5,340)	3.90%

Total interest bearing
liabilities and interest	880,251	(39,925)	4.54%	698,197	(28,855)	4.13%	474,145	(12,932)	2.73%
expense

Non-interest bearing
liabilities	104,287			103,057			83,670
Other liabilities	8,512			7,701			5,681
Shareholders’ equity	86,595			78,778			63,112

Total liabilities and
shareholders' equity &
net interest income	$1,079,645	$40,176		$887,733	$35,816		$626,608	$28,477

Net interest margin as a %
of average earning assets			4.04%			4.44%			4.93%

(1)	Average loan balance includes non-accrual loans. Loan fees and late charges of $3,818 thousand and $3,504 thousand are included in interest for the year to date ended December 31, 2007 and 2006, respectively.
(2)	The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities or the effect gains or losses have on yield.

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

An analysis of the change in net interest income is as follows (dollars in thousands):

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$6,856	$1,192	$8,048	$14,794	$4,880	$19,674
Federal funds sold and deposits in banks	(170)	(6)	(176)	(241)	113	(128)
Investment securities	6,513	1,045	7,558	2,884	862	3,746

Total interest income	13,199	2,231	15,430	17,437	5,855	23,292

Interest paid on:
Savings, NOW and MMDA	$3,590	$2,476	$6,066	$1,035	$3,365	$4,400
Time deposits	2,398	1,526	3,924	6,672	2,709	9,381
Other borrowings	1,312	(232)	1,080	165	1,977	2,142

Total Interest expense	7,300	3,770	11,070	7,872	8,051	15,923

Net interest income	$5,899	$(1,539)	$4,360	$9,565	$(2,196)	$7,369

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the year ended December 31, 2007 was $3.6 million compared to $1.1 million for the year ended December 31, 2006. Net charge-offs for the year ended December 31, 2007 totaled $1.5 million compared to $592 thousand in net charge-offs for the same period in 2006.

The increase in provision expense during the fourth quarter 2007 and the year ended December 31, 2007, primarily reflects our assessment of the potential impact on our region of the deterioration of the national economic trends, our concentration in real estate lending, the growth of our loan portfolio, and additional specifically identified credits. Also during the fourth quarter the Bank experienced deterioration in the general construction portfolio reflective of some borrowers seeking rate and amortization relief. During the fourth quarter we experienced an increase in delinquencies associated with the areas previously identified. While not centered in any one borrower, project, or geographic area, management believes we will see an increased number of borrowers with cash-flow and liquidity problems.

Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors.

The provision for loan losses for the year ended December 31, 2006 was $1.1 million compared to $753 thousand for the year ended December 31, 2005. Net charge-offs for the year ended December 31, 2006 totaled $592 thousand compared to $749 thousand in net charge-offs for the same period in 2005.

The increase in provision expense for the year ended December 31, 2006 was made to accommodate growth in the portfolio. Net charge-offs to average loans outstanding were at historically low levels at December 31, 2006.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

				%	%
	For the year to date ended December 31,			Change	Change
				2007	2006

(dollars in thousands)	2007	2006	2005

Non-Interest Income
Service charges on deposit accounts	$4,061	$3,953	$3,569	2.7	10.8
Origination fees and gain on sales of loans	1,952	1,809	1,634	7.9	10.7
Net gain on sale of securities	703	52	-	1251.9	N/A
Change in market value of trusts preferred debt	1,262	-	-	N/A	N/A
Income from bank owned life insurance	905	693	722	30.6	(4.0)
Gross income from Venture Wealth Management	581	751	507	(22.6)	48.1
Other non-interest income	1,878	1,408	1,778	33.4	(20.8)

Total Non-Interest Income	$11,342	$8,666	$8,210	30.9	5.6

Total non-interest income increased $2.7 million or 30.9% for the year ended December 31, 2007 compared to the same period last year. The largest factor in the increase is the change in market value of junior subordinated debentures which increased $1.3 million for the year ended December 31, 2007 compared to the same period last year as the Company adopted FAS157 and 159 for its junior subordinated debt beginning in 2007. Due to favorable market conditions, a net gain on sale of securities provided $703 thousand of non-interest income for the year ended December 31, 2007 compared to a $52 thousand gain for the same period in 2006. Additional participants and an increase in the face amount of the Bank Owned Life Insurance (BOLI) policies resulted in a 30.6% increase in BOLI income for the year ended December 31, 2007. The origination fees and gains on sale of saleable mortgages increased at a slower rate than the increase of the loans held for sale due to market pressures to decrease fees and a recent change in the mix of the type of loans in the loans held for sale category. The 33.4% increase in other non-interest income was primarily due to $191 thousand insurance reimbursement of legal fees, $60 thousand for the final semi-annual installment fee under the merchant service agreement with a third party vendor, and a $51 thousand increase in a demutualization of General American Mutual Fund. The decrease in gross income from Venture Wealth Management of 22.6% was due to staffing changes and loss of key personnel. This decrease was mitigated by the overall increase of 30.9% in non-interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Total non-interest income increased $456 thousand or 5.6% for the year ended December 31, 2006 compared to 2005. This is primarily due to service charges on deposit accounts increasing by 10.8%, mainly due to increases in both NSF income and bounce protection fee income. Origination fees and gains on the sale of residential real estate loans increased in 2006 by $175 thousand or 10.7% over 2005 mainly due to a higher volume of loans sold. Venture Wealth Management increased its gross income 48.1% due to increased sales and commissions. Other non-interest income decreased 20.8% primarily due to a one time recognition in 2005 of other income related to a demutualization of an insurance policy in the amount of $260 thousand and to the termination of a small loan (payday lending) contract in which $170 thousand was received.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense.

				%	%
	For the year to date ended December 31,			Change	Change
				2007	2006

(dollars in thousands)	2007	2006	2005

Non-Interest Expense
Salaries and employee benefits	$17,165	$14,985	$12,093	14.5	23.9
Occupancy and equipment	4,826	4,072	3,754	18.5	8.5
Advertising / public relations	1,848	1,408	1,268	31.3	11.0
Amortization of intangible assets	287	287	155	0.0	85.2
Office supplies, telephone and postage	1,033	843	736	22.6	14.5
Director fees	180	178	130	1.1	36.9
Expense from foreclosed assets	53	34	105	54.5	(67.6)
Washington State excise tax	1,401	1,047	708	33.9	47.9
Other non-interest expense	4,443	3,814	3,851	16.5	(0.9)

Total Non-Interest Expense	$31,236	$26,668	$22,800	17.1	17.0

Total non-interest expense increased 17.1% or $4.6 million for the year ended December 31, 2007 compared to the same period in 2006. Salaries and benefits represent the largest component of non-interest expense, which increased $2.2 million, or 14.5%, primarily due to internal growth and the hiring of 9 additional mortgage representatives in Pierce County. The number of full time equivalent employees increased to 275 at December 31, 2007 compared to 239 at December 31, 2006. Occupancy and equipment expenses increased $754 thousand or 18.5% for the year ended December 31, 2007 from the same period last year. This is due primarily to the building and relocation of the administrative offices and the addition of two new financial centers as well as increased real estate property taxes and the related depreciation expenses. An increase of 31.3% or $440 thousand in advertising and public relations expense is attributable to product campaigns and expansion into new markets. Washington State excise tax increased 33.9% in direct relation to the increase in gross revenues for 2007 compared to the same period in 2006. Other non-interest expense increased 16.5% for the year ended December 31, 2007 from the same period in 2006. The increase is due primarily to costs associated with the 2007 shelved S-1 registration statement preparation and filing costs of $383 thousand, $210 thousand of a goodwill impairment write-off for Venture Wealth Management and an increase in operational losses of $110 thousand for the year ended December 31, 2007 compared to same period last year.

Total non-interest expense increased 17.0% or $3.9 million for the year ended December 31, 2006 compared to 2005. Salaries and benefits represent the largest component of non-interest expense, and increased $2.9 million, or 23.9%, primarily due to the Redmond National Bank acquisition; in 2006 those employees were employed for a full year compared to only four months from the date of acquisition in September 2005. Employee bonuses were also higher in 2006 over 2005 due to increased profitability. We hired an additional 23 employees and the related salaries and benefits are reflected in 2006. Occupancy costs and equipment expenses increased $318 thousand or 8.5% in 2006 from 2005 due to increased real estate property taxes, maintenance contracts, and depreciation expense. Advertising and public relations increased 11.0% due to increased marketing campaigns as well as the Washington State excise tax increased 47.9% in relation to the increase in gross revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005. Other non-interest expense did not change significantly from 2005 to 2006. It is comprised mainly of legal, accounting, consulting, ATM processing fees, and insurance expense.

Provision for Income Taxes. We recorded tax provisions of $4.9 million for the year ended December 31, 2007 compared to $5.7 million for 2006. Our effective tax rate was approximately 30.0% for the year ended December 31, 2007 and approximately 33.9% for the year ended December 31, 2006. The effective tax rate in 2007, has been lower than our historical effective tax rate primarily due to an overall increase in permanent tax differences and an adjustment to reflect the re-evaluation of our taxes payable.

We recorded tax provisions of $5.7 million for the year ended December 31, 2006 compared to $4.1 million for 2005. Our effective tax rate was approximately 33.9% for the year ended December 31, 2006 and approximately 31.1% for the year ended December 31, 2005.

Capital

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a minimum ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for credit losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

	Regulatory Requirements
	(Greater than or equal to
	stated percentage)		Actual at December 31, 2007

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	8.18%	8.37%
Tier 1 risk-based capital	4.00%	6.00%	9.15%	9.34%
Total risk-based capital	8.00%	10.00%	10.31%	10.50%
	Regulatory Requirements
	(Greater than or equal to
	stated percentage)		Actual at December 31, 2006

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	8.51%	9.44%
Tier 1 risk-based capital	4.00%	6.00%	10.14%	10.27%
Total risk-based capital	8.00%	10.00%	11.27%	11.39%

We were well capitalized at both Venture Bank and the holding company at December 31, 2007 and December 31, 2006 for federal regulatory purposes.

In order to manage our capital position more efficiently, we have formed statutory trusts for the sole purpose of issuing trust preferred securities. We had junior subordinated debentures with a fair value of $21.8 million at December 31, 2007 and carrying value of $22.6 million at December 31, 2006. At December 31, 2007, 100% of the total issued amount, had interest rates that were adjustable on a quarterly basis based on a spread over LIBOR. Decreases in short-term market interest rates during 2007 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that the ability to refinance these obligations will serve to mitigate the impact to net interest income on a consolidated basis. The pricing and availability of these securities is subject to market conditions which changed dramatically in late 2007 making it a more expensive source of funding compared to prior years. In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which re-prices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

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

On March 5, 2005 the Federal Reserve adopted regulations that mandate the maximum amount of junior subordinated debentures that may be included in our Tier 1 Capital calculation. Our capital ratios are calculated in accordance with this regulation and the entire issued amount of junior subordinated debentures qualified as Tier 1 Capital for regulatory capital purposes. We retain the ability to issue additional junior subordinated debentures and have such securities qualify as Tier 1 Capital under the rules.

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

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our anticipated cash flow needs for loan funding and deposit withdrawals. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows provided by or used in financing activities.

At December 31, 2007, cash, deposits in banks, federal funds sold and all securities available for sale totaled $297.9 million of which $208.5 million was pledged. We will manage our liquidity by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities or borrowing from our correspondent banks as well as the Federal Home Loan Bank, or other borrowing sources. At December 31, 2007 short and long term borrowing lines of credit totaled $279.4 million. These credit facilities are being used regularly as a source of funds. At December 31, 2007, $170.0 million was borrowed against these lines of credit, of that amount $146 million were short-term borrowings. At December 31, 2007, overnight federal funds lines of credit totaled $100.0 million. These credit lines were accessed as a source of funding during 2007 and had a zero balance at December 31, 2007. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises. Another available source of liquidity if necessary to fund our future growth could be the issuance of additional trust preferred securities. The pricing and availability of these securities is subject to market conditions which changed dramatically in 2007 making it a more expensive source of funding compared to prior years.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase of securities. Increases in gross loans including loans held for sale for the year ended December 31, 2007 were $67.0 million compared to the prior year end.

Management believes that the Company's liquidity position at December 31, 2007 was adequate to fund ongoing operations.

See Note 9 – Federal Funds Purchased, Short-Term Repurchase Agreements, and Short-Term Borrowings and Note 10 – Long-Term Debt, Long-Term Repurchase Agreements, and Junior Subordinated Debentures to the Company’s consolidated financial statements for more detailed information.

Financial Condition

Our total consolidated assets at December 31, 2007, December 31, 2006 and December 31, 2005 were $1.2 billion, $978.1 million and $752.8 million, respectively. Total deposits at December 31, 2007, December 31, 2006 and December 31, 2005 were $837.1 million, $771.3 million and $514.0 million, respectively.

Loans

Total loans and loans held for sale at December 31, 2007, December 31, 2006 and December 31, 2005 were $783.1 million, $716.1 million and $602.3 million, annual increases of 9.4%, 18.9% and 39.2%, respectively. Our loan growth has been focused in commercial and real estate construction lending. Loans held for sale increase by $12.7 million from a balance of $4.6 million at December 31, 2006 to $17.4 million at December 31, 2007. This was due to the recent expansion of our mortgage operations.

The following table sets forth the relative composition of our loan portfolio at the end of the periods indicated:

				December 31,
(dollars in thousands)	2007		2006		2005		2004

Commercial	$80,975	10.3%	$75,017	10.5%	$74,921	12.4%	$58,556	13.5%
Real Estate
Residential 1-4	38,926	5.0%	40,371	5.6%	15,777	2.6%	9,415	2.2%
Commercial	259,660	33.2%	276,637	38.6%	310,284	51.5%	250,947	58.0%
Construction	375,137	47.9%	305,606	42.8%	187,514	31.2%	101,509	23.5%
Consumer	11,030	1.4%	13,822	1.9%	8,140	1.4%	5,275	1.2%
Small Loans	0	0.0%	0	0.0%	0	0.0%	3,821	0.9%

Total Loans	765,728	97.8%	711,453	99.4%	596,636	99.1%	429,523	99.3%
Loans Held for Sale	17,389	2.2%	4,642	0.6%	5,699	0.9%	3,118	0.7%

Total Loans and Loans Held for Sale	$783,117	100.0%	$716,095	100.0%	$602,335	100.0%	$432,641	100.0%

The following tables show the amounts of loans as of December 31, 2007 and December 31, 2006. Of the loans maturing after one year, as of December 31, 2007, $118.9 million had fixed interest rates and $239.1 million had adjustable interest rates, and as of December 31, 2006, $68 million had predetermined or fixed interest rates and $264 million had floating or adjustable interest rates. As of December 31, 2007, 65.8% of our floating rate loans were tied to the prime rate.

As of December 31, 2007:
(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total

Commercial	$61,417	$14,862	$4,696	$80,975
Real Estate
Residential 1-4	17,119	7,085	32,111	56,315
Commercial	47,240	70,714	141,706	259,660
Construction	295,000	69,225	10,912	375,137
Consumer and other	4,297	2,660	4,073	11,030

Total	$425,073	$164,546	$193,498	$783,117

As of December 31, 2006:
(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total

Commercial	$52,568	$13,182	$9,267	$75,017
Real Estate
Residential 1-4	22,046	6,448	11,877	40,371
Commercial	71,155	53,191	152,291	276,637
Construction	259,814	41,913	3,879	305,606
Consumer and other	8,288	2,040	3,494	13,822

Total	$413,871	$116,774	$180,808	$711,453

Concentrations. As of December 31, 2007, in management’s judgment, a concentration of loans existed in real estate related loans. At December 31, 2007, our portfolio was centered in real estate loans with construction loans at 47.9% of the portfolio, commercial real estate loans at 33.2% and residential 1-4 family units at 5.0% . Although management believes the loans within the real estate related concentration have no more than the normal risk of collectibility, a substantial decline in the performances of the economy, in general, or a decline in real estate values in our market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

(dollars in thousands)	December 31,	December 31,
	2007	2006

Non-accrual loans	$3,007	$691
Accruing loans past due 90 days or more	110	--
Total non-performing loans (NPLs)	3,117	691
Foreclosed real estate	68	34

Total non-performing assets (NPAs)	$3,185	$725

Selected ratios
NPLs to total loans	0.40%	0.10%
NPAs to total loans and foreclosed real estate	0.41%	0.10%
NPAs to total assets	0.27%	0.07%

Impaired and Non-accrual Loans. Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. We typically classify these loans as Substandard, Doubtful, or Loss. Impaired loans, specifically Substandard or Doubtful loans, may not be on non-accrual status as we continue to accrue interest if borrowers continue to make payments. The category “impaired loan” is broader than the category “non-accrual loan,” although the two categories overlap. Non-accrual loans are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to categorize a loan as impaired, i.e. Substandard, Doubtful or Loss, due to payment delinquency or uncertain collectibility, and will closely monitor the loan to ensure performance and collection of amounts due in accordance with the original contractual terms of the loan. See Notes 5 and 22 of the consolidated financial statements for additional information.

Late in the first quarter of 2008, management identified two problem lending relationships aggregating $4.4 million, one centered in a land development project and the other, a single family residential construction loan. These loan balances are in addition to our non-accrual balances. While the required payments on the loans included in these relationships were current at the end of 2007, management determined that these relationships should be designated as impaired effective December 31, 2007 due to the declining values in the specific markets in which the collateral is located. Based on this determination, a write-down of principal totaling $802 thousand was necessary to bring outstanding principal in line with the current market value. In discussions with the land development borrower in December 2007, the borrower made assurances that there were no issues and then in 2008 the borrower chose to stop paying us and other lenders. These two loans were not in non-accrual status as of December 31, 2007 as all payments were current.

The following table summarizes our non-accrual loans at the periods indicated. Non-accrual loans with valuation allowance refers to the portion of our total non-accrual loans that have been identified as having loss exposure and have a specific amount set aside for them in the Allowance. We refer to the specific amount set aside for these loans as the allocation of the Allowance.

(dollars in thousands)	At December 31,	At December 31,
	2007	2006

Total non-accrual loans	$3,007	$691
Non-accrual loans with valuation allowance	$2,074	$365
Allocation of allowance for credit losses	$726	$116

Gross interest income of $98 thousand would have been recorded for the year ended December 31, 2007 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination. Interest income on these loans was not included in net income in 2007.

Foreclosed Real Estate. As of December 31, 2007, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. As of December 31, 2006, we held one foreclosed property carried at $34 thousand. Valuation occurs when a property is foreclosed upon, and annually thereafter. We typically use the lesser of an appraised value or tax assessed value to establish the carrying values. For the properties noted, we have used assessed value due to the amounts involved. The change over the two periods reflected a second property being foreclosed upon, with the December 31, 2006 property included in the December 31, 2007 balance.

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

General Allowances. Each loan officer recommends grades for each loan in their assigned portfolio, beginning at loan inception, and annually thereafter when financial statements of the borrower are received and reviewed. All loan grades require the approval of the manager of Credit Administration and the Chief Lending Officer. Grading changes may also occur if, for example, a loan is delinquent or the collateral deteriorates. Grades range from “excellent” loans graded a “1”, to “loss” loans graded a “7”. Beginning in 2008, loan grades have been expanded to 8 grades.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Year Ended	Year Ended
(dollars in thousands)	December 31,	December 31,
	2007	2006

Balance at beginning of period	$8,917	$8,434
Provision for credit losses	3,600	1,075
Charge-offs:
Commercial	(568)	(804)
Real Estate Mortgage and Construction	(999)	-
Consumer	(54)	(49)
Total charge-offs	(1,621)	(853)
Recoveries:
Commercial	30	128
Real Estate Mortgage and Construction	37	-
Consumer	12	133
Total recoveries	79	261

Net (charge-offs) / recoveries	(1,542)	(592)

Balance at end of period	$10,975	$8,917
Gross loans	$783,117	$716,095
Average loans	$746,498	$668,443
Non-performing loans	$3,117	$691

Selected ratios:
Net (charge-offs) / recoveries to average loans	(0.21)%	(0.09)%
Provision for credit losses to average loans	0.49%	0.16%
Allowance for credit losses to loans outstanding at end of period	1.43%	1.25%
Allowance for credit losses to non-performing loans	352.1%	1290%

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

The following table indicates management’s allocation of the allowance for credit losses among major loan categories:

	December 31,		December 31,
(dollars in	2007		2006
thousands)

	Amount	% of Total	Amount	% of Total
		Allowance		Allowance

Commercial	$1,085	9.9%	$1,791	20.1%
Real Estate
Commercial	3,329	30.3%	2,478	27.8%
Construction	5,738	52.3%	2,088	23.4%
Residential	348	3.2%	519	5.8%
Consumer	45	0.4%	44	0.5%
Unallocated	430	3.9%	1,997	22.4%

Total	$10,975	100.0%	$8,917	100.0%

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

Management's ongoing review of the allocation of the Allowance resulted in a shift of the allocation between the Commercial and Construction segments as a result of a general improvement in the Commercial segment where our "specifically identified" loans in that category showed a significant decline, i.e. that portfolio improved year over year, while at the same time the "specifically identified" segment of the construction portfolio increased.

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

Our construction portfolio reflects some borrower concentration risk, and also carries the additional risks generally encountered with construction loans. We also finance contractors who construct homes or commercial properties that are not pre-sold. These construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the construction on time and within budget and then to generate cash to service the loan by selling or leasing the project. The value of the collateral is realized on project completion when market conditions may have changed. For these reasons, a higher allocation is sometimes justified in this loan category.

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

During a regulatory examination during the fourth quarter of 2004, the FDIC directed us to charge-off all payday loans that had been outstanding (not past due) to borrowers for 60 days from the original loan date. The FDIC requested that we charge-off the principal balance of loans meeting the above criteria for the periods of December 31, 2003, and December 31, 2004. We believed that under generally accepted accounting principles, and based on our actual experience, a total loss of all payday loans outstanding for 60 days from the origination date was not probable, and the specific Allowance allocated to the payday lending portfolio, together with the stop-loss provisions in the marketing and servicing agreement with our payday lending partner, was adequate. All actual charge-offs and recoveries for December 31, 2003 and September 30, 2004 were recognized and run through the Allowance as of December 31, 2003 and September 30, 2004. As a result of the regulatory charge-off, we had a difference between our regulatory accounting principles (RAP) financials and our generally accepted accounting principles (GAAP) financials.

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

Investment Portfolio

The market value of our investment securities at December 31, 2007 totaled $297.0 million compared to $162.4 million at December 31, 2006. We increased our investments by purchasing $240.0 million in securities during the year ended December 31, 2007 and decreased our investments as a result of maturities, principal pay-downs, and sales totaling $102.9 million. We adjusted the portfolio mix during the year ended December 31, 2007 to include additional mortgage-backed, asset-backed and equity securities. The tax equivalent yield of the investment portfolio was 6.76% at December 31, 2007. At December 31, 2007, gross unrealized gains and losses netted to be a $10.0 million net loss which is the equivalent of a 3.26% decline in total book value of the portfolio. Included in the net portfolio loss are gross unrealized losses on available for sale securities of $11.2 million. The gross unrealized loss on available for sale securities is centered in two security classes. The first is Freddie Mac preferred stock which had unrealized losses totaling $5.8 million on a book balance of $46.8 million. The tax equivalent yield at December 31, 2007 on the Freddie Mac preferred stock is 9.40% . The second is purchased Trust Preferred debt which had unrealized losses of $4.0 million on a book balance of $42.7 million. This debt is rated “A” and has a tax equivalent yield of 6.01% . All payments on these two securities have been made as agreed and are expected to continue being paid as agreed.

Subsequent to year-end, in the first quarter of 2008, treasury rates have moved due to changes in the Fed Fund rates which were lowered by the Federal Reserve by 200 basis points.

Securities available-for-sale are carried at fair value on our balance sheet; securities held-to-maturity are carried at amortized cost. Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses typically are due to increases in market interest rates over the yield available at the time the underlying securities were purchased. The unrealized losses in turbulent market conditions also will reflect market uncertainty that is not necessarily specifically related to the security being priced, but more reflective of market conditions. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the unrealized losses greater than twelve months detailed in the table below are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The recorded amounts of investment securities held by us and their fair value at the dates indicated are set forth in the following table:

			Gross	Gross
			Unrealized	Unrealized
(dollars in thousands)		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value

December 31, 2007
Securities Available-for-Sale
U. S. Government and Agency Securities	$-	$-	$-	$-	$-
Mortgage-Backed Securities	178,649	1,381	(772)	(291)	178,967
Municipal Securities	16,806	91	(333)	-	16,564
Asset Backed Securities	42,736	-	(3,978)	-	38,758
Corporate Securities	2,934	-	(77)	-	2,857
Equity Securities	48,824	-	(5,793)	-	43,031

	$289,949	$1,472	$(10,953)	$(291)	$280,177
Securities Held-to-maturity
Corporate Securities	$16,800	$171	$(400)	$-	$16,571

Total at December 31, 2007	$306,749	$1,643	$(11,353)	$(291)	$296,748

December 31, 2006
Securities Available-for-Sale
U.S. Government and Agency Securities	$3,974	$15	$(2)	$(20)	$3,967
Mortgage-Backed Securities	127,790	1,145	-	(909)	128,026
Municipal Securities	29,631	796	-	(10)	30,417
Equity Securities	37	-	-	-	37

	$161,432	$1,956	$(2)	$(939)	$162,447

The following tables show the stated maturities and weighted average yields of investment securities held by us at December 31, 2007 and December 31, 2006:

			December 31, 2007

(dollars in thousands)		Held-to-Maturity Securities			Available-For-Sale Securities

			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield(1)

Due in one year or less	$ -	$ -	-%	$380	$382	7.95%
Due after one year through five years	-	-	-%	436	445	7.87%
Due after five years through ten years	-	-	-%	1,408	1,364	7.06%
Due after ten years	16,800	16,571	10.00%	60,252	55,988	7.22%
No maturity investment	-	-	-%	48,824	43,031	6.88%
Mortgage backed securities	-	-	-%	178,649	178,967	4.66%

Total	$16,800	$16,571		$289,949	$280,177

(1) Weighted average yield is reported on tax-equivalent basis.

			December 31, 2006

(dollars in thousands)		Held-to-Maturity Securities			Available-For-Sale Securities

			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield(1)

Due in one year or less	$-	$-	-%	$1,085	$1,084	4.15%
Due after one year through five years	-	-	-%	1,796	1,786	5.17%
Due after five years through ten years	-	-	-%	2,404	2,440	5.39%
Due after ten years	-	-	-%	28,320	29,074	6.41%
No maturity investment	-	-	-%	37	37	5.38%
Mortgage backed securities	-	-	-%	127,790	128,026	5.83%

Total	$-	$-		$161,432	$162,447

(1) Weighted average yield is reported on tax-equivalent basis.

Deposits

Total deposits were $837.1 million at December 31, 2007 compared to $771.3 million at December 31, 2006. During 2007 and 2006, we looked to the wholesale funding market to augment traditional sources of asset funding. We increased brokered deposits by $19.1 million during 2007. As part of our strategy, in 2006 and 2007 we also expanded our market share of deposits of public funds, which represented 21.4% of our total deposits at December 31, 2007 up from 17.1% at December 31, 2006. Interest-bearing deposits are comprised of money market accounts or MMDA, interest-bearing checking accounts, or NOW, savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.

The following table presents average balances versus total balances as discussed above. Our average balances of deposits and average interest rates paid for the periods indicated are summarized in the following table:

		December 31,			December 31,
		2007			2006

			Weighted			Weighted
	Average	% of	Average	Average	% of	Average
(dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate

Non-interest checking	$104,287	12.7%	-	$103,058	15.6%	-
NOW and MMDA	323,838	39.6%	3.51%	214,246	32.4%	3.88%
Savings accounts	22,900	2.8%	0.34%	25,015	3.8%	0.54%
Time deposits	367,273	44.9%	4.87%	318,054	48.2%	4.81%

Total	$818,298	100.0%		$660,373	100.0%

The following table shows the maturities of our time deposits:

		December 31, 2007
(dollars in thousands)	Under	$100,000
	$100,000	and over	Total

0-90 days	$60,357	$87,344	$147,701
91-180 days	50,412	48,936	99,348
181-365 days	27,824	49,045	76,869
Over 1 year	5,564	24,292	29,856

	$144,157	$209,617	$353,774

Borrowings

Short-term borrowings represent Federal Funds Purchased, borrowings from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, normally mature within one year. Short term borrowings and repurchase agreements increased $106.9 million, or 159.3%, to $174.0 million for the year ended December 31, 2007 compared to $67.1 million at December 31, 2006.

The following table sets forth information concerning short-term borrowings at the periods indicated:

	December 31, 2007	December 31, 2006

Average balance during period	$122,698	$82,815
Average interest rate during period	4.62%	4.39%
Maximum month-end balance during the year	175,922	118,010
Weighted average rate at period end	4.58%	4.78%
Balance at period end	$174,040	$53,070

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables show contractual obligations as of December 31, 2007 and December 31, 2006:

	December 31, 2007
(dollars in thousands)	Payments Due by Period

	Less Than	After One	After Three	More Than
	One Year	But Within	But Within	Five
Contractual Obligations		Three Years	Five Years	Years	Total

Demand Note issued to US Treasury	$25,767	$-	$-	$-	$25,767
FHLB overnight borrowings	5,211				5,211
Citigroup Repurchase Agreements	14,000	-	-	-	14,000
FHLB Term Advances	114,780	-	40,000	10,000	164,780
Overnight repurchase agreements with customers	14,282	-	-	-	14,282
Junior subordinated debentures (at fair value)	-	-	-	21,766	21,766
Premise leases	923	1,827	1,777	7,916	12,443

Total contractual obligations	$174,963	$1,827	$41,777	$39,682	$258,249

	December 31, 2006
(dollars in thousands)	Payments Due by Period

	Less Than	After One	After Three	More Than
	One Year	But Within	But Within	Five
Contractual Obligations		Three Years	Five Years	Years	Total

Demand Note issued to US Treasury	$3,529	$-	$-	$-	$3,529
Citigroup Repurchase Agreements	-	14,000	-	-	14,000
FHLB Term Advances	30,000	20,000	-	-	50,000
Overnight repurchase agreements with customers	19,541	-	-	-	19,541
Junior Subordinated Debentures	-	-	-	22,682	22,682
Premise Leases	765	1,291	1,304	7,127	10,487

Total contractual obligations	$53,835	$35,291	$1,304	$29,809	$120,239

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments include unfunded commitments to extend credit and standby letters of credit. The following table summarizes our commitments at the periods indicated:

(dollars in thousands)	December 31, 2007	December 31, 2006

Unfunded commitments to extend credit
Real estate secured	$135,545	$161,245
Credit card lines	3,018	3,059
Other	61,258	70,356

Total commitments to extend credit	$199,821	$234,660

Standby letters of credit	$1,953	$799

Off-Balance Sheet Arrangements

Information concerning Off-Balance Sheet Arrangements is found in Note 12 – Commitments and Contingent Liabilities, in the Companies consolidated financial statements.

Supplementary Quarterly Data (Unaudited)

(dollars in thousands,
except per share amounts)				Quarter Ended
	Dec	Sept	June	March	Dec	Sept	June	March
	2007	2007	2007	2007	2006	2006	2006	2006

Interest income	$21,134	$20,829	$19,700	$18,438	$18,332	$17,890	$15,504	$12,945
Interest expense	(10,503)	(10,585)	(9,907)	(8,930)	(8,590)	(8,101)	(7,035)	(5,129)
Net interest income	10,631	10,244	9,793	9,508	9,742	9,789	8,469	7,816

Provision for credit losses	(2,475)	(375)	(375)	(375)	(375)	(400)	(150)	(150)
Non-interest income	3,402	3,110	2,262	2,568	2,179	2,237	2,283	1,967
Non-interest expense	(8,712)	(8,217)	(7,233)	(7,074)	(6,821)	(7,195)	(6,559)	(6,093)
Income taxes	(648)	(1,565)	(1,277)	(1,433)	(1,627)	(1,403)	(1,414)	(1,226)

Net income	$2,198	$3,197	$3,170	$3,194	$3,098	$3,028	$2,629	$2,314

Basic earnings per share	$.30	$.45	$.44	$.45	$.43	$.42	$.37	$.32

Diluted earnings per share	$.29	$.44	$.44	$.44	$.43	$.42	$.36	$.31

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investment, and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.

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

Based on the Company’s current position, interest rate reductions by the Federal Reserve that are significant in terms of magnitude and rate of change have a considerable negative impact on our net interest margin and net income.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our Board Asset Liability Committee, or Board ALCO, which is comprised of three independent directors. Our Chief Financial Officer develops and implements policies and procedures that translate the Board’s goals, objectives, and risk limits, and chairs the Management ALCO committee, which meets to assist in formulating and implementing operating strategies to execute the Board ALCO policies. On a day-to-day basis, the monitoring of interest rate risk and management of our balance sheet to stay within Board policy limits is the responsibility of our Chief Financial Officer and Treasury staff. The Management ALCO committee members represent significant areas of our company and participate in product creation, product pricing, and implementation of asset/liability strategies.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets, as of December 31, 2007. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

Interest Rate Gap Analysis
December 31, 2007

					After one
		Balance Sheet	Within		but within	After five
		12/31/07	One Year		five years	years	Total

Gross loans	$	783,117	$515,254	$	235,425	$32,438	$783,117
Securities:
Available for sale		280,859	84,948		24,367	171,544	280,859
Held to maturity		16,800	-		-	16,800	16,800
Fed Funds Sold		-	-		-	-	-
Interest bearing deposits with banks		6	6		-	-	6

Total earning assets	$	1,080,782	$600,208		$259,792	$220,782	$1,080,782
Other Assets
Cash and due from Banks		17,719	-		-	-	17,719
Bank premises and equipment		33,337	-		-	-	33,337
Other assets		62,380	-		-	-	62,380
Allowance for credit losses		(10,975)	-		-	-	(10,975)

Total Assets	$	1,183,243	$601,010	$	259,792	$220,782	$1,183,243
Deposits:
Savings, NOW, MMDA	$	379,629	$79,629	$	-	$-	$379,629
Time deposits		353,774	323,927		29,847	-	353,774
Fed Funds Purchased		-	-		-	-	-
Repurchase Agreements		28,282	28,282		-	-	28,282
Short term borrowings		145,758	145,758		-	-	145,758
Long term debt		71,766	21,766		40,000	10,000	71,766

Total interest bearing liabilities	$	979,209	$899,362	$	69,847	$10,000	$979,209
Other Liabilities
Non-interest bearing deposits		103,721	-		-	-	103,721
Other liabilities		11,556	-		-	-	11,553
Shareholders equity		88,757	-		-	-	88,757

Total liabilities and shareholders equity	$	1,183,243	$899,362	$	69,847	$10,000	$1,183,243
Net interest rate sensitivity gap		$101,573	$(299,154)	$	189,945	$210,782	$101,573
Cumulative Interest Rate Sensitivity Gap			$(299,154)	$	(109,209)	$101,573
Cumulative Gap as a percent			(27.68)%		(10.11)%	9.40%

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

At December 31, 2007, we had $600.2 million in assets and $899.4 million in liabilities re-pricing within one year. This means that $299.2 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at December 31, 2007 is 66.7% . This analysis indicates that at December 31, 2007, if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

A Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Our market risk is impacted by changes in interest rates. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements follow after this heading.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Venture Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Venture Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venture Financial Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Bellingham, Washington
March 28, 2008

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS
	DECEMBER 31,

	2007	2006

Cash and due from banks	$17,719	$16,676
Interest bearing deposits in other banks	6	1,078

Total cash and cash equivalents	17,725	17,754

Federal funds sold	-	6,790
Securities available-for-sale	280,177	162,447
Securities held-to-maturity	16,800	-
Investment in trusts	682	682
FHLB Stock and TIB Stock	4,590	4,590
Loans held-for-sale	17,389	4,642

Loans	765,728	711,453
Allowance for credit losses	(10,975)	(8,917)

Net loans	754,753	702,536

Premises and equipment, net of accumulated depreciation	33,337	28,716
Foreclosed real estate	68	34
Accrued interest receivable	4,862	4,394
Cash surrender value of bank owned life insurance	20,344	17,540
Goodwill	24,202	24,910
Other intangible assets	678	964
Other assets	7,636	2,109

Total assets	$1,183,243	$978,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$103,721	$100,788
NOW, Savings and MMDA	379,629	327,381
Time certificates of deposit	353,774	343,081

Total deposits	837,124	771,250

Securities sold under agreements to repurchase	28,282	33,541
Other borrowings	195,758	53,529
Junior subordinated debentures	-	22,682
Junior subordinated debentures at fair value	21,766	-
Accrued interest payable	1,990	1,783
Other liabilities	9,566	10,091

Total liabilities	1,094,486	892,876

SHAREHOLDERS' EQUITY
Common stock (no par value); 30,000,000 shares authorized, shares
issued and outstanding: December 31, 2007 – 7,221,787	36,507	35,559
December 31, 2006 -7,186,349
Retained earnings	58,798	49,841
Advance to KSOP	-	(634)
Accumulated other comprehensive income (loss)	(6,548)	466

Total shareholders' equity	88,757	85,232

Total liabilities and shareholders' equity	$1,183,243	$978,108

See accompanying notes.

	VENTURE FINANCIAL GROUP, INC.
	CONSOLIDATED STATEMENTS OF INCOME
	(dollars in thousands, except per share data)

	YEAR ENDED DECEMBER 31,

	2007	2006	2005

INTEREST INCOME
Loans	$65,765	$57,717	$28,608
Federal funds sold and deposits in banks	106	282	24
Investment securities
Taxable	13,537	5,712	2,905
Non-taxable	693	960	291

Total interest income	80,101	64,671	41,379

INTEREST EXPENSE
Deposits	31,363	21,373	7,592
Federal funds purchased	78	175	35
Securities sold under agreement to repurchase	1,569	1,675	1,245
Other borrowings	5,107	3,548	2,804
Junior subordinated debentures	1,808	2,084	1,556

Total interest expense	39,925	28,855	12,932

Net interest income	40,176	35,816	28,447

PROVISION FOR CREDIT LOSSES	3,600	1,075	753

Net interest income after provision for credit losses	36,576	34,741	27,694

NON-INTEREST INCOME
Service charges on deposit accounts	4,061	3,953	3,569
Origination fees and net gains on sales of loans	1,952	1,809	1,634
Net gain on sale of securities	703	52	-
Change in market value of junior subordinated debentures	1,262	-	-
Other non-interest income	3,364	2,852	3,007

Total non-interest income	11,342	8,666	8,210

NON-INTEREST EXPENSES
Salaries and employee benefits	17,165	14,985	12,093
Occupancy	2,657	2,149	1,907
Equipment	2,169	1,923	1,847
Amortization of intangible assets	287	287	155
Other non-interest expense	8,958	7,324	6,798

Total non-interest expenses	31,236	26,668	22,800

Income before provision for income taxes	16,682	16,739	13,104

PROVISION FOR INCOME TAXES	4,923	5,670	4,076

NET INCOME	$11,759	$11,069	$9,028

EARNINGS PER SHARE
Basic	$1.64	$1.54	$1.33
Diluted	$1.61	$1.52	$1.30
Weighted average shares outstanding, basic	7,163,034	7,172,290	6,768,229
Weighted average shares outstanding, diluted	7,282,744	7,295,569	6,930,533

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other	Advance
	Number of	Common	Retained	Comprehensive	To
	Shares	Stock	Earnings	Income (Loss)	KSOP/ESOP	Total

Balance, December 31, 2004	6,527,507	$23,891	$33,706	$243		$57,840
Comprehensive Income
Net Income	-	-	9,028	-	-	9,028
Other comprehensive income, net of tax
Change in fair value of securities available for sale,
net of tax expense (benefit) of $(251)	-	-	-	(894)	-	(894)
Minimum pension liability adjustment, net of tax	-	-	-	(382)	-	(382)
Comprehensive Income						7,752
Stock options exercised	232,041	1,713	-	-	-	1,713
Stock issued for purchase of WCB	574,559	13,439	-	-	-	13,439
Stock issued for purchase of WAM	1,612	33	-	-	-	33
Common stock repurchased	(122,567)	(2,455)	-	-	-	(2,455)
Unearned Employee Stock Award	5,000	-	-	-	-	-
Cash dividends ($0.28 per share)	-	-	(1,855)	-	-	(1,855)
Excess tax benefit from share-based payment arrangements	-	180	-	-	-	180
Advance to ESOP	-	-	-	-	(493)	(493)
Balance, December 31, 2005	7,218,152	$36,801	$40,879	$(1,033)	$(493)	$76,154
Comprehensive Income
Net Income	-	-	11,069	-	-	11,069
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net
of tax expense (benefit) of $663	-	-	-	1,311	-	1,311
Minimum pension liability adjustment, net of tax	-	-	-	188	-	188
expense (benefit) of $101
Comprehensive Income						12,568
Stock options exercised	84,119	763	-	-	-	763
Stock issued for purchase of WAM	1,612	32	-	-	-	32
Common stock repurchased	(118,284)	(2,366)	-	-	-	(2,366)
Restricted stock award	750	15	(15)	-	-	-
Compensation expense for stock options	-	200	-	-	-	200
Tax effect of WCB options exercised subsequent to merger	-	6	-	-	-	6
Cash dividends ($0.29 per share)	-	-	(2,092)	-	-	(2,092)
Advance to ESOP	-	-	-	-	(234)	(234)
Repayment of advance to ESOP	-	-	-	-	93	93
Excess tax benefit from share-based payment arrangements	-	34	-	-	-	34
Compensation expense for unallocated ESOP shares	-	34	-	-	-	34
Compensation for restricted stock awards	-	-	40	-	-	40

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
	Number of	Common	Retained	Other	Advance
	Shares	Stock	Earnings	Comprehensive	To	Total
				Income (Loss)	KSOP/ESOP

Balance, December 31, 2006	7,186,349	$35,559	$49,841	$466	$(634)	$85,232
Comprehensive income
Net income	-	-	11,759	-	-	11,759
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax
expense (benefit) of $3,775	-	-	-	(7,011)	-	(7,011)
Minimum pension liability adjustment, net of tax expense (benefit)
of $101	-	-	-	(3)	-	(3)
Comprehensive Income						4,745
Stock options exercised	52,521	565	-	-	-	565
Stock issued for purchase of WAM	1,612	35	-	-	-	35
Common stock repurchased	(17,945)	(391)	-	-	-	(391)
Compensation expense for stock options	-	493	-	-	-	493
Cash dividends ($0.33 per share)	-	-	(2,374)	-	-	(2,374)
Fair value adjustment of junior subordinated debentures, net of tax	-	-	(428)	-	-	(428)
Excess tax benefit from share-based payment arrangements	-	104	-	-	-	104
Repayment of advance to ESOP	-	-	-	-	634	634
Compensation expense for unallocated ESOP shares committed to be
released	-	117	-	-	-	117
Compensation expense for restricted stock awards	-	25	-	-	-	25
Forfeited restricted stock awards	(750)	-	-	-	-	-

Balance, December 31, 2007	7,221,787	$36,507	$58,798	$(6,548)	$-	$88,757

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
Comprehensive Income	2007	2006	2005

Net income	$11,759	$11,069	$9,028

Increase in unrealized gains (losses) on securities available for sale, net of tax expense (benefit) of $(3,775), $663,
$(251)	(6,554)	1,345	(894)
Less adjustment for gains included in net income
net of tax expense of $246, $18, $0	(457)	(34)	-
Less minimum pension liability adjustment net of tax
expense (benefit) of $2, $101, $(205)	(3)	188	(382)

Comprehensive Income	$4,745	$12,568	$7,752

See accompanying notes.

VENTURE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	YEARS ENDED DECEMBER 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,759	$11,069	$9,028
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	3,600	1,075	753
Depreciation and amortization	2,165	1,635	1,608
Deferred income taxes	4,179	915	197
Amortization of other intangible assets	287	287	155
Increase in cash value of life insurance	(904)	(693)	(403)
Compensation expense for stock options	494	240	-
Change in market value of junior subordinated debentures	(1,262)	-	-
Origination fees and gain on sale of loans	(1,952)	(1,809)	(1,634)
Gain on sales of foreclosed real estate	-	(215)	(300)
Gain on sales of available-for-sale securities	(703)	-	-
(Increase) decrease in minimum employee pension liability	(3)	188	(382)
Origination of loans held-for-sale	(113,355)	(82,231)	(59,583)
Proceeds from sales of loans held-for-sale	102,560	85,097	58,636
Stock dividends received	-	(116)	(120)
Increase in accrued interest receivable	(468)	(1,277)	(1,033)
Increase in accrued interest payable	207	495	668
Tax benefit from exercise of stock options	(104)	(34)	180
Other, net	(7,486)	2,237	6,571

Net cash from operating activities	$(986)	$16,863	$14,341

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	-	-	(9,553)
Net (increase) decrease in federal funds sold	6,790	(560)	(6,230)
Activity in securities available-for-sale
Maturities, prepayments and calls	18,149	16,712	14,680
Sales	81,201	36,504	-
Purchases	(225,541)	(151,831)	(3,896)
Activity in securities held-to-maturity
Purchases	(16,800)	-	-
Purchase of equity stock	-	(100)	(560)
Net increase in loans	(55,511)	(115,775)	(168,917)
Purchase of life insurance policies	(1,900)	(191)	(2,821)
Proceeds from sales of foreclosed assets	-	629	690
Proceeds from sales of premises and equipment	4	2	7
Additions to premises and equipment	(6,852)	(11,322)	(8,941)

Net cash used in investing activities	$(200,460)	$(225,932)	$(185,541)

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)

	YEARS ENDED DECEMBER 31,

	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$65,874	$257,222	$187,307
Net decrease in federal funds purchased	-	-	(5,575)
Net increase (decrease) in short-term repurchase agreements	(5,259)	232	(5,656)
Net increase (decrease) in short-term borrowings	112,229	(34,960)	(20,674)
Proceeds from exercise of stock options	565	763	1,713
Stock issued for purchase of WAM	35	32	33
Proceeds from long-term debt	62,403	10,000	37,093
Repayment of long-term repurchase agreements and debt	(32,403)	(20,000)	(14,000)
Repurchase of common stock	(391)	(2,366)	(2,455)
Increase in advance to ESOP	-	(234)	(493)
Repayment of advance to ESOP	634	93	-
Tax benefit from exercise of stock options	104	34	-
Cash dividends paid on common stock	(2,374)	(2,092)	(1,855)

Net cash from financing activities	201,417	208,724	175,438

NET INCREASE (DECREASE) IN CASH AND CASH	(29)	(345)	4,238
EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of year	17,754	18,099	13,861

End of year	$17,725	$17,754	$18,099

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$39,718	$25,607	$12,264
Cash paid for income taxes	$6,662	$4,432	$7,644

NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$(80)	$-	$-
Fair value of assets acquired in acquisition	$-	$-	$129,038
Fair value of liabilities assumed in acquisition	$-	$-	$106,046
Issuance of stock in acquisition (Note 2)	$-	$-	$13,439

See accompanying notes

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of operations - Venture Financial Group, Inc. (the Company) provides commercial banking services in Washington State through 18 full-service financial centers and one loan production office concentrated in and around Thurston, Pierce, Lewis and King Counties. The Company provides loan and deposit services to customers who are predominately small and middle-market businesses and individuals in western Washington. The Company also provides real estate mortgage lending services through its financial center network and the sale of non-deposit investment products through Venture Wealth Management (VWM). The Bank offered small loans (commonly known as “Payday Loans”) to customers in Alabama (from November 2000 through July 2003) and Arkansas (from April 2001 through June 2005) through Marketing and Servicing Agreements with Advance America. Advance America acted as the Bank’s agent in marketing and collecting these loans.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Venture Bank (the Bank) and the Bank’s wholly-owned subsidiary, Venture Wealth Management and excludes the trusts formed to issue trust preferred securities (Note 10). All significant intercompany transactions and balances have been eliminated.

Consolidated financial statement presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, stock based compensation expense, minimum pension liability and fair value determination of the junior subordinated debentures.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

FHLB Stock – The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value ($100 per share). As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on a specified percentage of its outstanding FHLB advances. In December 2006, the Seattle Bank implemented a number of changes to its Capital Plan. The changes included two key provisions: use of the Seattle Bank’s excess stock pool to support new borrowings by members that had fully utilized their Seattle Bank stock and creation of a new Class A stock with a six-month redemption period. To ensure that members with remaining excess stock will be able to use their stock to support new borrowings, the Seattle Bank has decided to suspend the use of the excess stock pool effective December 31, 2007. This change will apply to new or renewing advances. Outstanding advances supported by the excess stock pool will continue to be supported by the pool until their maturity dates. At December 31, 2007, Venture Bank had borrowings that required the use of the excess stock pool and have forecasted the need to purchase FHLB Class ‘A’ stock in 2008. The Bank has all Class B stock as of December 31, 2007. The current and redeemable amount after the redemption period is $4.5 million.

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

Goodwill and other intangibles - Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment during the fourth quarter on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company has completed its annual impairment review of goodwill and has determined to write off $210 thousand of impaired goodwill in regards to Venture Wealth Management. The write off is tied to the inability of the Company to fully realize the expected benefits of the purchase of Washington Asset Management. The goodwill valuation was tied directly to key personnel and the related client list obtained in the acquisition. The key personnel and the original client list of that acquisition are no longer present and therefore the related goodwill is no longer deemed present. Based on the above criteria, management determines it best represents the valuation of the goodwill tied to the acquisition of Washington Asset Management to be deemed impaired and therefore written off in the fourth quarter of 2007.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2007, intangible assets included on the consolidated balance sheet consist of core deposit intangibles that are amortized under the straight line method over an estimated life of approximately five to seven years. The core deposit premium was acquired in the purchase of Harbor Bank, NA and Redmond National Bank the wholly owned subsidiary of Washington Commercial Bancorp (see Note 2). The core deposit premium is being amortized on the straight-line method over seven years for Harbor Bank and five years for Redmond National Bank.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $287 thousand, $287 thousand and $155 thousand, respectively. The Company estimates amortization expense for the next three years to be as follows (dollars in thousands):

Year	Amortization
Ended	Expense

2008	$287
2009	$258
2010	$132

TOTAL	$677

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

At December 31, 2007, the Company has one stock-based employee and director compensation plan.

The following shows that the pro-forma effect for 2007 and 2006 is not applicable because the stock-based compensation expense is now part of the income statement. The following also illustrates the pro-forma effect on net income and earnings per share by applying SFAS No. 123(R) prior to 2006 and if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995, for the years ended December 31, 2005 and December 31, 2004:

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

(dollars in thousands)	2007	2006	2005

Net income, as reported	$11,759	$11,069	$9,028
Less pro-forma total stock-based compensation
expense determined under fair value
method for all qualifying awards, net of tax	N/A	N/A	221

Pro-forma net income	$11,759	$11,069	$8,807

Earnings per share
Basic
As reported	$1.64	$1.54	$1.33
Pro-forma	N/A	N/A	$1.30
Diluted
As reported	$1.61	$1.52	$1.30
Pro-forma	N/A	N/A	$1.27

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in Note 18:

Cash and due from banks, interest bearing deposits in other banks and federal funds sold - The recorded amounts of cash and due from banks, interest bearing deposits at other financial institutions, and federal funds sold approximates their fair value.

Securities available-for-sale - Fair values for securities available-for-sale are estimated based on quoted market prices.

Securities held-to-maturity –Fair values for securities held-to-maturity are estimated based on quoted market prices.

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

Comprehensive income – Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses, reclassification adjustments for realized gains and losses as well as the change in minimum pension liability that under accounting principles generally accepted in the United States of America are excluded from net income.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements - In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006, and did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which the Company early adopted on January 1, 2007. SFAS No. 157 established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between valuations obtained from sources independent of the Company and those from the Company's own unobservable inputs that are not corroborated by observable market data. SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, and the effect of the measurements on earnings for the period.

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

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company will have the ability to refinance or prepay without penalty the junior subordinated debentures issued by FCFG Capital Trust II in April 2008 and WCB Capital Trust I in December 2008. Because the Company anticipates fair value treatment for the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159, the Company recorded a cumulative effect adjustment of $428,000 net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222,000 of the $428,000 change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for the remaining $206,000. In the first twelve months of 2007, the Company recognized other operating income totaling $1,262,000 associated with the change in fair value of the junior subordinated debentures.

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

  Level 1—Quoted prices for identical instruments in active markets.
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

• Level 3—Instruments whose significant value drivers are unobservable. Liabilities measured at fair value on a recurring basis as of December 31, 2007.

	Quote Prices
	in Active	Significant	Significant
	Markets for	Other	Unobservable
(dollars in thousands)	Identical	Observable	Inputs	Balance as of
	Assets	Inputs	(Level 3)	December 31,
	(Level 1)	(Level 2)		2007

Financial Liabilities

Junior subordinated
debentures at fair value		$21,766		$21,766

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

		Cumulative-effect
	December 31, 2006	Adjustment to	January 1, 2007
(dollars in thousands)	(Carrying Value Prior	January 1, 2007	(Carrying Value
	to Adoption)	Retained Earnings Loss	After Adoption)

Liabilities
FCFG Capital Trust I1	$13,403	$137	$13,540
FCFG Capital Trust II	6,186	131	6,317
WCB Capital Trust [2]	3,093	73	3,166
Pre-tax cumulative effect of
adopting fair value accounting	$22,682	$341	$23,023
After-tax cumulative effect of
adopting fair value accounting		$222

1)	FCFG stands for First Community Financial Group, the name of the holding company prior to the re-branding of the Company and the change of the name to Venture Financial Group, Inc.
2)	WCB stands for Washington Commercial Bancorp, the parent company of Redmond National Bank, acquired by Venture Financial Group, Inc.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the twelve months ended December 31, 2007.

(dollars in thousands)		Fair Value	Carrying
		Measurements at	Value of
	Carrying	December 31,	Instrument at	Other	Total Changes
	Value of	2007 Using	December 31,	Non-	in Fair Value
	Instrument	Significant Other	2007 (After	Interest	Included in
	at January	Observable	Adoption of	(Income)	Current Period
	1, 2007	Inputs (Level 2)	SFAS No. 159	Expense	Earnings

Liabilities
FCFG Capital Trust I	$13,540	$(138)	$0	$(138)	$(138)
FCFG Capital Trust II	6,317	(130)	6,187	(130)	(130)
WCB Capital Trust	3,166	(83)	3,083	(83)	(83)
VFG Capital Trust I	0	(911)	12,496	(911)	(911)

Total	$23,023	$(1,262)	$21,766	$(1,262)	$(1,262)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Company adopted this Statement on October 1, 2006. The effect of this Statement was to recognize $3 thousand, after-tax, of net actuarial losses and prior service cost as an increase in 2007 to accumulated other comprehensive income.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective on January 1, 2008 for the Company. Adoption of SAB 109 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1,

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

2009. Accordingly, we will apply SFAS 141(R) to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. The standard requires ownership interests, sometimes called minority interest, in subsidiaries held by parties other than the parent be clearly identified and presented within the equity section of the consolidated balance sheet, with the associated amount of net income clearly identified on the income statement providing sufficient disclosures to clearly identify and distinguish between the interests of the parent and interests of any noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on Company’s financial statements.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Acquisitions

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

The aggregate purchase price was $26.5 million. The following table summarizes the components of the purchase price:

Purchase Price at Fair Value (dollars in thousands)

Total value of the Company’s common stock exchanged	$11,336
Total value of WCB stock options replaced by fully vested	2,103
VFG stock options (1)
Cash portion of purchase	12,355
Direct acquisition costs (capitalized and included in Goodwill)	678

TOTAL ESTIMATED PURCHASE PRICE	$26,472

(1) The estimated fair value of VFG stock options issued as of September 2, 2005, in exchange for the WCB outstanding stock options was calculated using the Black-Scholes option pricing model modified for dividends, with model assumptions estimated as of April, 2005, and a VFG stock price of $19.73 per share.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 –Acquisitions (continued)

The purchase price allocation was based on an estimate of the fair value of assets acquired and liabilities assumed at the acquisition date as summarized in the following table:

Allocation of WCB purchase price (dollars in thousands)

WCB shareholder equity	$11,690

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:

Cash and due from banks	$2,829
Securities available-for-sale	1,889
Investments in Trusts	93
Federal Home Loan Bank stock, at cost	545
Loans	107,133
Allowance for credit losses	(1,241)
Premises and equipment	2,502
Core deposit intangible	880
Goodwill	16,295
Other assets	942

Total assets acquired	131,867

Total deposits	86,921
Short-term borrowing	14,412
Junior subordinated debentures	3,093
Other liabilities	1,647

Total liabilities	106,073

Estimated fair value of net assets acquired	$25,794

Merger related costs	$678
Total purchase price	$26,472

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 –Acquisitions (continued)

The following unaudited pro-forma condensed consolidated financial information represents the results of operation of the Company had the acquisition taken place on January 1, 2005.

Unaudited Pro-Forma Condensed Consolidated Financial Information

(dollars in thousands except per share data)	2005

Net interest income	$31,932
Provision for loan losses	1,343
Non interest income	8,342
Non interest expense	24,490
Income before income tax	14,441

Net income	$9,949

Per common share information:
Earnings per share basic	$1.47
Earnings per share diluted	$1.44
Average common shares issued and outstanding	6,769,481
Average diluted common shares issued and outstanding	6,931,784

The pro-forma results presented above include amortization of purchase premiums and discounts of approximately $126 thousand for the year ended December 31, 2005.

Excluded from the pro-forma results are the acquisition related expenses of approximately $1.2 million paid by WCB prior to the merger.

Goodwill of approximately $16.3 million and core deposit intangible of approximately $880 thousand were recorded as a result of the acquisition. The goodwill is not being amortized, but is subject to annual impairment tests with the other goodwill recorded in the Company's financial statements. An impairment test was performed by management as of December 31, 2007, and no adjustment to goodwill was necessary. None of the goodwill will be deductible for income tax purposes. The core deposit intangible is being amortized on a straight-line basis over 5 years.

Note 3 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amount of such balances for the years ended December 31, 2007 and 2006, were $72 and $0 thousand.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

Securities have been classified according to management's intent. The recorded amounts of securities and their fair value at December 31, were as follows (dollars in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
(dollars in thousands)	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value

December 31, 2007
Securities Available-for-Sale
Mortgage-Backed Securities	$178,649	$1,381	$(772)	$(291)	$178,967
Municipal Securities	16,806	91	(333)	-	16,564
Asset Backed Securities	42,736	-	(3,978)	-	38,758
Corporate Securities	2,934	-	(77)	-	2,857
Equity Securities	48,824	-	(5,793)	-	43,031

	$289,949	$1,472	$(10,953)	$(291)	$280,177
Securities Held-to-Maturity
Corporate Securities	$16,800	$171	$(400)	$-	$16,571

Total at December 31, 2007	$306,749	$1,643	$(11,353)	$(291)	$296,748

December 31, 2006
Securities Available-for-Sale
U.S. Government and Agency Securities	$3,974	$15	$(2)	$(20)	$3,967
Mortgage-Backed Securities	127,790	1,145	-	(909)	128,026
Municipal Securities	29,631	796	-	(10)	30,417
Equity Securities	37	-	-	-	37

	$161,432	$1,956	$(2)	$(939)	$162,447

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At December 31, 2007 there were seven investment securities that have been in a loss position for greater than twelve months. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

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

The contractual maturities of securities available-for-sale at December 31, 2007 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Therefore, the mortgage backed securities have been classified separately in the maturity table.

			VENTURE FINANCIAL GROUP, INC.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities (continued)

			December 31, 2007

(dollars in thousands)	Held-to-Maturity Securities		Available-For-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$-	$-	$380	$382
Due after one year through five years	-	-	436	445
Due after five years through ten years	-	-	1,408	1,364
Due after ten years	16,800	16,571	60,252	55,988
No maturity investment	-	-	48,824	43,031
Mortgage backed securities	-	-	178,649	178,967
Total	$16,800	$16,571	$289,949	$280,177

Securities recorded at approximately $208.5 million at December 31, 2007, and $65.6 million at December 31, 2006, were pledged to secure public deposits, FHLB Borrowings, Treasury, Tax and Loan Deposits, Citigroup repurchase agreements and customer repurchase agreements and for other purposes required or permitted by law.

Proceeds from sales of available-for-sale investment securities were $81 million, $37 million, and $0 in 2007, 2006, and 2005, respectively.

There was a gross realized gain on sales of available-for-sale securities of $975 thousand and a gross realized loss of $272 thousand in 2007. There was a gross realized gain on sales of available-for-sale securities of $275 thousand and a gross realized loss of $223 thousand in 2006 and $0 in 2005.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans
Loans at December 31, consist of the following (dollars in thousands):

	2007		2006

		Percent of		Percent of
	Portfolio	Portfolio	Portfolio	Portfolio

Commercial	$81,250	10.6	$75,144	10.5
Real estate
Residential 1- 4 family	38,926	5.1	40,371	5.7
Commercial	260,336	33.8	277,384	38.9
Construction	376,255	49.1	307,189	43.0
Consumer	11,007	1.4	13,797	1.9

Loans, net of unearned income	767,774	100.0	713,885	100.0

Unearned income	(2,046)		(2,432)
Allowance for credit losses	(10,975)		(8,917)

Total loans, net	$754,753		$702,536

Changes in the allowance for credit losses for the years ended December 31, are as follows (dollars in thousands):

	2007	2006	2005

Balance at beginning of year	$8,917	$8,434	$7,189
Provision charged to operations	3,600	1,075	753
Transfer from Redmond National Bank	-	-	1,241
Charge-offs (community banking)	(1,621)	(853)	(695)
Recoveries (community banking)	79	261	188
Charge-offs (small loans)	-	-	(888)
Recoveries (small loans)	-	-	646

Net charge-offs	(1,542)	(592)	(749)

Balance at end of year	$10,975	$8,917	$8,434

Ratio of net charge-offs to average loans	0.21%	0.09%	0.15%
outstanding

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans (continued)

     Following is a summary of information pertaining to impaired loans (dollars in thousands):

	2007	2006	2005

December 31
Impaired loans without a valuation allowance	$4,180	$327	$1,908
Impaired loans with a valuation allowance	11,573	365	279

Total impaired loans	$15,753	$691	$2,187

Valuation allowance related to impaired loans	$2,303	$116	$211

Years ended December 31

Average monthly ending balances of impaired loans	$2,328	$1,696	$4,486
Interest income recognized on a cash
basis on impaired loans	-	-	-

At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans were impaired. Loans over 90 days past due still accruing interest were $110 thousand and $0 at December 31, 2007 and 2006, respectively.

Certain related parties of the Company, principally Bank directors and their associates, were loan customers of the Bank in the ordinary course of business during 2007 and 2006. Total loans outstanding at December 31, 2007 and 2006, to key officers and directors were $6.2 million and $6.3 million, respectively. During 2007, advances totaled $1.0 million and repayments totaled $1.1 million on these loans. In the opinion of management, these related party loans were made on substantially the same terms, including interest rates and collateral requirements, as those terms prevailing at the date these loans were made. During 2007 and 2006, there were no loans to related parties that were considered to be classified or impaired.

Note 6 - Premises and Equipment

     The components of premises and equipment at December 31, are as follows (dollars in thousands):

	2007	2006

Land	$5,110	$5,108
Buildings and leasehold improvements	29,590	16,397
Equipment, furniture and fixtures	13,830	11,364
Construction in progress	312	9,871

Total cost	48,842	42,740
Less accumulated depreciation and amortization	15,505	14,024

Premises and equipment	$33,337	$28,716

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment (continued)

Depreciation and amortization expense was $1.9 million, $1.6 million, and $1.6 million in 2007, 2006 and 2005, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $913 thousand, $941 thousand, and $824 thousand for 2007, 2006 and 2005, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable leases having an original or remaining term of more than one year for future years ending December 31, are as follows (dollars in thousands):

Years Ending December 31	Amount

2008	$923
2009	905
2010	922
2011	942
2012	835
Thereafter	7,916

$12,443

Certain leases contain renewal options of five years and escalation clauses based on increases in property taxes and other costs.

Note 7 - Foreclosed Assets

Foreclosed assets consisted of the following at December 31, (dollars in thousands):

	2007	2006

Real estate acquired through foreclosure	$68	$34
Allowance for losses	-	-
Other assets acquired through foreclosure	-	-

Total foreclosed assets	$68	$34

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

The composition of deposits at December 31, is as follows (dollars in thousands):

	2007	2006

Non-interest bearing checking	$103,721	$100,788
NOW and MMDA	357,438	304,956
Savings deposits	22,191	22,425
Time certificates, $100,000 or more	209,617	191,301
Other time certificates	144,157	151,780

Total	$837,124	$771,250

Scheduled maturities of time deposits for future years ending December 31, are as follows (dollars in thousands):

Years Ending
December 31	Amount

2008	$323,918
2009	9,247
2010	8,181
2011	11,017
2012	1,411

$353,774

Certain related parties of the Company, principally Bank directors and executive officers, were deposit customers of the Bank in the ordinary course of business during 2007 and 2006. Total deposit account dollars at December 31, 2007 and 2006, to key officers and directors were $1.6 million and $2.5 million, respectively. In the opinion of management, these related party deposits were made on substantially the same terms, including interest rates, as those terms prevailing at the date these accounts were opened.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Funds Purchased, Securities Under Repurchase Agreements, and Other Borrowings

Federal funds purchased generally mature within one to four days from the transaction date. The Company had no federal funds purchased at December 31, 2007, or December 31, 2006.

Short-term repurchase agreements and short-term borrowings (excluding federal funds purchased) at December 31, are as follows (dollars in thousands):

	2007	2006

Demand note issued to U.S. Treasury, bearing interest at the federal funds rate less .25% (4.25% and 5.25% at December 31, 2007 and 2006, respectively), due on demand, collateralized by securities pledged to the Federal Reserve
Bank of San Francisco in the amount of $37.0 million in 2007 and $2.6
million in 2006.	$25,767	$3,529

Short-term repurchase agreement to Citigroup, maturing May 2008; interest payable quarterly at a rate of 4.1%. This was collateralized by securities
pledged to Citigroup in the amount of $14.0 million.	14,000	-

Short-term borrowings with the FHLB. Borrowings are fully collateralized by a separate portfolio of securities and commercial real estate loans pledged to
FHLB in the amount of $240.6 million. Borrowings mature in January,
February and June 2008. The weighted average interest rate for 2007 and
2006 are 4.54% and 3.78%, respectively.	119,991	30,000

Overnight repurchase agreements with customers. Balances of repurchase agreements fully collateralized by a separate portfolio of securities held at the Federal Home Loan Bank of Seattle in the amount of $42.4 and $40.6 million at December 31, 2007 and 2006, respectively. The weighted average interest rate on these agreements was 4.89% and 4.89 % at December 31,
2007 and 2006, respectively.	14,282	19,541

	$174,040	$53,070

Information concerning short-term borrowings is summarized as follows (dollars in thousands):

	2007	2006	2005

Average balance during the year	$122,698	$82,815	$75,253
Average interest rate during the year	4.6%	4.4%	3.4%
Maximum month-end balance during the year	$175,922	$118,010	$115,104
Weighted average rate at December 31	4.6%	4.8%	3.4%

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Term Borrowings, Securities Under Repurchase Agreements, and Junior Subordinated Debentures

Long-term debt at December 31, is as follows (dollars in thousands):

	2007	2006

Term advance from Federal Home Loan Bank of Seattle, maturing February 2008;
interest-only, monthly payments prior to maturity, fixed interest rate of 5.17%.	$-	$10,000

Term advance from Federal Home Loan Bank of Seattle, maturing June 2008;
interest-only, monthly payments prior to maturity, fixed interest rate of 4.14%.	-	10,000

Term advance from Federal Home Loan Bank of Seattle, maturing July 2012;
interest-only, quarterly payments prior to maturity, floating interest rate for two
years then fixed at 5.35% , reset quarterly, LIBOR minus 0.50% (4.74% at	30,000	-
December 31, 2007).

Term advance from Federal Home Loan Bank of Seattle, maturing August 2012;
interest-only, quarterly payments prior to maturity, fixed interest rate of 4.74%.	10,000	-

Term advance from Federal Home Loan Bank of Seattle, maturing July 2017;
interest-only, quarterly payments prior to maturity, floating interest rate for one
year then fixed at 4.74%, reset quarterly, LIBOR minus 1.00% (4.14% at	10,000	-
December 31, 2007).

Term Repurchase Agreement to Citigroup, maturing May 2008; interest-only payments due quarterly at a rate of 4.10%. This is collateralized by securities pledged to
Citigroup in the amount of $15.4 million.	-	14,000

Junior subordinated debentures issued December 2003, maturing December 2033;
interest-only payments due quarterly at a rate of LIBOR plus 2.85%
(7.84% at December 31, 2007).	3,082	3,093

Junior subordinated debentures issued April 2003, maturing October 2033; interest-only payments due quarterly at a rate of LIBOR plus 3.25%
(8.16% at December 31, 2007).	6,187	6,186

Junior subordinated debentures issued July 2002, maturing October 2032; interest-only payments due quarterly at a rate of LIBOR plus 3.65%
(9.02% at December 31, 2006).	-	13,403

Junior subordinated debentures issued July 2007, maturing October 2037; interest-only payments due quarterly at a rate of LIBOR plus 1.45%
(6.44% at December 31, 2007).	12,497	-

	$71,766	$56,682

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Term Borrowings, Securities Under Repurchase Agreements, and Junior Subordinated Debentures (continued)

Junior subordinated debentures - In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which re-prices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

On July 11, 2007, $13.4 million of floating rate capital securities were issued by VFG Capital Trust I (the Trust I). The Trust I is a business trust organized in 2007, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 1.45% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than September 15, 2012, and not later than October 7, 2032. After September 15, 2012, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

On April 10, 2003, $6.2 million of floating rate capital securities was issued by FCFG Capital Trust II (the Trust II). The Trust II is a business trust organized in 2003, owned 100% by the Company. The proceeds of the offering were invested by the Trust in junior subordinated debentures of the Company. The debentures held by the Trust are the sole assets of the Trust. Distributions on the capital securities issued by the Trust are payable quarterly at a floating rate, calculated quarterly, of LIBOR plus 3.25% per annum, which is equal to the interest rate being earned by the Trust on the debentures held by the Trust. At the Company's option, the debentures will not mature earlier than April 24, 2008, and not later than October 24, 2033. After April 24, 2008, the debenture can be redeemed, in whole or in part, at 100% of the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Term Borrowings, Securities Under Repurchase Agreements, and Junior Subordinated Debentures (continued)

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

Scheduled maturities of long-term debt for future years ending December 31, are as follows (dollars in thousands):

Consolidated

2009	$-
2010	-
2011	-

Thereafter	71,766

$71,766

Note 11 - Income Taxes

Income taxes are comprised of the following for the years ended December 31, (dollars in thousands):

	2007	2006	2005

Current expense	$5,327	$4,755	$3,879
Deferred expense (benefit)	(404)	915	197

	$4,923	$5,670	$4,076

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (continued)

The following reconciliation is between the statutory and the effective federal income tax rate for the years ended December 31, (dollars in thousands):

		2007			2006			2005

			Percent of			Percent of			Percent of
			Pretax			Pretax			Pretax
	Amount		Income	Amount		Income	Amount		Income

Income tax based
on statutory rate	$5,839		35.0	$5,858		35.0	$4,586		35.0
Adjustments resulting from
Tax-exempt income	(502)		(2.8)	(337)		(2.0)	(110)		(0.8)
Life insurance income	(317)		(1.7)	(243)		(1.5)	(232)		(1.8)
Tax credits	(0)		(0.0)	(0)		(0.0)	(115)		(0.9)
Other	(97)		(0.5)	392		2.4	(53)		(0.4)

Total income taxes	$4,923		30.0	$5,670		33.9	$4,076		31.1

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are (dollars in thousands):

	2007	2006

Deferred tax assets
Allowance for credit losses	$3,796	$3,104
Net unrealized loss on securities available-for-sale	3,420	-
Deferred compensation	1,989	1,865

Total deferred tax assets	$9,205	$4,969

Deferred tax liabilities
Deferred income	$1,226	$1,183
Net unrealized gain on securities available-for-sale	-	355
Intangibles	383	323
Accumulated depreciation	1,135	388
Other deferred tax liabilities	48	486

Total deferred tax liabilities	$2,792	$2,735

Net deferred tax assets	$6,413	$2,234

No valuation allowance for deferred tax assets was recorded at December 31, 2007 and 2006 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and Contingent Liabilities

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Company’s financial statements.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001.

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

	2007	2006

Commitments to extend credit
Real estate secured	$135,545	$161,245
Credit card lines	3,018	3,059
Other	61,258	70,356

Total commitments to extend credit	$199,821	$234,660

Standby letters of credit	$1,953	$799

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and Contingent Liabilities (continued)

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may be uncollateralized, contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed. The reserves for unfunded commitments and contingent liabilities are included in accrued liabilities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. There are no assigned reserves for unfunded commitments and contingent liabilities.

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

Total contributions made by the Company are included in the ESOP balances. For the year ended December 31, 2007, $935 thousand was added to the ESOP. Company contributions for 2006 and 2005 were $740 thousand and $410 thousand, respectively.

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

In October 2005, the Company approved a $1.0 million revolving line of credit to the KSOP. In the fourth quarter of 2005, the KSOP borrowed $493 thousand from the line of credit from the Company to purchase common stock of the Company. The loan was rewritten in 2006 to be a $493 thousand non-revolving loan with specific repayment terms. With the restatement of the plan in 2006, the loan was transferred to the ESOP and will be repaid from the Bank’s contributions to the ESOP. The loan was paid in full in December 2007. The interest rate on the loan is 0% per annum.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

In the fourth quarter of 2006, the ESOP borrowed $234 thousand from the Company to purchase common stock of the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. The loan was paid in full in December 2007. The interest on the loan is 0% per annum.

The ESOP allocated shares were 368,185, 321,718, 0, and 0 as of December 31, 2007, 2006 and 2005, respectively. The KSOP allocated shares were 294,505, 602,502 and 699,157 as of December 31, 2007, 2006 and 2005, respectively. Unallocated shares based on the purchase price of the shares, were 0, 35,189 and 28,580 as of December 31, 2007, 2006 and 2005 respectively. Unallocated shares are those shares that have been purchased with borrowings by the ESOP and will not be allocated until the debt is repaid on those shares. When the shares are allocated, they will be allocated at the then current fair market value.

For the year ended December 31, 2007, the ESOP released 35,189 shares of the Company’s common stock to participants. At December 31, 2007, the ESOP had no unallocated shares remaining to be released.

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

Incentive compensation plan - The Company offers incentive compensation to officers and qualified employees based on the financial performance and performance of certain individuals. Awards are payable if the Company meets earnings and other performance objectives and are determined as a percentage of their base salary. Awards under the plan for 2007, 2006 and 2005 were $914 thousand, $906 thousand and $542 thousand, respectively.

The Company also offers incentives to officers and qualified employees based on individual performance targets such as loan growth, deposit growth and customer retention programs as well as miscellaneous incentive programs for employee referrals and awards. Awards under the plan for 2007, 2006 and 2005 were $888 thousand, $834 thousand and $233 thousand, respectively.

There is one other incentive award received by all employees based on a predetermined performance goal of the Company. It is not a part of the incentive compensation plan and is not included above. For 2007, 2006 and 2005, this award totaled $186 thousand, $170 and $0 thousand, respectively.

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

The date used to determine the Plan measurements was December 31, 2007. Weighted-average assumptions used in accounting for the SERP Plan were as follows:

2007

Assumed discount rate	6.00%
Rate of compensation increase	N/A
Expected return on assets	N/A

The rate of compensation increase and the expected return on assets in the plan was not utilized in 2007 in the actuarial determination of accrued pension cost. The dollar amount of the benefit is fixed so compensation increases are not necessary to be utilized. There are no assets set aside specifically for these benefits in trust so the expected return on assets is considered not applicable. This is intended to be an unfunded nonqualified retirement plan under ERISA.

The accumulated benefit obligation was $5.5 million at December 31, 2007, and $4.8 million at December 31, 2006. Changes in the projected benefit obligation were as follows (dollars in thousands):

		2007	2006

Projected benefit obligation, beginning of year	$	(4,805)	$(4,350)
Service Cost		483	536
Interest Cost		285	257
Actuarial Loss (Gain)	$	4	(216)
Benefits paid		(116)	(122)

Projected benefit obligation, end of year	$	(5,461)	$(4,805)

Reconciliations of funded status were as follows (dollars in thousands):
		2007	2006

Funded status	$	(5,461)	$(4,805)
Unrecognized loss/(gain)		302	298

Actual funded status	$	(5,159)	$(4,507)

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

Net periodic expense for the defined benefit pension plan was as follows (dollars in thousands):

	2007		2006

Service Cost	$483	$	536
Interest Cost	285		257
Amortization of gain or loss	-	$	73

Net periodic expense	$768	$	866

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows (dollars in thousands):

Plan Year Ended December 31,	Projected Benefit Payments

2008	$130
2009	178
2010	393
2011	444
2012	452
2012-2117	2,728

Total payments through 2017	$4,325

The amounts recognized in the statements of financial condition are as follows (dollars in thousands):

	2007	2006

Prepaid (accrued) benefit cost	$(5,461)	$(4,507)
Accumulated other comprehensive expense	(302)	(298)

Net amount recognized	$(5,159)	$(4,805)

Employer contributions to the plan for the year ended December 31, 2008 are budgeted to be $874 thousand. Expenses related to this plan totaled $768 thousand, $866 thousand and $846 thousand, in 2007, 2006 and 2005, respectively.

Director benefits – The following is a description of all benefits received by the Company’s directors.

Director and Committee Fees - Director fees are paid to non-employee directors only. For the year ending December 31, 2007, VFG directors received a monthly retainer of $750. Each VFG director also serves as a Venture Bank director and received a monthly retainer of $500 and a board attendance fee of $600 per Venture Bank Board meeting. Board members are permitted to participate telephonically once per year and receive a $300 attendance fee. Additionally, participating directors received $100 for all special board conference calls lasting longer than 30 minutes. Committee members received $250 per meeting attended (except Audit Committee which received $300 per meeting).

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Benefit Plans (continued)

Director Deferred Income (DDI) - In 1992, the Board of Directors approved a plan under which a director could elect to defer receipt of directors’ fees and incentive pay for five years from 1992 to 1997, and at retirement receive those fees and incentive pay plus accrued interest at a rate of 10% during the deferral period and 8% from the end of the deferral period through the payout. The plan also provides that the deferred fees plus the accrued interest benefit payment accelerates in the event of a Director’s death and is paid to the Director’s beneficiaries. Accrued liabilities to its directors participating in the Plan at December 31, 2007 totaled $340 thousand. Expense associated with the related directors was $27 thousand, $30 thousand, and $20 thousand in 2007, 2006, and 2005, respectively.

Mr. Parsons was included in this Plan as a director in 1992. In 1992, Mr. Parsons was also an executive. The directors included in the plan for whom expenses are being accrued are Messrs. Parsons, Panowicz, and former directors DeTray and Wilcox.

In 1989, the Board of Directors approved a plan under which a director could elect to defer receipt of directors’ fees for ten years beginning February 1, 1989, and at retirement receive those fees plus accrued interest. One director, Mr. Parsons, is remaining in this plan. This director deferred $400 per month for 120 months and is entitled to receive $2,193 payable for a period of 120 months upon reaching age 62. The accrued liability to the directors participating in this plan at December 31, 2007 totaled $186 thousand. Expenses associated with this plan were $26 thousand in 2007, $30 thousand in 2006, and $15 thousand in 2005.

Split Dollar Insurance – The Company owns life insurance policies issued on the lives of its Directors and certain employees (“the Participants”). The Company has entered into Agreements that provide for the insurance companies to pay the designated beneficiaries of the Participants up to $350 thousand from the “net at risk proceeds” of these policies. The “net at risk proceeds” of these policies is the amount in excess of the total required in order for the Company to recover all its original investment as well as all accumulated interest in the policies. Participants are required to pay income taxes on the value of the benefits provided under this Plan with a total of $6 thousand reported in 2007, and $3 thousand for 2006.

While the company incurred no expenses associated with this Plan for the year ended December 31, 2007, the Company adopted EITF 06-04 effective January 1, 2008, which requires it to account for the post-retirement cost of split dollar agreements. The effect of which will reduce equity by $411 thousand and decrease earnings in 2008 by $65 thousand.

Long-Term Care Insurance - In 2002, the Company purchased Long-Term Care Insurance for each of its board members and certain employees. Each participant is eligible to begin receiving benefits after being certified by a licensed Health Care Practitioner as chronically ill. The policy provides for a $130 -$200 per day lifetime benefit for facility care, and home and community services. Benefits vest 10% per year over a ten-year period, with acceleration upon a change in control. If the participant’s service terminates for reasons other than death, disability, or termination after 10 years of service, then the participant is required to reimburse a portion of the premium based on the years of service completed. In 2007 the Company purchased a plan for one board member. This policy has an annual premium, but otherwise is consistent with the policy previously listed. Expenses related to these plans were $16 thousand for 2007 and $6 thousand for 2006, respectively.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans

On December 31, 2007, the Company had one active share based compensation plan which is described below. The compensation cost that has been charged to income in 2007 for both stock options and restricted stock grants is $371 thousand. The total income tax benefits recognized in the income statement for share based compensation cost in 2007 is $130 thousand. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

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

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The 2004 Plan addresses non-qualified stock options, incentive stock options, restricted stock awards, and other stock based compensation award. The Company believes that such awards better align the interest of its employees and directors with those of its shareholders. Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The outstanding stock option awards have been granted with a 10 year term. The stock option awards when granted have a vesting period of five years with 20% of the shares vesting per year. There is one outstanding restricted stock awards; one award for 5,000 shares vests over a 4 year period with 25% of the shares vesting per year. Unlike the option shares, restricted stock awards are granted at no cost to the recipient. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). At December 31, 2007, 190,550 option shares and 5,750 restricted stock award shares have been granted under the Plan since plan inception. At December 31, 2007, 9,500 option shares and 750 restricted option shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. Under the 2004 Plan, 113,950 shares remain available for grant. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

Options becoming exercisable under stock option plans in future years ending December 31, are as follows:

2008 – 55,310; 2009 – 48,110; 2010 – 36,210; 2011 – 28,190; and 2012 – 17,680

Options outstanding at December 31, 2007 were granted under the 1994 director, and 1999 employee stock option plans. These plans were superseded in 2004 with the 2004 Stock Incentive Plan and accordingly no further options will be granted under the 1994 and 1999 plans.

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

Restricted stock was granted to an employee for the first time in 2005. At a fair market value of $20.85 per share, 5,000 shares were granted. These shares vest over a four year period at the rate of 25% per year. As of December 31, 2007, 2,500 are fully vested. Unlike stock options, the employee is taxed on the fair market value of the restricted stock at the time the stock vests. The restricted stock is outstanding and has voting rights from the date it is granted. However, it may not be traded by the grantee until it is vested.

The second restricted stock grant was to an employee in 2006. At a fair market value of $20.00 per share, 750 shares were granted. These shares vest at 100% after years from date of grant. These shares were forfeited in 2007 and were returned to the Plan and are available for future grants.

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

Beginning January 1, 2006, the Company began accounting for stock-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and management’s experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. In all years presented, there was only one grant date in the year except in 2007 where on two dates grants were issued.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

	November 1,	April 18,	April 19,	April 16,
	2007	2007	2006	2005

Expected volatility	22.36%	23.06%	23.90%	24.32%
Expected dividends	1.43%	1.37%	1.40%	2.33%
Expected term (in years)	7.3 years	7.3 years	6.5 years	7 years
Risk-free rate	3.84%	4.62%	4.92%	4.38%

The weighted average fair value of options granted during 2007, 2006, and 2005 was $6.57 $6.03, and $5.02, respectively. In the opinion of management, the assumptions used in the option pricing model are subjective and represent only one estimate of possible value, as there is no active market for Company options granted.

Options granted by the Company during 2007, 2006, and 2005, are 20% vested on each of the five subsequent anniversaries of the grant date. Options granted by Washington Commercial Bancorp were all vested effective as of the date of the merger, September 2, 2005, and were not expensed after the merger but the merger date intrinsic value of the options was added to goodwill. As the options are exercised the merger date intrinsic value and excess tax benefits are subtracted from goodwill. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Actual forfeited shares and the related compensation expense of those shares is taken out at the time of forfeiture. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

A summary of option activity under the Plan as of December 31, 2007, 2006 and 2005 during the years then ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000's)

Outstanding at December 31, 2004	135,385	495,312	630,397	$9.20	-	-
Exercisable at December 31, 2004	19,950	243,625	263,575	$7.59	-	-
Granted 2005	4,200	38,800	43,000	$19.25	-	-
Exercised 2005	(20,363)	(211,678)	(232,041)	$7.38	-	-
Forfeited or expired 2005	(180)	(38,719)	(38,899)	(1)	-	-
Outstanding at December 31, 2005	119,042	283,715	402,757	$10.94	5.65 years	$3,676
Exercisable at December 31, 2005	84,392	181,965	266,357	$9.08	4.40 years	$2,927
Granted 2006	5,250	51,500	56,750	$20.00	-	-
Exercised 2006	(49,389)	(34,730)	(84,119)	$9.07	-	-
Forfeited or expired 2006	(5,400)	(5,550)	(10,950)	-	-	-
Outstanding at December 31, 2006	69,503	294,935	364,438	$12.65	5.80 years	$3,308
Exercisable at December 31, 2006	46,073	175,205	221,278	$9.75	4.35 years	$2,650
Granted 2007	14,000	76,800	90,800	$21.88	-	-
Exercised 2007	(33,870)	(18,651)	(52,521)	$10.78	-	-
Forfeited or expired 2007	-	(35,100)	(35,100)	(2)	-	-
Outstanding at December 31, 2007	49,633	317,984	367,617	$15.56	6.34 years	$2,181
Exercisable at December 31, 2007	24,773	159,844	184,617	$11.14	4.39 years	$1,888

(1)	Shares forfeited – weighted average exercise price of $13.16 and shares expired – weighted average exercise price of $10.99
(2)	Shares forfeited – weighted average exercise price of $21.30 and shares expired – weighted average exercise price of $7.60

The total intrinsic value at December 2007 of options exercised during 2007 was $587 thousand. The intrinsic value represents the fair market value of the shares at exercise of $1.2 million (where fair market value is the prior month end weighted average price) less the cost to the recipient to exercise which was $566 thousand. The tax benefits created by these exercises are allocated to additional paid in capital and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

The following summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	30,704	4.02	$6.74	30,704	$6.74
$7.01 to $10.00	82,598	2.50	$8.92	82,598	$8.92
$10.01 to $15.00	40,235	6.22	$13.45	33,035	$13.40
$15.01 to $19.00	39,900	6.29	$15.33	18,600	$15.33
$19.01 to $21.00	85,780	7.89	$19.69	19,680	$19.58
$21.01 to $25.00	88,400	9.32	$21.88	-	-

	367,617	6.34	$15.56	184,617	$11.14

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the years ended 2007, 2006, and 2005 is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Nonvested Shares	Shares	Shares	Shares	Fair Value

Nonvested at December 31, 2004	44,250	128,220	172,470	$3.15
Granted	4,200	38,800	43,000	$5.02
Vested	(13,800)	(28,500)	(42,300)	$2.84
Forfeited	-	(36,770)	(36,770)	$3.29
Nonvested at December 31, 2005	34,650	101,750	136,400	$3.80
Granted	5,250	51,500	56,750	$6.03
Vested	(11,520)	(28,450)	(39,970)	$3.44
Forfeited	(4,950)	(5,070)	(10,020)	$4.42
Nonvested at December 31, 2006	23,430	119,730	143,160	$4.74
Granted	14,000	76,800	90,800	$6.60
Vested	(12,570)	(35,150)	(47,720)	$4.12
Forfeited	-	(3,240)	(3,240)	$6.35
Nonvested at December 31, 2007	24,860	158,140	183,000	$5.80

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans (continued)

As of December 31, 2007, there was $567 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods. The total grant date fair value of shares vested during the year ended December 31, 2007, was $197 thousand.

The table below illustrates the effect on net income and earnings per share for the Company applying the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment to stock-based compensation awards granted on or after January 1, 1995, for the period ended December 31, 2005. The table also illustrates on a pro forma basis the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Share-Based Compensation, to stock-based compensation awards granted on or after January 1, 1995, for the year ended December 31, 2005:

Year Ended
(dollars in thousands, except per share data)	December 31, 2005

Net income, as reported	$9,028
Less total stock-based compensation expense determined
under fair value method for all qualifying awards, net of tax	$221
Actual Pro forma net income	$8,807
Earnings per Share
Basic:
As reported	$1.33
Pro-forma	$1.30
Diluted:
As reported	$1.30
Pro-forma	$1.27

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense for restricted stock is recognized in earnings over the required service period.

Compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements in each quarter of 2007. Compensation expense for stock options is now measured at the grant date of the award at fair value and adjusted to reflect forfeitures and the outcome of certain conditions.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only (dollars in thousands)

Condensed Balance Sheets - December 31
			2007		2006

Assets
Cash		$	1,111	$	614
Investment in the Bank			108,621		106,847
Other assets			1,111		1,186

Total assets		$	108,843	$	108,647

Liabilities and Stockholders' Equity

Liabilities
Junior subordinated debentures		$	21,766	$	22,682
Other liabilities			317		733

Total liabilities			22,083		23,415

Shareholders' Equity			88,760		85,232

Total liabilities and shareholders' equity		$	110,843	$	108,647

Condensed Statement of Income -
Years Ended December 31
	2007		2006		2005

Operating Income
Dividends from the Bank	$4,400		$3,600		$15,500
Change in market value	1,262		-		-
Interest	94		64		42

Total operating income	5,756		3,664		15,542

Operating Expenses
Interest	1,808		2,084		1,556
Other	585		229		133

Total operating expenses	2,393		2,313		1,689

Income before income taxes and
equity in undistributed income of the Bank	3,363		1,351		13,853

Income Tax Benefit	(196)		(760)		(545)

Income before equity in undistributed
income of the Bank	3,559		2,111		14,398

Equity in Undistributed Income (Loss) of the Bank	8,200		8,958		(5,370)

Net income	$11,759		$11,069		$9,028

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash
Flows - Years Ended December 31
	2007	2006	2005

Cash Flows from Operating Activities
Net income	$11,759	$11,069	$9,028
Adjustments to reconcile net income to net
cash from operating activities
Equity in undistributed (income) loss of the Bank	(8,200)	(8,958)	5,370
Other – net	(1,519)	126	(37)

Net cash from operating activities	2,040	2,237	14,361

Cash Flows from Investing Activities
Cash investment in (return from) the Bank	(13)	735	(15,500)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	566	763	1,713
Stock issued for purchase of WAM	35	32	33
Advance to ESOP	-	(234)	(493)
Loan payment from ESOP	634	93	-
Repurchase of common stock	(391)	(2,366)	(2,455)
Proceeds from long-term debt	-	-	3,093
Payment of dividends	(2,374)	(2,092)	(1,855)

Net cash from (used in) financing activities	(1,530)	(3,804)	36

Net increase (decrease) in cash	497	(832)	(1,103)

Cash, beginning of year	614	1,446	2,549

Cash, end of year	$1,111	$614	$1,446

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

The actual capital amounts and ratios are as follows (dollars in thousands):

						To Be
						Well Capitalized
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007
Tier I capital (to average assets):
Consolidated	$88,233	8.37%	$43,186	>	4.00%	N/A		N/A
Venture Bank	86,328	8.18%	42,191	>	4.00%	$52,739	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	$88,233	9.34%	$37,777	>	4.00%	N/A		N/A
Venture Bank	86,328	9.15%	37,736	>	4.00%	$56,604	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	$99,208	10.50%	$75,553	>	8.00%	N/A		N/A
Venture Bank	97,303	10.31%	75,473	>	8.00%	$94,341	>	10.00%

As of December 31, 2006:
Tier I capital (to average assets):
Consolidated	$81,380	9.44%	$34,474	>	4.00%	N/A		N/A
Venture Bank	80,314	9.32%	34,460	>	4.00%	$43,076	>	5.00%

Tier I capital (to risk-weighted assets):
Consolidated	$81,380	10.27%	$31,710	>	4.00%	N/A		N/A
Venture Bank	80,314	10.15%	31,665	>	4.00%	$47,498	>	6.00%

Total capital (to risk-weighted assets):
Consolidated	$90,297	11.39%	$63,421	>	8.00%	N/A		N/A
Venture Bank	89,231	11.27%	63,331	>	8.00%	$79,164	>	10.00%

Restrictions on retained earnings - The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2007, the Bank could pay dividends to its parent of up to $3.0 million and still be well capitalized under prompt corrective action provisions.

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

On June 16, 2004, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in privately negotiated transactions. Under this plan, VFG purchased 167,640 shares from the third quarter 2004 through third quarter 2005 for a total of $3.1 million.

On November 15, 2005, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or through the open market. Under this plan, VFG has purchased 136,229 shares from the fourth quarter 2005 through third quarter 2007 for a total of $2.8 million.

On August 29, 2007, the Board approved a stock repurchase program to allow for the repurchase of 200,000 shares of VFG Common Stock in purchases over time in either privately negotiated transactions or, if a market develops, through the open market. Under this plan VFG has purchased no shares.

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at December 31, were as follows (dollars in thousands):

		2007			2006

	Recorded		Fair	Recorded		Fair
	Amount		Value	Amount		Value

Financial Assets
Cash and due from banks, interest
bearing deposits in other banks	$17,725		$17,725	$17,754		$17,754
Federal funds sold	$-		$-	$6,790		$6,790
FHLB Stock and TIB Stock	$4,590		$4,590	$4,590		$4,590
Securities available-for-sale	$280,177		$280,177	$162,447		$162,447
Securities held-to-maturity	$16,800		$16,571	$-		$-
Loans held-for-sale	$17,389		$17,389	$4,462		$4,642
Loans receivable, net	$754,753		$753,985	$702,536		$702,262
Accrued interest receivable	$4,862		$4,862	$4,394		$4,394

Financial Liabilities
Deposits	$837,124		$837,289	$771,250		$772,312
Federal funds purchased	$28,282		$28,282	$-		$-
Short-term borrowings	$45,758		$145,758	$53,070		$53,070
Long-term debt	$50,000		$50,704	$34,000		$32,562
Junior subordinated debentures	$21,766		$21,766	$22,682		$22,682
Accrued interest payable	$1,990		$1,990	$1,783		$1,783

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Other Operating Income and Expenses

Other operating income and expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31 (dollars in thousands):

		2007		2006		2005

Other operating income
Commission on sale of non-deposit
investment products	$		581	$736	$		507
Earnings on bank-owned life insurance	$		905	$693	$		530

Other operating expense
State taxes	$		1,401	$1,047	$		708
Advertising and marketing	$		1,848	$1,214	$		913
Expenses of SERP	$		716	$920	$		846

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

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Earnings Per Share Disclosures (continued)

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated (dollars in thousands except for shares and per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2007
Basic earnings per share
Net income	$11,759	7,163,034	$1.64
Effect of dilutive securities
Options		119,710	(0.03)

Diluted earnings per share
Net income	$11,759	7,282,744	$1.61

Year ended December 31, 2006
Basic earnings per share
Net income	$11,069	7,172,290	$1.54
Effect of dilutive securities
Options		123,279	(0.02)

Diluted earnings per share
Net income	$11,069	7,295,569	$1.52

Year ended December 31, 2005
Basic earnings per share
Net income	$9,028	6,768,229	$1.33
Effect of dilutive securities
Options		162,304	(0.03)

Diluted earnings per share
Net income	$9, 028	6,930,533	$1.30

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

Financial highlights by line of business as of and for the years ended December 31, were as follows (dollars in thousands):

	Community		Small
	Banking		Loans		Total

December 31, 2007
Net interest income after provision for credit losses	$36,576	$		-	$36,576
Non-interest income	11,342			-	11,342
Non-interest expense	31,236			-	31,236
Income taxes	4,923			-	4,923

Net income	$11,759	$		-	$11,759

Total assets	$1,183,243	$		-	$1,183,243

Total loans	$765,728	$		-	$765,728

December 31, 2006
Net interest income after provision for credit losses	$34,741	$		-	$34,741
Non-interest income	8,666			-	8,666
Non-interest expense	26,668			-	26,668
Income taxes	5,670			-	5,670

Net income	$11,069	$		-	$11,069

Total assets	$978,108	$		-	$978,108

Total loans	$711,453	$		-	$711,453

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

Note 22 - Subsequent Event

On January 17, 2008, the Company declared a dividend in the amount of $.085 per share to be paid on February 8, 2008, for shareholders of record as of January 28, 2008.

During the first quarter of 2008, weakness in the Puget Sound real estate markets became more evident. The evidence is reflected by reductions in property values, in appraisals, and real estate statistics for the months in the first quarter for certain areas.

Since December 31, 2007, we transferred a total of seven borrowing relationships with loans amounting to $13.3 million to non-accrual status..

VENTURE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	December 31	September 30	June 30	March 31

Year ended December 31, 2007
Interest income	$21,134	$20,829	$19,700	$12,945
Interest expense	(10,503)	(10,585)	(9,907)	(5,129)

Net interest income	10,631	10,244	9,793	7,816

Provision for credit losses	(2,475)	(375)	(375)	(150)
Non-interest income	3,402	3,110	2,262	1,967
Non-interest expenses	(8,712)	(8,217)	(7,233)	(6,093)

Income before provision	2,846	4,762	4,447	3,540
for income taxes

Provision for income taxes	(648)	(1,565)	(1,277)	(1,226)

Net income	$2,198	$3,197	$3,170	$2,314

Earnings per share
Basic	$0.30	$0.45	$0.44	$0.45
Diluted	$0.29	$0.44	$0.44	$0.44

Year ended December 31, 2006
Interest income	$18,332	$17,890	$15,504	$12,945
Interest expense	(8,590)	(8,101)	(7,035)	(5,129)

Net interest income	9,742	9,789	8,469	7,816

Provision for credit losses	(375)	(400)	(150)	(150)
Non-interest income	2,179	2,237	2,283	1,967
Non-interest expenses	(6,821)	(7,195)	(6,559)	(6,093)

Income before provision	4,725	4,431	4,043	3,540
for income taxes

Provision for income taxes	(1,627)	(1,403)	(1,414)	(1,226)

Net income	$3,098	$3,028	$2,629	$2,314

Earnings per share
Basic	$0.43	$0.42	$0.37	$0.32
Diluted	$0.43	$0.42	$0.36	$0.31

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Chief Financial Officer have concluded that VFG’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any changes in VFG’s internal controls that materially affected, or is reasonably likely to affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

In the year ended December 31, 2007, the Company did not make any change in, nor take any corrective actions regarding, its internal controls that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Report of Management on Internal Control Over Financial Reporting

The management of Venture Financial Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and under the Securities Exchange Act of 1934. The company's internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company's assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2007, the company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

March 28, 2008

ITEM 9B – Other Information

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled Election of Directors - Information with Respect to Nominees and Directors Whose Terms Continue, Management, and Section 16(a) Beneficial Ownership Reporting Compliance, as set forth in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

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

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements. Index to Consolidated Financial Report

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2007 and 2006

Consolidated statements of income for the years ended December 31, 2007, 2006 and 2005

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2007, 2006 and 2005

Consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements (2) Financial Statement Schedules.

Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) The exhibits listed on the Exhibit Index following signature page. Management contracts and compensatory plans are listed as Items 10.1 to 10.18.

(b) Exhibits:		See Exhibit Index following signature page
(c)	Financial Statement Schedules:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

VENTURE FINANCIAL GROUP, INC. (Registrant) By: /s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2008.

Signatures	Title Chief Executive Officer

/s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. (principal executive officer)	Chief Executive Officer and Chairman of the Board

Chief Financial Officer

/s/ Sandra L. Sager, CPA Sandra L. Sager, CPA	EVP/Chief Financial Officer
(principal financial officer; and principal accounting officer)

Remaining Directors:

/s/ James F. Arneson
James F. Arneson

/s/ Keith W. Brewe
Keith W. Brewe

/s/ Lowell E. (Sonny) Bridges
Lowell E. (Sonny) Bridges

/s/ Linda E. Buckner
Linda E. Buckner

/s/ Jewell C. Manspeaker
Jewell C. Manspeaker

/s/ Patrick L. Martin
Patrick L. Martin

/s/ A. Richard Panowicz
A. Richard Panowicz

/s/ Lawrence J. Schorno
Lawrence J. Schorno

Director Director Director Director Director Director Director Director

EXHIBIT INDEX

Exhibit

3.1	(a) Second Amended and Restated Articles of Incorporation.
3.2	(b) Bylaws.
4.1	(c) Amended and Restated Trust Agreement dated July 9, 2007
4.2	(d) Indenture, dated July 9, 2007, by and between Venture Financial Group, Inc. and LaSalle
Bank National Association
4.3	(e)	Guarantee Agreement, dated July 9, 2007, by and between Venture Financial Group, Inc.
and LaSalle Bank National Association
10.1	(f)*	Employment Agreement with Ken F. Parsons, Sr.
10.2	(g)*	Amendment to Employment Agreement with Ken F. Parsons, Sr.
10.2	(h)*	Employment Agreement with James Arneson.
10.3	(i)*	Form of Long-Term Care Agreement.
10.4	(j)*	Supplemental Executive Retirement Plan.
10.5	(k)*	2004 Stock Incentive Plan.
10.6	(l)*	Employment Contract for Sandra Sager.
10.7	(m)*	Form of Split Dollar Life Insurance Agreement
10.8	(n)*	Third Amendment to Ken Parsons Employment Agreement
10.9	(o)*	Fourth Amendment to Ken Parsons Employment Agreement
10.10	(p)*	Amendment to James Arneson Employment Agreement
10.11	(q)*	Amendment to Sandra Sager Employment Agreement
10.12	(r)*	Restated 1992 Directors Deferred Income Agreement (Parsons)
10.13	(s)*	Restated 1992 Directors Deferred Income Agreement (Panowicz)
10.14	(t)*	Restated 1989 Deferred Compensation Agreement (Parsons)
10.15	(u)*	Supplemental Executive Retirement Plan Participation Agreement
10.16	(v)*	First Amendment to the 2005 Venture Financial Group, Inc. Supplemental Executive
Retirement Plan
10.17	(w)*	Venture Financial Group, Inc. Employee Stock Ownership Plan.
10.18	(x)*	Venture Financial Group, Inc. KSOP (Employee Stock Ownership Plan with 401(k)
Provisions). Amended and Restated as of January 1, 2006.

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams, LLP).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management or compensatory contract, plan or arrangement.

(a)	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed May 16, 2005.
(b)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2007.
(c)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 10, 2007.
(d)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 10, 2007.
(e)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 10, 2007.
(f)	Incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed June 2, 2004.

(g)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2006.
(h)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-125774.
(i)	Incorporated by reference to Exhibit 10.L to the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001, filed April 1, 2002.
(j)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.
(k)	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed on April 6, 2004.
(l)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2005.
(m)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(n)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2007.
(o)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(p)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(q)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(r)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(s)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(t)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(u)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(v)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed December 20, 2007.
(w)	Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 27, 2007.
(x)	Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed March 27, 2007