Form 10-Q
period 2008-03-31
VENTURE FINANCIAL GROUP INC
filed 2008-05-14
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
                                   X Yes __No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                 __Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

                  Title of Class                                                                                                                        Outstanding at May 13, 2008
                 Common Stock                                                                                                                                      7,221,787

1

Item 1. Financial Statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

ASSETS
	March 31,	December 31,

	2008	2007

Cash and due from banks	$ 14,952	$ 17,719
Interest bearing deposits in other banks	5	6

Total cash and cash equivalents	14,957	17,725

Federal funds sold	-	-
Securities available-for-sale	299,010	280,177
Securities held-to-maturity	17,293	16,800
Investment in trusts	682	682
FHLB Stock and TIB Stock	7,169	4,590
Loans held-for-sale	17,026	17,389

Loans	776,777	765,728
Allowance for credit losses	(12,230)	(10,975)

Net loans	764,547	754,753

Premises and equipment, net of accumulated depreciation	34,196	33,337
Foreclosed real estate	68	68
Accrued interest receivable	4,332	4,862
Cash surrender value of bank owned life insurance	20,679	20,344
Goodwill	24,202	24,202
Other intangible assets	606	678
Other assets	7,686	7,636

Total assets	$ 1,212,453	$ 1,183,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$ 106,933	$ 103,721
NOW, Savings and MMDA	384,756	379,629
Time certificates of deposit	335,217	353,774

Total deposits	826,906	837,124

Federal funds purchased	46,615	-
Securities sold under agreements to repurchase	29,151	28,282
Other borrowings	189,098	195,758
Junior subordinated debentures at fair value	21,324	21,766
Accrued interest payable	1,384	1,990
Other liabilities	8,370	9,566

Total liabilities	1,122,848	1,094,486

SHAREHOLDERS' EQUITY
Common stock (no par value); 30,000,000 shares authorized, shares
issued and outstanding: March 31, 2008 – 7,221,787	36,582	36,507
December 31, 2007 -7,221,787
Retained earnings	60,900	58,798
Advance to KSOP	-	-
Accumulated other comprehensive income (loss)	(7,877)	(6,548)

Total shareholders' equity	89,605	88,757

Total liabilities and shareholders' equity	$ 1,212,453	$ 1,183,243

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended
	March 31,
	2008	2007

INTEREST INCOME
Loans	$ 14,464	$ 15,925
Federal funds sold and deposits in banks	4	22
Investment securities
Taxable	4,952	2,277
Non-taxable	141	214

Total interest income	19,561	18,438

INTEREST EXPENSE
Deposits	6,686	6,987
Federal funds purchased	190	-
Securities sold under agreement to repurchase	247	392
Other borrowings	1,637	1,049
Junior subordinated debentures	387	502

Total interest expense	9,147	8,930

Net interest income	10,414	9,508

PROVISION FOR CREDIT LOSSES	1,525	375

Net interest income after provision for credit losses	8,889	9,133

NON-INTEREST INCOME
Service charges on deposit accounts	1,041	946
Origination fees and net gains on sales of loans	1,303	402
Net gain on sale of securities	696	278
Change in market value of junior subordinated debentures	442	91
Other non-interest income	737	851

Total non-interest income	4,219	2,568

NON-INTEREST EXPENSE
Salaries and employee benefits	4,927	4,074
Occupancy	732	566
Equipment	600	442
Amortization of intangible assets	72	72
Other non-interest expense	2,164	1,920

Total non-interest expense	8,495	7,074

Income before provision for income taxes	4,613	4,627

PROVISION FOR INCOME TAXES	1,487	1,433

NET INCOME	$ 3,126	$ 3,194

EARNINGS PER SHARE
Basic	$ 0.43	$ 0.45
Diluted	$ 0.43	$ 0.44
Weighted average shares outstanding, basic	7,219,806	7,154,805
Weighted average shares outstanding, diluted	7,301,274	7,282,498

See notes to condensed consolidated financial statements

     VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

			For the Three Months Ended March 31, 2008 and 2007 (Dollars in thousands)

				Accumulated Other	Advance
	Number of	Common	Retained Earnings	Comprehensive	To
	Shares	Stock		Income (Loss)	KSOP/ESOP	Total

Balance, December 31, 2006	7,186,349	$ 35,559	$ 49,841	$ 466	$ (634)	$ 85,232
Comprehensive Income
Net Income	-	-	3,194	-	-	3,194
Other comprehensive income, net of tax
Increase in unrealized gain on securities available-for-sale,	-	-	-	37	-	37
net of tax expense of $19
Less adjustment for gain included in net income net of tax expense
of $97	-	-	-	(181)	-	(181)
Comprehensive Income						3,050
Stock options exercised	7,310	67	-	-	-	67
Stock issued for purchase of WAM	1,612	35	-	-	-	35
Compensation expense for stock options	-	57	-	-	-	57
Cash dividends ($0.08 per share)	-	-	(574)	-	-	(574)
Fair value adjustment of junior subordinated debentures, net of tax	-	-	(428)	-	-	(428)
Excess tax benefit from share-based payment arrangements	-	2	-	-	-	2
Compensation expense for unallocated ESOP shares committed to
be released	-	1	-	-	-	1
Compensation expense for restricted stock awards	-	8	-	-	-	8
Balance, March 31, 2007	7,195,271	$ 35,729	$ 52,033	$ 322	$ (634)	$ 87,450

Balance, December 31, 2007	7,221,787	$ 36,507	$ 58,798	$ (6,548)	$ -	$ 88,757
Comprehensive Income
Net Income	-	-	3,126	-	-	3,126
Other comprehensive income, net of tax
Increase in unrealized loss on securities available-for-sale,	-	-	-	(1,080)	-	(1,080)
net of tax benefit of $581
Less adjustment for losses included in net income net of tax
expense of $244	-	-	-	(452)	-	(452)
Change in fair value of Swap, net of tax of expense
of $109	-	-	-	203	-	203
Minimum pension liability adjustment, net of tax expense	-	-	-	-	-	-
(benefit)
Comprehensive Income						1,797
Cumulative effect adjustment for change in accounting principal
for split dollar liability	-	-	(411)	-	-	(411)
Compensation expense for stock options	-	69	-	-	-	69
Cash dividends ($0.085 per share)	-	-	(613)	-	-	(613)
Excess tax benefit from share-based payment arrangements	-	-	-	-	-	-
Compensation for restricted stock awards	-	6	-	-	-	6
Balance, March 31, 2008	7,221,787	$ 36,582	$ 60,900	$ (7,877)	$ -	$ 89,605

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2008 and 2007 (Dollars in thousands)

	2008	2007
Cash Flows from Operating Activities
Net Income	$ 3,126	$ 3,194
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	1,525	375
Depreciation and amortization	549	355
Increase in cash surrender value of life insurance	(209)	(344)
Compensation expense for stock options	69	57
Compensation expense for unallocated ESOP shares committed to be released	-	1
Restricted stock award compensation	6	8
Excess tax benefit from share-based payment arrangements	-	(2)
Gain on sale of securities available for sale	(696)	(278)
Change in market value of junior subordinated debentures	(442)	(91)
Other	(128)	(1,454)
Originations of loans held for sale	(62,254)	(19,714)
Proceeds from sales of loans held for sale	63,920	19,310
Origination fees and gains on sales of loans held for sale	(1,303)	(402)
Net cash provided by operating activities	4,163	1,015

Cash Flows from Investing Activities
Net decrease in federal funds sold	-	5,590
Purchases of securities available for sale	(70,104)	(94,040)
Purchases of securities held to maturity	(489)	-
Proceeds from maturities and prepayments of available-for-sale securities	5,031	3,881
Proceeds from sales of securities available for sale	44,721	25,051
Purchase of other equity securities	(2,579)	-
Net increase in loans	(11,970)	(13,579)
Purchase of bank owned life insurance policies	(126)	-
Additions to premises and equipment	(1,408)	(2,623)
Proceeds from sale of premises and equipment	-	4
Net cash used by investing activities	(36,924)	(75,716)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(10,218)	16,193
Net increase in federal funds purchased	46,615	-
Net increase in securities sold under agreement to repurchase	869	210
Net increase (decrease) in short-term debt	(6,660)	66,073
Issuance of common stock for WAM Acquisition	-	35
Exercise of share options	-	67
Excess tax benefits from share-based payment arrangements	-	2
Payment of cash dividends	(613)	(574)
Net cash provided by financing activities	29,993	82,006

Net change in cash and due from banks	(2,768)	7,305

Cash and cash equivalents:
Beginning of period	17,725	17,754
End of period	$14,957	$25,059

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$ 9,753	$ 9,075
Taxes	$ 1,550	$ 860

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value adjustment of securities available for sale, net of tax	$ (1,532)	$ 144
Cumulative effect of early adoption of SFAS 159	$ -	$ (428)

See notes to condensed consolidated financial statement

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including notes thereto, included in Venture Financial Group, Inc.’s (the Company, VFG) 2007 Annual Report to Shareholders. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008.

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

Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or retained earnings as previously reported.

2. Share-Based Compensation

On March 31, 2008 the Company has one active share-based compensation plan which is described below. The Company also has various incentive stock option plans, with shares outstanding, which are further disclosed in Note 15 to the annual report and 10K as of December 31, 2007. The compensation cost that has been charged to income year-to-date in 2008 for both stock options and restricted stock grants is $75 thousand. The total income tax benefits recognized in the income statement for share-based compensation cost for the quarter ended March 31, 2008 is $26 thousand. The tax benefits recognized include the exercise of certain options and the tax benefit of the expense recognition.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. At March 31, 2008, 190,550 option shares and 5,750 restricted stock award shares have been granted under the Plan since plan inception. At March 31, 2008, 9,500 option shares and 750 restricted option shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. Under the 2004 Plan, 113,950 shares remain available for grant. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. The assumptions are determined at the date of grant and are not subsequently adjusted for actual.

Options granted by the Company during 2007 and 2006 are 20% vested on each of the five subsequent anniversaries of the grant date. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of March 31, 2008, and changes during the quarter then ended is presented below:

				Weighted	Weighted	Aggregate
					Average
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000’s)

Exercisable at January 1, 2008	24,773	159,844	184,617	$11.14	4.39 years	$1,888

Outstanding at January 1, 2008	49,633	317,984	367,617	$15.56	6.34 years	$2,181
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2008	49,633	317,984	367,617	$15.56	6.10 years	$1,598

Exercisable at March 31, 2008	24,773	159,844	184,617	$11.14	4.14 years	$1,479

The total intrinsic value at March 31, 2008 of options exercised during the first quarter 2008 was $0 as no options were exercised. The intrinsic value represents the fair market value of the shares at exercise (where fair market value is the prior month weighted average price) less the cost to the recipient to exercise. The tax benefits created by these exercises are allocated to common stock and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

The following summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	30,704	3.77	$ 6.74	30,704	$ 6.74
$7.01 to $10.00	82,598	2.26	$ 8.92	82,598	$ 8.92
$10.01 to $15.00	40,235	5.97	$13.45	33,035	$13.40
$15.01 to $19.00	39,900	6.05	$15.33	18,600	$15.33
$19.00 to $21.00	85,780	7.65	$19.69	19,680	$19.58
$21.01 to $25.00	88,400	9.07	$21.88	-	-

	367,617	6.10	$15.56	184,617	$11.14

A summary of the status of the Company’s non-vested shares as of March 31, 2008 and changes during the quarter ended March 31, 2008, is presented below:

Weighted
Average
	Director	Employee	Total	Grant Date
Non-vested Shares	Shares	Shares	Shares	Fair Value

Non-vested at January 1, 2008	24,860	158,140	183,000	$5.80
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-

Non-vested at March 31, 2008	24,860	158,140	183,000	$5.80

As of March 31, 2008 there was $467 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods.

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Compensation expense is recognized in earnings over the required service period. Accordingly, compensation expense has been recognized in the condensed consolidated financial statements for employee and director stock arrangements in each quarter of 2008. Compensation expense is measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

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

Net periodic expense for the SERP for the three months ending March 31, 2008, for the year ended December 31, 2007 and for the three months ended March 31, 2007, is as follows:

	For the three months	For the year	For the three months
	ended March 31, 2008	ended December 31, 2007	Ended March 31, 2007

Service cost	$137,684	$482,996	$120,749
Interest cost	80,900	284,598	71,150
Expected return on plan assets	-	-	-
Amortization of Net Obligation at Transition	-	-	-
Amortization of Prior Service Cost	-	-	-
Recognized Net Actuarial (Gain)/Loss	-	-	-

Net Periodic Benefit Cost	$218,584	$767,594	$191,899

4. Basic and Diluted Earnings per Share (EPS)

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

	Three Months Ended March 31,
	2008	2007
Basic EPS computation	$ 3,126	$ 3,194
Numerator - net Iincome (in thousands)
Denominator - weighted average	7,219,806	7,154,805
common shares outstanding
Basic EPS	$ .43	$ .45

	Three Months Ended March 31,
	2008	2007
Diluted EPS computation	$ 3,126	$ 3,194
Numerator - net income (in thousands)
Denominator - weighted average	7,219,806	7,154,805
common shares outstanding
Effect of dilutive stock options	81,468	127,693
Weighted average common shares	7,301,274	7,282,498
and common stock equivalents
Diluted EPS	$ .43	$ .44

5.  Cash Dividends

On January 17, 2008, the Board of Directors declared the thirty sixth consecutive quarterly cash dividend, paid on February 8, 2008. The dividend of eight and a half cents per share was paid to all shareholders of record as of January 28, 2008. On April 16, 2008, the Board of Directors declared the thirty seventh consecutive quarterly cash dividend, payable on May 8, 2008. The dividend of eight and a half cents per share is payable to all shareholders of record as of April 28, 2008.

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

7.  Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This new guidance became effective for the Company on January 1, 2008 and did not have a material effect on the Company’s consolidated financial statements upon implementation.

8. Fair Value

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. Without early adoption, the Company would be required to adopt SFAS 157 effective January 1, 2008. Both standards address aspects of the expanding application of fair value accounting.

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company will have the opportunity to refinance or prepay without penalty the junior subordinated debentures issued by FCFG Capital Trust II in April 2008 and WCB Capital Trust I in December 2008. Because the Company anticipated fair value treatment for the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159 the Company recorded a cumulative effect adjustment of $428 thousand net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222 thousand of the $428 thousand change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for remaining $206 thousand. In the first quarter of 2008 and 2007 the Company recognized other operating income totaling $442 thousand and $91 thousand, respectively associated with the change in fair value of the junior subordinated debentures. Since the Company’s adoption of FASB 157 at January 1, 2007, total income recorded through March 31, 2008 was $1.7 million.

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the three months ended March 31, 2008.

(dollars in thousands)	Carrying Value of	Fair Value	Carrying Value of	Other non-	Total changes in
	Instrument at	Measurements at	Instrument at	interest (income)	fair value included
	January 1, 2008	March 31, 2008 using	March 31, 2008	expense	in current period
		significant other			earnings
		observable inputs
		(Level 2)

Liabilities
FCFG Capital Trust II1	$ 6,187	$(4)	$ 6,183	$(142)	$(142)
WCB Capital Trust [2]	3,083	(16)	3,067	(12)	(12)
VFG Capital Trust I	12,496	(422)	12,074	(288)	(288)

Total	$21,766	$(442)	$21,324	$(442)	$(442)

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

The valuation techniques used in SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

> Level 1 --	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
> Level 2 --	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.
> Level 3 --	Significant unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability .

 The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring and nonrecurring basis:

Investment securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on an independent grid pricing model for identical or similar assets which may at times include quoted prices.

Securities include private collateralized mortgage obligations, municipal securities, assets backed securities, corporate securities and other equity securities.

Junior subordinated debentures at fair value: Junior subordinated debentures are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices based on similar liabilities in active markets or similar liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Non-performing loans: Non-performing loans are recorded at fair value on a recurring basis. Fair value measurement is based on appraised value of the underlying collateral.

Derivative contract held for purposes other than trading: Derivative contract held for purposes other than trading are recorded at fair value on a recurring basis. Fair value measurement is based on independent pricing models.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Quote Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Balance as of
(dollars in thousands)	Identical Assets	Observable Inputs	Inputs	March 31, 2008
	(Level 1)	(Level 2)	(Level 3)

Financial Assets and Liabilities
Securities available-for-sale		$299,010		$299,010

Junior subordinated debentures at fair value		21,324		21,324

Non-performing loans		20,814		20,814

Derivative contract held for purposes other
than trading		312		312

9. Derivative Instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility. This interest rate risk management strategy entails the use of interest rate floors, caps and swaps. During the first quarter of 2008, the Company entered into a two-year interest rate swap on $100 million notional value of its prime-based loan portfolio. When executed, the Company recorded an asset representing the fair value of the swap at the time of purchase. The Company has designated this agreement as a cash flow swap pursuant to SFAS No. 161. Accordingly, the change in the fair value of the instrument related to the swap’s intrinsic value, or approximately $203 thousand, net of tax is recorded as a component of other comprehensive income (OCI) in the consolidated statement of changes in shareholders’ equity.

Item 2      Management's Discussion of Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our Results of Operations and Financial Condition together with our financial statements and related notes appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2007. After Forward-Looking Information and the Summary of Critical Accounting Estimates and Accounting Policies the analysis of the Results of Operations and Financial Condition will be discussed. The analysis includes a comparison of the three months ended March 31, 2008 and 2007.

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

EITF 06-4. Effective January 1, 2008, the Company applied the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements (“EITF 06-4”). EITF 06-4 provides for recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company will recognize the effect of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of $411 thousand. Additional compensation expense is projected to be $65 thousand in 2008.

Derivative Financial Instruments. In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate risk. All derivative instruments that qualify as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until the income from the cash flows of the hedged item is recognized. The Company performs an assessment, both at the inception of the hedge and on a monthly basis thereafter, when required, to determine whether these derivatives are expected to continue to be highly effective in offsetting changes in the value of the hedge items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in non-interest expense.

If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss is amortized to earnings over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedge item is disposed of, or the forecasted transaction is no longer probable, the derivative is recorded at fair value with any resulting gain or loss included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

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

The following discussion of our results of operations compares the three months ended March 31, 2008 to the three months ended March 31, 2007.

For the three months ended March 31,
(dollars in thousands except per share data)	2008	2007	Increase/	Percentage
			(Decrease)	Change
Interest income	$ 19,561	$ 18,438	$ 1,123	6.1%
Interest expense	9,147	8,930	217	2.4%

Net interest income	10,414	9,508	906	9.5%
Provision for credit losses	1,525	375	1,150	306.7%

Net interest income after provision for credit losses	8,889	9,133	(244)	-2.7%
Non-interest income	4,219	2,568	1,651	64.3%
Non-interest expense	8,495	7,074	1,421	20.1%

Income before provision for income taxes	4,613	4,627	(14)	-0.3%
Provision for income taxes	1,487	1,433	54	3.8%

Net income	$ 3,126	$ 3,194	$ (68)	-2.1%

Earnings per share-basic	$ 0.43	$ 0.45	$ (0.02)	-4.4%
Earnings per share-diluted	$ 0.43	$ 0.44	$ (0.01)	-2.3%
Efficiency ratio	57.75%	58.02%
Return on average equity	13.69%	14.97%
Return on average assets	1.07%	1.28%

The 2.1% decrease in net income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributable primarily to an increase in net interest income of $906 thousand offset by an increase in the provision for loan losses of $1.2 million. Non interest income increased by $1.7 million for the three months ended March 31, 2008 compared to the same period in 2007 while non interest expense increased by $1.4 million for the same period. The increase in net interest income was mainly the result of an 18.2% increase in average earning assets to $1.1 billion at March 31, 2008 compared to $913.2 million at March 31, 2007. Our average interest bearing liabilities of $971.0 million at March 31, 2008 increased from $801.9 million at March 31, 2007. Our return on average equity was 13.69% and return on average assets was 1.07% for the three months ended March 31, 2008 compared to 14.97% and 1.28%, respectively, for the three months ended March 31, 2007.

Net Interest Income and Net Interest Margin. Net interest income increased for the period by 9.5% or $906 thousand to $10.4 million for the quarter ended March 31, 2008 compared to $9.5 million for the quarter ended March 31, 2007.

The average pre-tax yield on interest-earning assets decreased to 7.29% in the first quarter of 2008 from 8.19% for the same period in 2007, a decrease of 90 basis points. The decrease in the average rate earned on our interest-earning assets resulted primarily from a decrease in loan yields including interest and fees, which decreased 134 basis points to 7.55% from 8.89% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, respectively. In the first quarter loan yields would have been 7.75% without the negative impact of non accrual loans. This was partially offset by an increase in yields on securities which increased 116 basis points to 6.63% for the three months ended March 31, 2008 compared to 5.47% for the three months ended March 31, 2007. The tax equivalent yield on securities for the three months ended March 31, 2008 was 6.83% compared to 5.73% for the three months ended March 31, 2007.

The cost of our average interest-bearing deposits decreased to 3.70% for the first quarter of 2008 from 4.32% in the same period in 2007, a decrease of 62 basis points or 14.4% . Our average rate on total deposits (including non-interest bearing deposits) decreased to 3.25% for the three months ended March 31, 2008 from 3.74% for the three months ended March 31, 2007, a decrease of 49 basis points or 13.1% . Our borrowing rates declined to 4.06% from 5.37% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, a decrease of 131 basis points or 24.4% . The majority of our deposits is short-term and re-price within a 12-month period.

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of March 31, 2008, public fund deposits were $174.5 million, or 21.1% of our total deposits of $826.9 million, compared to $136.0 million, or 17.3% of our total deposits of $787.4 million at March 31, 2007. Wholesale CDs were $97.5 million, or 11.8% of our deposits at March 31, 2008, compared to $105.1 million, or 13.3% of our deposits at March 31, 2007. Our borrowings increased $69.5 million from $119.6 million at March 31, 2007 to $189.1 million at March 31, 2008 while federal funds purchased increased from $0 to $46.6 million in the same period.

Our net interest margin for the three months ended March 31, 2008 was 3.88% down from 4.22% for the three months ended March 31, 2007. This was due in part to lower loan yields that were the result of our prime loans re-pricing lower after the Federal Reserve cut interest rates by 200 basis points during the first quarter of 2008. The other part of our margin compression was due to our inability to re-price our deposits as fast as our loans as a result of the current liquidity problems in the markets.

In the first quarter of 2008 we began using interest rate derivatives to manage our exposure to changes in interest rates. During the first quarter we executed an interest rate swap, where we exchanged floating rate cash flows for fixed rate cash flows. We pay prime and receive 5.25% on a total notional amount of $100 million until March 27, 2010. This transaction benefits net income for every reduction in the prime rate below 5.25% and conversely limits net income for every increase in the prime rate above 5.25% during the term of the swap. For additional information on our derivatives, see the Derivative Financial Instruments under the Summary of Critical Accounting Estimates and Accounting Policies and Note 9.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Three months ended
			March 31,

		2008			2007

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates (3)	Balance	(Expense)	Rates (3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$770,230	$14,464	7.55%	$726,207	$15,925	8.89%
Federal funds sold	223	4	7.21%	2,404	22	3.71%
Investment securities (2)	308,730	5,093	6.63%	184,584	2,491	5.47%

Total earning assets and interest income	1,079,183	19,561	7.29%	913,195	18,438	8.19%
Other assets:
Cash and due from banks	18,141			13,869
Bank premises and equipment	33,709			29,816
Other assets	48,698			53,274
Allowance for credit losses	(11,983)			(9,146)

Total assets	$1,167,748			$1,001,008

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$375,598	($2,579)	2.76%	$315,661	($2,859)	3.67%
Time deposits	351,476	(4,107)	4.70%	339,549	(4,128)	4.93%

Total interest bearing deposits	727,074	(6,686)	3.70%	655,210	(6,987)	4.32%
Other borrowings	243,968	(2,461)	4.06%	146,651	(1,943)	5.37%

Total interest bearing liabilities and interest expense	971,042	(9,147)	3.79%	801,861	(8,930)	4.52%

Non interest bearing liabilities	100,378			103,267
Other liabilities	4,973			10,527
Shareholders equity	91,355			85,353

Total liabilities and shareholders equity	$1,167,748			$1,001,008

Net interest income		$10,414			$9,508

Net interest margin as a percent of average earning assets			3.88%			4.22%

(1)  Average loan balance includes non-accrual loans. Loan fees and late charges of $879 thousand and $891 thousand are included in interest for the three months ended March 31, 2008 and 2007, respectively.
(2)  The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities or the dividend received deduction on preferred stock.
(3)  Annualized

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

	Three months ended March 31, 2008
(dollars in thousands)	Compared to three months ended March 31, 2007
Interest earned on:	Total Change	Rate	Volume
Loans	$ (1,461)	$ (6,626)	$5,165
Federal Funds sold and deposits in banks	(18)	73	(91)
Investment Securities	2,602	624	1,978

Total interest income	1,123	(5,929)	7,052

Interest paid on:
Savings, NOW, MMDA	(280)	(2,653)	2,373
Time Deposits	(21)	(684)	663
Other Borrowings	518	(2,680)	3,198

Total interest expense	217	(6,017)	6,234

Net Interest income	$ 906	$ 88	$ 818

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the three months ended March 31, 2008 was $1.5 million compared to $375 thousand for the three months ended March 31, 2007. Net charge-offs for the three months ended March 31, 2008 totaled $151 thousand compared to $44 thousand in net charge-offs for the same period in 2007.

The increase in provision expense during the first quarter of 2008 compared to the first quarter of 2007 primarily reflects our assessment of the impact on our region of the deterioration of the national economic trends, our concentration in real estate lending, the growth of our loan portfolio, and additional specifically identified credits. Also during the last quarter of 2007 and the first quarter of 2008, the Bank experienced deterioration in the general construction portfolio reflective of some borrowers seeking rate and amortization relief. Also during the same time period we experienced an increase in delinquencies associated with the areas previously identified. While not centered in any one borrower, project, or geographic area, management believes we will continue to see an increased number of borrowers with cash-flow and liquidity problems.

Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the three months ended		Increase/	% Change
	March 31,		(Decrease)	From 2007

(dollars in thousands)	2008	2007

Non-Interest Income
Service charges on deposit accounts	$ 1,041	$ 946	$ 95	10.0%
Origination fees and gain on sales of loans	1,303	402	901	224.1%
Net gain on sale of securities	696	278	418	150.4%
Change in market value of junior subordinated debentures	442	91	351	385.7%
Income from bank owned life insurance	210	345	(135)	-39.1%
Gross income from Venture Wealth Management	112	209	(97)	-46.4%
Other non-interest income	415	297	118	39.7%

Total Non-Interest Income	$ 4,219	$ 2,568	1,651	64.3%

Total non-interest income increased $1.6 million or 64.3% to $4.2 million for the three months ended March 31, 2008 compared to $2.6 million for the three months ended March 31, 2007. The largest component for the change in non-interest income is due primarily to the $901 thousand increase in the origination fees and gain on sales of loans held for sale. Due to favorable market conditions, net gain on sale of securities increased by $418 thousand to $696 thousand for the three months ended March 31, 2008 compared to $278 thousand for the same period in 2007. The change in the market value of junior subordinated debentures created $351 thousand more in revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Service charge income remained steady for the first quarter of 2008 compared to the first quarter of 2007. The increase was partially offset by a decline in Venture Wealth Management gross income to $112 thousand for the three months ended March 31, 2008 compared to $209 thousand for the three months ended March 31, 2007 due to staffing changes and loss in key personnel.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

				%
	For the three months ended		Increase/	Change
	March 31,		(Decrease)	From
				2007

(dollars in thousands)	2008	2007

Non-Interest Expense
Salaries and employee benefits	$ 4,927	$ 4,074	853	20.9%
Occupancy and equipment	1,332	1,008	324	32.1%
Advertising / public relations	462	262	200	76.3%
Amortization of intangible assets	72	72	-	-
Office supplies, telephone and postage	272	228	44	19.4%
Director fees	46	36	10	26.4%
Expense from foreclosed assets	34	10	24	240.3%
Washington State excise tax	372	302	70	23.2%
Other non-interest expense	979	1,082	(103)	-9.5%

Total Non-Interest Expense	$ 8,495	$ 7,074	1,421	20.1%

Total non-interest expense increased 20.1% or $1.4 million to $8.5 million for the three months ended March 31, 2008 compared to $7.1 million for the same period in 2007. All major components of non-interest expense (salaries and benefits, occupancy and equipment, advertising) increased for the three months ended March 31, 2008 compared to the same period ending March 31, 2007. The increases in salaries and benefits are due primarily to the expansion of our infrastructure which also included the hiring of nine additional mortgage representatives in Pierce County. The number of full time equivalent employees increased to 282 at March 31, 2008 compared to 237 at March 31, 2007. Occupancy and equipment costs increased $324 thousand or 32.1% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to the new location of the administrative offices, the addition of two new financial centers and the related increase in real estate property taxes and depreciation expenses. Other non-interest expense decreased $103 thousand or 9.5% to $979 thousand for the three months ended March 31, 2008 from $1.1 million for the same period last year.

Provision for Income Taxes. We recorded tax provisions of $1.5 million for the three months ended March 31, 2008 compared to $1.4 million for the three months ended March 31, 2007. Our effective tax rate was approximately 32.2% for the three months ended March 31, 2008 and approximately 31.0% for three months ended March 31, 2007. We expect our effective tax rate to range between 30% and 34% for the remainder of 2008 depending on our mix of assets.

Financial Condition

Our total consolidated assets at March 31, 2008 were $1.21 billion and $1.18 billion at December 31, 2007 a increase of 2.5% . Total deposits at March 31, 2008 decreased slightly to $826.9 million from $837.1 million at December 31, 2007.

Loans
Total loans and loans held for sale at March 31, 2008 and December 31, 2007 were $793.8 million and $783.1 million respectively, an increase of $10.7 million or 1.4% . Our loan growth has been focused in commercial real estate and real estate construction lending.

The following table sets forth the relative composition of our loan portfolio at the end of the periods indicated:

	March 31, 2008		December 31, 2007		% Change
(dollars in thousands)

Commercial	$ 81,230	10.2%	$80,975	10.3%	0.3%
Real Estate
Residential 1-4	39,173	4.9%	38,926	5.0%	0.1%
Commercial	258,580	32.6%	259,660	33.2%	-0.4%
Construction	386,310	48.7%	375,137	47.9%	3.0%
Consumer	11,484	1.4%	11,030	1.4%	4.1%

Total Loans	776,777	97.8%	765,728	97.8%	1.4%
Loans Held for Sale	17,026	2.2%	17,389	2.2%	-0.2%

Total Loans and Loans Held for Sale	$ 793,803	100.0%	$ 783,117	100.0%	1.4%

The following tables show the amounts of loans as of March 31, 2008 and December 31, 2007. Of the loans maturing after one year, as of March 31, 2008, $118.5 million had fixed interest rates and $262.6 million had adjustable interest rates, and as of December 31, 2007, $118.9 million had predetermined or fixed interest rates and $239.1 million had floating or adjustable interest rates. As of March 31, 2008, 63.7% of our floating rate loans were tied to the prime rate.

As of March 31, 2008:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$ 42,684	$ 34,460	$ 4,086	$ 81,230
Real Estate
Residential 1-4	17,774	6,650	31,775	56,199
Commercial	40,400	75,257	142,923	258,580
Construction	306,948	68,560	10,802	386,310
Consumer and other	4,950	2,646	3,888	11,484

Total	$ 412,756	$ 187,573	$ 193,474	$793,803

As of December 31, 2007:

(dollars in thousands)		Maturity

	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$ 61,417	$14,862	$ 4,696	$ 80,975
Real Estate
Residential 1-4	17,119	7,085	32,111	56,315
Commercial	47,240	70,714	141,706	259,660
Construction	295,000	69,225	10,912	375,137
Consumer and other	4,297	2,660	4,073	11,030

Total	$ 425,073	$ 164,546	$ 193,498	$ 783,117

Concentrations. As of March 31, 2008, in management’s judgment, a concentration of loans existed in real estate related loans. At March 31, 2008, our portfolio was centered in real estate loans with construction loans at 48.7% of the portfolio, commercial real estate loans at 32.6% and residential 1-4 family units at 4.9% . Although management believes the loans within the real estate related concentration have no more than the normal risk of ability to collect, a substantial decline in the performance of the economy, in general, or a decline in real estate values in our market areas, in particular, could have an adverse impact on collection ability, increase the level of real estate related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

	March 31,	December 31,
(dollars in thousands)	2008	2007

Non-accrual loans	$ 20,812	$ 3,007
Accruing loans past due 90 days or more	2	110

Total non-performing loans (NPLs)	20,814	3,117
Foreclosed real estate	68	68

Total non-performing assets (NPAs)	$ 20,882	$ 3,185

Selected ratios
NPLs to total loans	2.62%	0.40%
NPAs to total loans and foreclosed real estate	2.63%	0.41%
NPAs to total assets	1.72%	0.27%

Impaired and Non-accrual Loans. These loans generally are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. We typically classify these loans as Substandard, Doubtful, or Loss. Impaired loans, specifically Substandard or Doubtful loans, may not be on non-accrual status as we continue to accrue interest if borrowers continue to make payments. The category “impaired loan” is broader than the category “non-accrual loan,” although the two categories overlap. Non-accrual loans are those loans on which the accrual of interest is discontinued when the ability to collect principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to categorize a loan as impaired due to payment delinquency or if collection is uncertain, and will closely monitor the loan to ensure performance and collection of amounts due in accordance with the original contractual terms of the loan.

The following table summarizes our non-accrual loans at the periods indicated. Non-accrual loans with valuation allowance refers to the portion of our total non-accrual loans that have been identified as having loss exposure and have a specific amount set aside for them in the Allowance. We refer to the specific amount set aside for these loans as the allocation of the Allowance.

(dollars in thousands)
	At March 31,	At December 31,
	2008	2007
Non-accrual loans	$20,812	$3,007
Non-accrual loans with valuation allowance	$13,574	$2,074
Allocation of allowance for credit losses	$ 2,615	$ 726

Gross interest income of $322 thousand would have been recorded for the three months ended March 31, 2008 if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination. Interest income on these loans was not included in net income for the three months ended March 31, 2008.

As of March 31, 2008, we had no loans not disclosed as non-accrual loans as to which we had serious doubts about the ability of the borrower to comply with the loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

Foreclosed Real Estate. As of March 31, 2008, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. As of December 31, 2007, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. Valuation occurs when a property is foreclosed upon, and at least annually thereafter. We typically use the lesser of an appraised value or tax assessed value to establish the carrying values. For the properties noted, we have used assessed value due to the relative amounts involved.

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

              Management conducts a full review of the Allowance on a regular basis, including:

> consideration of economic conditions and the effect on particular industries and specific borrowers;
> a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors;
> a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff, of all loans which are identified as being of less than acceptable quality;
> an in-depth evaluation, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and
> an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

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

General Allowances. Each loan officer recommends grades for each loan in their assigned portfolio, beginning at loan inception, and annually thereafter when financial statements of the borrower are received and reviewed. All loan grades require the approval of the manager of Credit Administration and the Chief Lending Officer. Grading changes may also occur if, for example, a loan is delinquent or the collateral deteriorates. Grades range from “excellent” loans graded a “1” to “loss” loans graded a “8”.

We perform a portfolio segmentation based on risk grading. The loss factors for each risk grade are determined by management based on management’s assessment of the overall credit quality at quarter end, taking into account various qualitative and quantitative factors such as trends of past due and non-accrual loans, asset classifications, collateral value, loan grades, historical loss experience and economic conditions. The following table sets forth activity in the allowance for credit losses for the periods indicated:

(dollars in thousands)	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2008	2007

Balance at beginning of period	$10,975	$8,917

Provision for credit losses	1,525	3,600

Charge-offs:
Commercial	-	(568)
Real Estate Mortgage and Construction	(212)	(999)
Consumer	(18)	(54)

Total charge-offs	(230)	(1,621)

Recoveries:
Commercial	77	30
Real Estate Mortgage and Construction	-	37
Consumer	2	12

Total recoveries	79	79

Net charge-offs	(151)	(1,542)

Transfer to reserve for unfunded commitments	(119)	-

Balance at end of period	$12,230	$10,975
Gross loans	$793,803	$783,117
Average loans	$770,230	$746,498
Non-performing loans	$20,814	$3,117

Selected ratios:

Net charge-offs	(0.02)%	(0.21)%

Provision for credit losses to average loans	0.19%	0.49%
Allowance for credit losses to loans outstanding at end
of period	1.57%	1.43%

Allowance for credit losses to non-performing loans	58.76%	352.1%

We allocate the Allowance by assigning general percentages to our major loan categories (construction, commercial real estate, residential real estate, C&I and consumer), and assign specific percentages to each category of loans rated from 4 through 8. We also make specific allocations on individual loans when factors are present requiring a greater reserve, typically the result of reviews of updated appraisals, or other collateral analysis.

The following table indicates management’s allocation of the allowance for credit losses among major loan categories:

	March 31,		December 31,
(dollars in	2008		2007
thousands)
	Amount	% of Total	Amount	% of Total
		Allowance		Allowance

Commercial	$1,208	9.9%	$1,085	9.9%
Real Estate
Commercial	4,681	38.3%	3,329	30.3%
Construction	4,987	40.8%	5,738	52.3%
Residential	331	2.7%	348	3.2%
Consumer	42	0.3%	45	0.4%
Unallocated	981	8.0%	430	3.9%

Total	$12,230	100.0%	$10,975	100.0%

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

For commercial banks, the Commercial and Industrial (C&I) loans that are not secured by real estate generally represent the highest risk category based on our past experience. This portfolio made up approximately 10.8% of our total loans as of March 31, 2008. While the majority of our historical loan charge-offs have occurred in this portfolio, we believe the Allowance allocation is adequate.

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

Investment Portfolio

The carrying value of our investment securities at March 31, 2008 totaled $316.3 million compared to $297.0 million at December 31, 2007. We purchased $70.6 million in securities in the first quarter, which was offset by maturities, principal pay downs, and sales totaling $49.8 million. The risk weighting of securities are considered in purchase decisions to maximize the utilization of capital.

The recorded amounts of investment securities held by us and their fair value at the dates indicated are set forth in the following table:

			Gross	Gross
			Unrealized	Unrealized
(dollars in thousands)		Gross	Losses	Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value

Securities Available-for-sale
March 31, 2008
Mortgage-backed securities	$ 155,302	$ 5,827	$ (981)	$ (1)	$ 160,147
Municipal securities	6,931	13	(187)	(189)	6,568
Asset-backed securities	93,146	1	(8,231)	(347)	84,569
Corporate securities	6,960	-	(833)	-	6,127
Equity securities	48,812	47	(4,450)	(2,810)	41,599

	$311,151	$ 5,888	$ (14,682)	$ (3,347)	$ 299,010

Securities Held-to-maturity
March 31, 2008
Corporate Securities	$ 17,293	$ 116	$ (7)	$ -	$ 17,402

Total at March 31, 2008	$328,444	$ 6,004	$ (14,689)	$ (3,347)	$ 316,412

December 31, 2007
Mortgage-backed securities	$ 178,649	$ 1,381	$ (772)	$ (291)	$ 178,967
Municipal securities	16,806	91	(333)	-	16,564
Asset-backed securities	42,736	-	(3,978)	-	38,758
Corporate securities	2,934	-	(77)	-	2,857
Equity securities	48,824	-	(5,793)	-	43,031

	$ 289,949	$ 1,472	$ (10,953)	$ (291)	$ 280,177

Securities Held-to-maturity
December 31, 2007
Corporate Securities	$ 16,800	$ 171	$ (400)	$ -	$ 16,571

Total at December 31, 2007	$ 306,749	$ 1,643	$ (11,353)	$ (291)	$ 296,748

The following tables show the stated maturities and weighted average yields of investment securities held by us at March 31, 2008:

			March 31, 2008
(dollars in thousands)	Held-to-Maturity Securities			Available-For-Sale Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield (1)

Due in one year or less	$ 492	$ 485	3.25%	$ 4,405	$ 3,893	4.22%
Due after one year through five
years	-	-	-%	52	52	8.40%
Due after five years through ten
years	-	-	-%	936	677	5.13%
Due after ten years	16,801	16,917	10.00%	68,276	60,590	5.02%
No maturity investment	-	-	-%	48,811	41,598	6.88%
Mortgage backed securities	-	-	-%	188,671	192,200	6.17%

Total	$ 17,293	$ 17,402		$ 311,151	$299,010

(1) Weighted average yield is reported on tax-equivalent basis.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. Some of the unrealized losses are due to yields at issuance of new securities in the recent turbulent markets being higher than the yield available at the time the underlying securities were purchased even though rates had declined in the general market. Some of the unrealized losses are due to credit spread deterioration in bank related debt securities as a result of market disturbances affecting the U.S. financial system. We expect confidence to return to the U.S. banking system although we believe that the workout of the recessionary cycle could take several years. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Deposits

Total deposits were $826.9 million at March 31, 2008 compared to $837.1 million at December 31, 2007. The balance of our public funds deposits decreased by $4.5 million in the first three months of 2008 from $179.0 million at December 31, 2007 to $174.5 million at March 31, 2008. Brokered deposits decreased by $3.1 million and retail deposits decreased by $2.6 million for the same time period.

The following table presents average balances not total balances as discussed above. Our average balances of deposits and average interest rates paid for the periods indicated are summarized in the following table.

		March 31, 2008			December 31, 2007

(dollars in thousands)	Average	% of	Weighted	Average	% of	Weighted
	Balance	Total	Average Rate	Balance	Total	Average Rate

Non-interest checking	$ 100,378	12.1%	-	$ 104,287	12.7%	-
NOW and MMDA	353,079	42.7%	2.24%	323,838	39.6%	3.51%
Savings accounts	22,519	2.7%	0.23%	22,900	2.8%	0.34%
Time deposits	351,476	42.5%	4.05%	367,273	44.9%	4.87%

Total	$ 827,452	100.0%		$ 818,298	100.0%

The following table shows the maturities of our time deposits:

			March 31, 2008
	(dollars in thousands)	Under		$100,000
		$100,000		and over	Total

	0-90 days	$ 57,361		$ 67,730	$ 125,091
	91-180 days		40,980	78,059	119,039
	181-365 days		41,729	13,250	54,979
	Over 1 year		5,764	30,344	36,108

		$ 145,834		$ 189,383	$ 335,217

Borrowings

Short term borrowings increased $40.9 million, or 23.5%, to $214.9 million in the three months ended March 31, 2008 compared to $174.0 million at December 31, 2007. Short-term borrowings represent Federal Funds Purchased, borrowings from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, all of which are normally maturing within one year.

The following table sets forth information concerning short-term borrowings at the periods indicated:

	March 31, 2008	December 31, 2007
Average balance during period	$ 174,675	$ 122,698
Average interest rate during period	3.49%	4.62%
Maximum month-end balance during the year	247,393	175,922
Weighted average rate at period end	3.53%	4.58%
Balance at period end	$ 214,863	$ 174,040

Contractual Obligations and Off-Balance Sheet Arrangements

Long-term borrowings include junior subordinated debentures. The following tables show the long-term borrowings and contractual obligations as of March 31, 2008:

			March 31, 2008
(dollars in thousands)			Payments Due by Period
		After One	After Three	More Than
		But Within	But Within	Five
Contractual Obligations	Less Than	Three Years	Five Years	Years
	One Year				Total
Federal funds purchased	$ 46,615	$ -	$ -	$ -	$ 46,615
Demand note issued to US Treasury	24,233	-	-	-	24,233
Citigroup Repurchase Agreements	14,000	-	-	-	14,000
FHLB Term Advances	139,098	-	40,000	10,000	189,098
Overnight repurchase agreements with customers	15,151	-	-	-	15,151
Junior subordinated debentures (at fair value)	-	-	-	21,324	21,324
Premise leases	941	1,829	1,752	7,916	12,438

Total contractual obligations	$240,038	$ 1,829	$ 41,752	$ 39,240	$ 322,859

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments include unfunded commitments to extend credit and standby letters of credit. The following table summarizes our commitments at the periods indicated:

(dollars in thousands)	March 31,	December 31,
	2007	2007

Unfunded commitments to extend credit
Real estate secured	$ 121,789	$ 135,545
Credit card lines	3,171	3,018
Other	65,282	61,258

Total commitments to extend credit	$ 190,242	$ 199,821

Standby letters of credit	$ 1,936	$ 1,953

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

Regulatory Requirements
(Greater than or equal to
	stated percentage)		Actual at March 31, 2008

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	7.68%	7.80%
Tier 1 risk-based capital	4.00%	6.00%	9.03%	9.16%
Total risk-based capital	8.00%	10.00%	10.28%	10.41%
Regulatory Requirements
(Greater than or equal to
	stated percentage)		Actual at December 31, 2007

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	8.18%	8.37%
Tier 1 risk-based capital	4.00%	6.00%	9.15%	9.34%
Total risk-based capital	8.00%	10.00%	10.31%	10.50%

We were well capitalized at both Venture Bank and Venture Financial Group, Inc. at March 31, 2008 and December 31, 2007 for federal regulatory purposes.

In order to manage our capital position more efficiently, we have formed statutory trusts for the sole purpose of issuing trust preferred securities. We had junior subordinated debentures with a fair value of $21.3 million at March 31, 2008 and carrying value of $21.8 million at December 31, 2007. At March 31, 2008, 100% of the total issued amount, had interest rates that were adjustable on a quarterly basis based on a spread over LIBOR. In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which re-prices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

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

At March 31, 2008, cash and cash equivalents, federal funds sold and all securities available for sale totaled $314.4 million of which $227.7 million was pledged. External sources refer to the ability to access new deposits, new borrowings and capital and include increasing savings and demand deposits, certificates of deposit, federal funds purchased, re-purchase agreements, short and long term debt, and the issuance of capital and debt securities. At March 31, 2008 short and long term borrowing lines of credit totaled $264.9 million. These credit facilities are being used regularly as a source of funds. At March 31, 2008, $235.7 million was borrowed against these lines of credit in the form of short and long term debt.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase of securities. Gross loans including loans held for sale were $793.8 million as of March 31, 2008 and $783.1 million for the year ended December 31, 2007. Investment securities were $299.0 million at March 31, 2008 and $280.1 million at December 31, 2007. At March 31, 2008 we had outstanding loan commitments of $190.2 million and outstanding letters of credit of $1.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted by a decrease in deposit levels of $10.2 million for the three months ended March 31, 2008. For the twelve months ended December 31, 2007 total deposits increased by $65.9 million.

Management believes that the Company's liquidity position at March 31, 2008 was adequate to fund ongoing operations.

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

Item 4T Controls and Procedures Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that VFG’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any changes in VFG’s internal controls (or in other factors that could significantly affect those controls), including any corrective actions with regard to significant deficiencies and material weaknesses, that materially affected, or is reasonably likely to affect those controls.

Changes in Internal Controls

In the first quarter ended March 31, 2008, the Company did not make any change in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected, or is reasonably likely to materially affect the internal controls over the financial reporting. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Due to the nature of banking, we are involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 1A      Risk Factors

There are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities
			Total number of shares
			purchased as part of
			publicly announced plans	Maximum number of
	Total number of shares	Average price paid per	or programs	shares that may yet be
Period	purchased	share		purchased

Month #1
January 1, 2008 through January
31, 2008	- -	- -	- -	200,000

Month #2
February 1, 2008 through
February 29, 2008	- -	- -	- -	200,000

Month #3
March 1, 2008 through March
31, 2008	- -	- -	- -	200,000

Total	- -	- -	- -	200,000

Date repurchase authorized		Date publicly announced	# of shares authorized	Expiration Date

February 19, 2003		March 5, 2003	131,370	August 19, 2004
September 18, 2003		September 24, 2003	56,130	December 18, 2004
October 15, 2003		October 17, 2003	225,000	April 15, 2005
June 16, 2004		June 22, 2004	200,000	December 31, 2005
November 15, 2005		February 27, 2006	200,000	May 15, 2007
August 29, 2007		September 5, 2007	200,000	February 29, 2009
Total			1,012,500
Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 6	Exhibits

The following is a list of exhibits to this Form 10-Q and constitutes the EXHIBIT INDEX:

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed
May 16, 2005.
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed June 25,
2007, SEC Accession No. 0000896595-07-000295)
31.1	Certifications of the Chief Executive Officer.
31.2	Certifications of the Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.

(Registrant)

Date: May 14, 2008                                                                                               By:     /s/ Ken F. Parsons, Sr.

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