Form 10-Q
period 2008-06-30
VENTURE FINANCIAL GROUP INC
filed 2008-08-14
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________to_________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                           Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Outstanding at August 13, 2008
Common Stock	7,225,687

1

	Venture Financial Group, Inc.
	Table of Contents

PART I - FINANCIAL INFORMATION		Page

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Income (unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity and
	Comprehensive Income (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6 & 7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4T	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6	Exhibits	35

SIGNATURES		36

Item 1. Financial Statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

ASSETS
	June 30,	December 31,
	2008	2007

Cash and due from banks	$ 17,062	$ 17,719
Interest bearing deposits in other banks	5	6

Total cash and cash equivalents	17,067	17,725

Securities available-for-sale	278,347	280,177
Securities held-to-maturity	16,802	16,800
Investment in trusts	682	682
FHLB Stock and TIB Stock	7,314	4,590
Loans held-for-sale	17,965	17,389

Loans	800,067	765,728
Allowance for credit losses	(13,267)	(10,975)

Net loans	786,800	754,753

Premises and equipment, net of accumulated depreciation	34,674	33,337
Foreclosed real estate	185	68
Accrued interest receivable	4,293	4,862
Cash surrender value of bank owned life insurance	20,886	20,344
Goodwill	24,202	24,202
Other intangible assets	534	678
Other assets	15,019	7,636

Total assets	$ 1,224,770	$ 1,183,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing checking	$ 112,189	$ 103,721
NOW, Savings and MMDA	375,241	379,629
Time certificates of deposit	429,155	353,774

Total deposits	916,585	837,124

Federal funds purchased	34,715	-
Securities sold under agreements to repurchase	17,040	28,282
Other borrowings	142,156	195,758
Junior subordinated debentures at fair value	21,154	21,766
Accrued interest payable	1,133	1,990
Other liabilities	9,625	9,566

Total liabilities	1,142,408	1,094,486

SHAREHOLDERS' EQUITY
Common stock (no par value); 30,000,000 shares authorized, shares
issued and outstanding: June 30, 2008 – 7,225,237	36,759	36,507
December 31, 2007 -7,221,787
Retained earnings	62,095	58,798
Accumulated other comprehensive loss	(16,492)	(6,548)

Total shareholders' equity	82,362	88,757

Total liabilities and shareholders' equity	$ 1,224,770	$ 1,183,243

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2008	2007	2008	2007
INTEREST INCOME
Loans	$13,883	$16,442	$28,347	$32,367
Federal funds sold and deposits in banks	5	32	9	54
Investment securities
Taxable	4,934	3,093	9,886	5,370
Non-taxable	67	133	208	347
Total interest income	18,889	19,700	38,450	38,138

INTEREST EXPENSE
Deposits	5,738	7,960	12,424	14,947
Federal funds purchased	169	2	359	2
Securities sold under agreement to repurchase	157	439	404	830
Other borrowings	1,093	1,008	2,730	2,058
Junior subordinated debentures	392	498	779	1,000
Total interest expense	7,549	9,907	16,696	18,837

Net interest income	11,340	9,793	21,754	19,301

PROVISION FOR CREDIT LOSSES	3,375	375	4,900	750
Net interest income after provision for credit losses	7,965	9,418	16,854	18,551

NON-INTEREST INCOME
Service charges on deposit accounts	1,062	1,009	2,103	1,955
Origination fees and net gains on sales of loans	1,149	463	2,452	865
Gain (loss) on sale of securities	83	(139)	779	139
Change in market value of junior subordinated debentures	170	107	612	198
Other non-interest income	782	822	1,519	1,673
Total non-interest income	3,246	2,262	7,465	4,830

NON-INTEREST EXPENSES
Salaries and employee benefits	4,768	3,720	9,695	7,794
Occupancy	728	723	1,460	1,289
Equipment	689	561	1,289	1,003
Amortization of intangible assets	71	71	143	143
Other non-interest expenses	2,463	2,158	4,627	4,078
Total non-interest expenses	8,719	7,233	17,214	14,307

Income before provision for income taxes	2,492	4,447	7,105	9,074

PROVISION FOR INCOME TAXES	682	1,277	2,169	2,710

NET INCOME	$ 1,810	$ 3,170	$ 4,936	$ 6,364

EARNINGS PER SHARE
Basic	$ 0.25	$ 0.44	$ 0.68	$ 0.89
Diluted	$ 0.25	$ 0.44	$ 0.68	$ 0.88
Weighted average shares outstanding, basic	7,221,269	7,150,658	7,220,538	7,150,777
Weighted average shares outstanding, diluted	7,283,844	7,271,374	7,293,935	7,271,854

See notes to condensed consolidated financial statements

     VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
For the Six Months Ended June 30, 2008 and 2007 (Dollars in thousands)

				Accumulated Other	Advance
	Number of	Common	Retained Earnings	Comprehensive	To	Total
	Shares	Stock		Income (Loss)	KSOP/ESOP
Balance, December 31, 2006	7,186,349	$ 35,559	$ 49,841	$ 466	$ (634)	$ 85,232
Comprehensive Income
Net Income	-	-	6,364	-	-	6,364
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax
benefit of ($2,916)	-	-	-	(5,324)	-	(5,324)
Less adjustment for gains on sales of securities included in net income	-	-	-	(90)	-	(90)
net of tax expense of $49
Comprehensive Income						950
Stock options exercised	27,210	321	-	-	-	321
Stock issued for purchase of WAM	1,612	35	-	-	-	35
Common Stock repurchased	(17,945)	(391)				(391)
Compensation expense for stock options	-	151	-	-	-	151
Cash dividends ($0.16 per share)	-	-	(1,148)	-	-	(1,148)
Fair value adjustment of junior subordinated debentures, net of tax	-	-	(428)	-	-	(428)
Excess tax benefit from share-based payment arrangements	-	22	-	-	-	22
Compensation expense for unallocated ESOP shares committed to be
released	-	4	-	-	-	4
Compensation expense for restricted stock awards	-	17	-	-	-	17
Balance, June 30, 2007	7,197,226	$ 35,718	$ 54,629	$ (4,948)	$ (634)	$ 84,765

Balance, December 31, 2007	7,221,787	$ 36,507	$ 58,798	$ (6,548)	$ -	$ 88,757
Comprehensive Income
Net Income	-	-	4,936	-	-	4,936
Other comprehensive income, net of tax
Increase in unrealized loss on securities available-for-sale, net of
tax benefit of $4,700	-	-	-	(8,729)	-	(8,729)
Less adjustment for gains on sales of securities included in net
income net of tax expense of $273	-	-	-	(506)	-	(506)
Change in fair value of Swap, net of tax of benefit
of $382	-	-	-	(709)	-	(709)
Comprehensive Loss						(5,008)
Stock options exercised	3,450	52	-	-	-	52
Cumulative effect adjustment for change in accounting principal for
split dollar liability	-	-	(411)	-	-	(411)
Compensation expense for stock options	-	187	-	-	-	187
Cash dividends ($0.17 per share)	-	-	(1,228)	-	-	(1,228)
Compensation expense for restricted stock awards	-	13	-	-	-	13
Balance, June 30, 2008	7,225,237	$ 36,759	$ 62,095	$ (16,492)	$ -	$ 82,362
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2008 and 2007 (Dollars in thousands)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,936	$ 6,364
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	4,900	750
Depreciation and amortization	1,135	905
Increase in cash value of life insurance	(416)	(514)
Compensation expense for stock options	187	151
Compensation expense for unallocated ESOP shares	-	4
Restricted stock award compensation	13	17
Excess tax benefit from share-based payment arrangements	-	(22)
Gain on sale of securities available for sale	(779)	(139)
Change in market value of junior subordinated debentures	(612)	147
Other	(2,647)	(3,316)
Origination of loans held-for-sale	(113,424)	(47,184)
Proceeds from sales of loans held-for-sale	115,300	47,889
Origination fees and gains on sales of loans	(2,452)	(873)

Net cash from operating activities	$ 6,141	$ 4,179

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	-	6,790
Activity in securities available-for-sale
Maturities, prepayments and calls	10,981	9,402
Sales	60,836	42,532
Purchases	(86,174)	(123,859)
Activity in securities held-to-maturity
Maturities	500	-
Purchases	(489)	(10,000)
Net increase in loans	(38,011)	(31,296)
Purchase of bank owned life insurance policies	(126)	-
Proceeds from sales of premises and equipment	-	4
Additions to premises and equipment	(2,472)	(3,415)

Net cash used in investing activities	(54,955)	(109,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	79,461	67,255
Net increase in federal funds purchased	34,715	-
Net increase (decrease) in short-term repurchase agreements	(11,242)	340
Net increase (decrease) in short-term borrowings	(53,602)	60,810
Net increase (decrease) in long-term debt	-	(20,000)
Stock issued for purchase of WAM	-	35
Proceeds from exercise of stock options	52	321
Repurchase of common stock	-	(391)
Excess tax benefits from share-based payment arrangements	-	22
Payment of cash dividends	(1,228)	(1,148)

Net cash from financing activities	48,156	107,244

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2008 and 2007 (Dollars in thousands)

NET INCREASE (DECREASE) IN CASH AND CASH	(658)	1,581
EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period	17,725	17,754

End of period	$ 17,067	$ 19,335

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$ 17,553	$ 18,841
Cash paid for income taxes	$ 3,185	$ 4,057

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment of securities available for sale, net of tax	$ (8,729)	$ (5,414)
Cumulative effect of early adoption of SFAS 159	$ -	$ (428)

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including notes thereto, included in Venture Financial Group, Inc.’s (the Company, VFG) 2007 Annual Report to Shareholders. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008.

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

2.           Share-Based Compensation

On June 30, 2008 the Company had one active share-based compensation plan which is described below. The Company also has various incentive stock option plans, with shares outstanding, which are further disclosed in Note 15 to the annual report and form10K as of December 31, 2007. The compensation cost that has been charged to income year-to-date in 2008 for both stock options and restricted stock grants is $200 thousand. The total income tax benefits recognized in the income statement for share-based compensation cost for the same period ended June 30, 2008 is $70 thousand.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The shareholders approved at the 2008 annual shareholder meeting to increase the number of shares available under the Plan by 500,000. At June 30, 2008, 288,850 option shares and 5,750 restricted stock award shares have been granted under the Plan since plan inception. At June 30, 2008, 11,550 option shares and 750 restricted option shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. Under the 2004 Plan, 517,700 shares remain available for grant. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

Beginning January 1, 2006 the Company began accounting for share-based awards to employees and directors using the fair value method, in accordance with SFAS No. 123(R), Share-Based Payment. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The following assumptions are used in the Black-Scholes model: expected volatility, expected dividends, expected term and risk-free rate. Expected volatilities are not based on implied volatilities from traded options on the Company stock because the Company stock does not have any options traded on it. Instead, expected volatilities are based on the historical volatility of the Company stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is a combination of a projection based on historical experience and management’s future expectations. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are determined at the date of grant and are not subsequently adjusted for actual. There was only one grant date in the year presented below.

4-16-2008

Expected volatility	21.92%
Expected dividends	$1.75
Expected term	7.0 years
Risk-free rate	3.24%

Options granted by the Company during 2008 are 20% vested on each of the five subsequent anniversaries of the grant date. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations.

A summary of option activity under the Plan as of June 30, 2008, and changes for the six months ended is presented below:

				Weighted	Weighted	Aggregate
					Average
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000’s)

Exercisable at January 1, 2008	24,773	159,844	184,617	$11.14	4.14 years	$859

Outstanding at January 1, 2008	49,633	317,984	367,617	$15.56	6.10 years	$871
Granted	16,100	82,200	98,300	$19.10
Exercised	(750)	(2,700)	(3,450)	$14.75
Forfeited or expired	-	(2,050)	(2,050)	$21.19
Outstanding at June 30, 2008	64,983	395,434	460,417	$16.30	6.68 years	$ 869

Exercisable at June 30, 2008	29,493	197,624	227,117	$12.77	4.60 years	$ 857

The total intrinsic value at June 30, 2008 of options exercised during the second quarter 2008 was $14 thousand. The intrinsic value represents the fair market value of the shares at exercise of $65 thousand (where fair market value is the prior month weighted average price) less the cost to the recipient to exercise which was $52 thousand. The tax benefits created by these exercises are allocated to common stock and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations.

The following summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	30,704	3.52	$ 6.74	30,704	$ 6.74
$7.01 to $10.00	82,598	2.01	$ 8.92	82,598	$ 8.92
$10.01 to $15.00	39,035	5.74	$13.44	31,835	$13.39
$15.01 to $19.00	37,650	5.80	$15.33	27,000	$15.33
$19.01 to $21.00	183,580	8.67	$19.38	38,210	$19.62
$21.01 to $25.00	86,850	8.82	$21.88	16,770	$21.87

	460,417	6.68	$16.30	227,117	$12.77

A summary of the status of the Company’s non-vested shares as of June 30, 2008 and changes for the six months ended is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Non-vested Shares	Shares	Shares	Shares	Fair Value

Non-vested at January 1, 2008	24,860	158,140	183,000	$5.80
Granted	16,100	82,200	98,300	$4.56
Vested	5,470	40,580	46,050	$5.53
Forfeited	-	1,950	1,950	$6.09

Non-vested at June 30, 2008	35,490	197,810	233,300	$5.33

As of June 30, 2008 there was $799 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized using graded vesting over a five year vesting period which accelerates the expense to a weighted average period of under 2 years. The Company has granted awards with graded vesting; the awards vest 20% at the end of each year over five years. The Company has elected to treat each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period. This approach results in a greater amount of compensation cost recognized in the earlier periods of the grant with a declining amount recognized in later periods.

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Accordingly, compensation expense has been recognized in the condensed consolidated financial statements for employee restricted stock arrangements for the six months ended June 30, 2008. Compensation expense is measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

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

Net periodic expense for the SERP for the three and six months ending June 30, 2008 is as follows:

	For the three months	For the six months
	ended June 30, 2008	ended June 30, 2008

Service cost	$137,684	$275,368
Interest cost	80,900	161,800
Expected return on plan assets	-	-
Amortization of Net Obligation at Transition	-	-
Amortization of Prior Service Cost	-	-
Recognized Net Actuarial (Gain)/Loss	-	-

Net Periodic Benefit Cost	$218,584	$437,168

4.           Basic and Diluted Earnings per Share (EPS)

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume all dilutive stock options and restricted stock outstanding are issued such that their dilutive effect is maximized. For the three and six months ended June 30, 2007, unallocated shares of the ESOP are excluded from the weighted average common shares outstanding to the extent they have not been legally released. The restricted share awards are excluded from the weighted average common shares outstanding in the calculation of basic earnings per share to the extent they have not been vested or earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS computation	$ 1,810	$ 3,170	$ 4,936	$ 6,364
Numerator - Net Income (in thousands)
Denominator - Weighted Average	7,221,269	7,150,658	7,220,538	7,150,777
common shares outstanding
Basic EPS	$ .25	$ .44	$ .68	$ .89

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Diluted EPS computation	$ 1,810	$ 3,170	$ 4,936	$ 6,364
Numerator - Net Income (in thousands)
Denominator - Weighted average	7,221,269	7,150,658	7,220,538	7,150,777
common shares outstanding
Effect of dilutive stock options	62,575	120,716	73,397	121,077
Weighted average common shares	7,283,844	7,271,374	7,293,935	7,271,854
and common stock equivalents
Diluted EPS	$ .25	$ .44	$ .68	$ .88

5.           Cash Dividends

On July 16, 2008, the Board of Directors declared the thirty eighth consecutive quarterly cash dividend, paid on August 8, 2008. The dividend of eight and a half cents per share will be paid to all shareholders of record as of July 28, 2008. On April 16, 2008, the Board of Directors declared the thirty seventh consecutive quarterly cash dividend, paid on May 8, 2008. The dividend of eight and a half cents per share was paid to all shareholders of record as of April 28, 2008.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt the standard as of January 1, 2009. FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 will not have an impact on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation will be effective for the Company beginning January 1, 2009 and must also be applied to interim periods within 2009. The Company is currently evaluating the potential impact of this guidance; however, it is not expected to have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued FAS 162 “The Hierarchy of Generally Accepted Principles” (FAS 162) which outlines the order of authority for the sources of accounting principles. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its financial condition and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for the Company as of January 1, 2009 and will have to be applied retrospectively to all periods presented. The Company will evaluate the impact of the adoption in the event any instruments that would be subject to this guidance are being considered in the future.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. The Company does not expect EITF 06-3-1 to have an impact on its financial condition and results of operation.

8.           Fair Value

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. Without early adoption, the Company would be required to adopt SFAS 157 effective January 1, 2008. Both standards address aspects of the expanding application of fair value accounting.

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company has the opportunity to refinance or prepay without penalty the junior subordinated debentures issued by FCFG Capital Trust II and will have the opportunity to prepay without penalty the junior subordinated debentures issued by WCB Capital Trust I in December 2008. Because the Company anticipated fair value treatment for the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159 the Company recorded a cumulative effect adjustment of $428 thousand net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222 thousand of the $428 thousand change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for remaining $206 thousand. In the first six months of 2008 and 2007, the Company recognized other operating income totaling $612 thousand and $198 thousand, respectively associated with the change in fair value of the junior subordinated debentures. Since the Company’s adoption of FASB 157 at January 1, 2007, total income recorded through June 30, 2008 was $1.9 million.

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the three months ended June 30, 2008.

(dollars in thousands)	Carrying Value of	Fair Value	Carrying Value of	Other non-	Total changes in
	Instrument at	Measurements at	Instrument at	interest (income)	fair value included
	January 1, 2008	June 30, 2008 using	June 30, 2008	expense	in current period
		significant other			earnings m
		observable inputs
		(Level 2)

Liabilities
FCFG Capital Trust II1	$ 6,187	$(7)	$ 6,180	$(7)	$(7)
WCB Capital Trust [2]	3,083	(14)	3,069	(14)	(14)
VFG Capital Trust I	12,496	(591)	11,905	(591)	(591)

Total	$21,766	$(612)	$21,154	$(612)	$(612)

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

The valuation techniques used in SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

• Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
• Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.
• Level 3—Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring and nonrecurring basis:

Investment securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on an independent grid pricing model for identical or similar assets which may at times include quoted prices. Securities include private collateralized mortgage obligations, municipal securities, asset backed securities, corporate securities and other equity securities.

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

Non-performing loans: A loan is considered to be non-performing when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Non-performing loans are measured at the loan’s observable fair price, or the fair value of collateral, if repayment of the loan is expected to be provided by the underlying collateral.

Derivative contract held for purposes other than trading: Derivative contract held for purposes other than trading are recorded at fair value on a recurring basis. Fair value measurement is based on independent pricing models.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

	Quote Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Balance as of
(dollars in thousands)	Identical Assets	Observable Inputs	Inputs	June 30, 2008
	(Level 1)	(Level 2)	(Level 3)

Financial Assets and Liabilities
Securities available-for-sale		$278,347		$278,347
Junior subordinated debentures at fair value		21,154		21,154
Non-performing loans		38,557		38,577
Derivative contract held for purposes other
than trading		1,091		1,091

9.            Derivative Instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility. This interest rate risk management strategy involves the use of interest rate floors, caps and swaps. During the first quarter of 2008, the Company entered into a two-year interest rate swap on $100 million notional value of its prime-based loan portfolio with a maturity date of March 27, 2010. The Company receives 5.25% and we pay Prime. When executed in the first quarter of 2008, the Company recorded an asset of $312 thousand representing the fair value of the swap at the time of purchase. In the second quarter of 2008 the Company recorded a liability of $1.1 million representing the fair value of the swap as of June 30, 2008. The Company has designated this agreement as a cash flow swap pursuant to SFAS No. 133. Accordingly, the change in the fair value of the instrument related to the swap’s intrinsic value, or approximately $709 thousand, net of tax is recorded as a loss component of other comprehensive income (OCI) in the consolidated statement of changes in shareholders’ equity.

10.          Investment Portfolio

The carrying value of our investment securities at June 30, 2008 totaled $295.1 million compared to $297.0 million at December 31, 2007. We purchased $86.6 million in securities in the first six months of 2008, which was offset by maturities, principal pay downs, and sales totaling $72.3 million. The risk weighting of securities are considered in purchase decisions to maximize the utilization of capital.

The recorded amounts of investment securities that are in a loss position held by us and their fair value at the dates indicated are set forth in the following table:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)		Losses	Losses
	Amortized	Less Than	Greater Than	Fair
	Cost	12 Months	12 Months	Value

June 30, 2008
Securities Available-for-sale
Mortgage-backed securities	$ 77,860	$ (2,668)	$ -	$ 75,192
Municipal securities	5,205	(162)	(230)	4,813
Asset-backed securities	104,270	(2,843)	(11,757)	89,670
Corporate securities	6,983	(260)	-	6,723
Equity securities	43,460	(4,763)	(2,912)	35,785

	$ 237,778	$ (10,696)	$ (14,899)	$ 212,183

Securities Held-to-maturity
Corporate Securities	$ 16,802	$ (64)	$ -	$ 16,738

Total at June 30, 2008	$ 254,580	$ (10,760)	$ (14,899)	$ 228,921

December 31, 2007
Mortgage-backed securities	$ 111,373	$ (772)	$ (291)	$ 110,310
Municipal securities	9,420	(333)	-	9,087
Asset-backed securities	42,736	(3,978)	-	38,758
Corporate securities	2,934	(77)	-	2,857
Equity securities	48,778	(5,793)	-	42,985

	$ 215,241	$ (10,953)	$ (291)	$ 203,997

Securities Held-to-maturity
December 31, 2007
Corporate Securities	$ 10,000	$ (400)	$ -	$ 9,600

Total at December 31, 2007	$ 225,241	$ (11,353)	$ (291)	$ 213,597

The following tables show the stated maturities and weighted average yields of investment securities held by us at June 30, 2008:

	June 30, 2008
(dollars in thousands)	Held-to-Maturity Securities			Available-For-Sale Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield (1)

Due in one year or less	$ -	$ -	-%	$ 4,426	$ 4,401	4.22%
Due after one year through five
years	-	-	-%	41	41	8.40%
Due after five years through ten
years	-	-	-%	938	799	5.13%
Due after ten years	16,802	16,738	10.00%	75,221	62,727	5.12%
No maturity investment	-	-	-%	43,506	35,831	6.72%
Mortgage backed securities	-	-	-%	178,206	174,548	7.89%

Total	$ 16,802	$ 16,738		$ 302,338	$278,347

(1) Weighted average yield is reported on tax-equivalent basis.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. Some of the unrealized losses are due to yields at issuance of new securities in the recent turbulent markets being higher than the yield available at the time the underlying securities were purchased even though rates had declined in the general market. The unrealized losses over twelve months are primarily floating rate, middle tranche securities of pools of trust preferred debt securities of financial institutions. The other major portion of unrealized securities losses are losses on preferred stock issued by Freddie Mac and Fannie Mae at tax equivalent yields ranging from 7.54% to 11.30% . Much of the unrealized losses are due to credit spread deterioration in bank related debt securities as a result of market disturbances affecting the U.S. financial system. We expect confidence to return to the U.S. banking system although we believe that the workout of the recessionary cycle could take several years. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for newly issued securities for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

11.            Nonperforming Assets and Analysis of Allowance for Credit Losses

The following table summarizes our non-performing assets, which consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more, foreclosed real estate and other assets.

	June 30.	December 31,
(dollars in thousands)	2008	2007

Non-accrual loans	$ 38,533	$ 3,007
Accruing loans past due 90 days or more	24	110

Total non-performing loans (NPLs)	38,577	3,117
Foreclosed real estate	185	68

Total non-performing assets (NPAs)	$ 38,742	$ 3,185

Selected ratios
NPLs to total loans	4.71%	0.40%
NPAs to total loans and foreclosed real estate	4.74%	0.41%
NPAs to total assets	3.16%	0.27%

The following table sets forth activity in the allowance for credit losses for the periods indicated:

(dollars in thousands)	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
Balance at beginning of period	$10,975	$8,917
Provision for credit losses	4,900	3,600

Charge-offs:
Commercial	(530)	(568)
Real Estate Mortgage and Construction	(2,101)	(999)
Consumer	(29)	(54)

Total charge-offs	(2,660)	(1,621)

Recoveries:
Commercial	76	30
Real Estate Mortgage and Construction	77	37
Consumer	18	12

Total recoveries	171	79

Net charge-offs	(2,489)	(1,542)

Transfer to reserve for unfunded commitments	(119)	-

Balance at end of period	$13,267	$10,975
Gross loans	$818,032	$783,117
Average loans	$786,585	$746,498
Non-performing loans	$38,577	$3,117

Selected ratios:

Net charge-offs to average loans	0.32%	0.21%

Allowance for credit losses to average loans	1.69%	1.48%

Allowance for credit losses to loans outstanding at end of period	1.66%	1.43%

Allowance for credit losses to non-performing loans	34.41%	352.1%

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our Results of Operations and Financial Condition together with our financial statements and related notes appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2007. After Forward-Looking Information and the Summary of Critical Accounting Estimates and Accounting Policies, the analysis of the Results of Operations and Financial Condition will be discussed. The analysis includes a comparison of the three and six months ended June 30, 2008 and 2007.

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

Summary of Critical Accounting Estimates and Accounting Policies

Our accounting policies are integral to understanding our financial results. Our most critical accounting estimates and policies require management to make subjective, complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Management has identified several accounting estimates and policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These estimates and policies relate to items such as the methodology for the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, the impairment of AFS secruities and goodwill, share-based compensation, employer’s accounting for defined benefit pension and other post-retirement plans, and fair value measurements. Our significant accounting policies are set forth in Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2007.

Defined Benefit Plans.. Effective January 1, 2008, the Company applied the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements (“EITF 06-4”). EITF 06-4 provides for recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company will recognize the effect of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of $411 thousand. Additional compensation expense is projected to be $65 thousand in 2008.

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

The following discussion of our results of operations compares the three months ended June 30, 2008 to the three months ended June 30, 2007.

For the three months
ended June 30,

(dollars in thousands except per share data)	2008	2007	Increase/	Percentage
			(Decrease)	Change

Interest income	$ 18,889	$ 19,700	$ (811)	-4.1%
Interest expense	7,549	9,907	(2,358)	-23.8%

Net interest income	11,340	9,793	1,547	15.8%
Provision for credit losses	3,375	375	3,000	800.0%

Net interest income after provision for credit losses	7,965	9,418	(1,453)	-15.4%
Non-interest income	3,246	2,262	984	43.5%
Non-interest expense	8,719	7,233	1,486	20.5%

Income before provision for income taxes	2,492	4,447	(1,955)	-44.0%
Provision for income taxes	682	1,277	(595)	-46.6%

Net income	$ 1,810	$ 3,170	$ (1,360)	-42.9%

Earnings per share—basic	$ 0.25	$ 0.44	$ (0.19)	-43.2%
Earnings per share—diluted	$ 0.25	$ 0.44	$ (0.19)	-43.2%
Efficiency ratio	59.62%	59.65%
Return on average equity	8.20%	14.67%
Return on average assets	0.60%	1.20%

The 42.9% decrease in net income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is attributable primarily to an increase in net interest income of $1.6 million offset by an increase in the provision for loan losses of $3.0 million. Non interest income increased by $984 thousand for the three months ended June 30, 2008 compared to the same period in 2007 while non interest expense increased by $1.5 million for the same period. The increase in net interest income was mainly the result of a 13.2% increase in average earning assets to $1.1 billion at June 30, 2008 compared to $971.5 million at June 30, 2007. The increase in net interest income was also the result of improving loan pricing, an interest rate swap entered into at the end of March and funding being re-priced in a lower interest rate environment. Our average interest bearing liabilities of $1.0 billion at June 30, 2008 increased from $856.9 million at June 30, 2007. Our return on average equity was 8.20% and return on average assets was 0.60% for the three months ended June 30, 2008 compared to 14.67% and 1.20%, respectively, for the three months ended June 30, 2007.

Net Interest Income and Net Interest Margin. Net interest income increased for the period by 15.8% or $1.6 million to $11.3 million for the quarter ended June 30, 2008 compared to $9.7 million for the quarter ended June 30, 2007.

The average pre-tax yield on interest-earning assets decreased to 6.80% in the second quarter of 2008 from 8.13% for the same period in 2007, a decrease of 133 basis points. The Prime Rate was 325 basis points, or 39.3% lower at the end of second quarter 2008 compared to second quarter 2007. The decrease in the average rate earned on our interest-earning assets resulted primarily from a decrease in loan yields including interest and fees, which decreased 199 basis points to 6.94% from 8.93% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, respectively. In the second quarter loan yields would have been 7.18%, a difference of 24 basis points without the negative impact of non accrual loans. This decrease was partially offset by an increase in yields on securities which increased 86 basis points to 6.47% for the three months ended June 30, 2008 compared to 5.61% for the three months ended June 30, 2007. The tax equivalent yield on securities for the three months ended June 30, 2008 was 6.62% compared to 5.78% for the three months ended June 30, 2007. The interest rate swap executed at the end of March added 3 basis points to our loan yields.

The cost of our average interest-bearing deposits decreased to 2.99% for the second quarter of 2008 from 4.45% in the same period in 2007, a decrease of 146 basis points or 32.8% . Our average rate on total deposits (including non-interest bearing deposits) decreased to 2.62% for the three months ended June 30, 2008 from 3.88% for the three months ended June 30, 2007, a decrease of 126 basis points or 32.5% . Our borrowing rates declined to 3.07% from 5.58% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, a decrease of 251 basis points or 45.0% . The Federal Funds Target Rate was 325 basis points or 61.9% lower this year compared to the same time period last year.

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of June 30, 2008, public fund deposits were $163.2 million or 17.8% of our total deposits of $916.9 million, compared to $166.7 million, or 19.9% of our total deposits of $838.9 million at June 30, 2007. Wholesale CDs were $234.6 million, or 25.6% of our deposits at June 30, 2008, compared to $136.8 million, or 16.31% of our deposits at June 30, 2007. Our borrowings increased $44 million from $115.2 million at June 30, 2007 to $159.2 million at June 30, 2008 while federal funds purchased increased from $13.1 million to $34.7 million in the same period.

Our net interest margin for the three months ended June 30, 2008 was 4.08% up from 4.04% for the three months ended June 30, 2007. This was due in part to a pause in the Fed’s rate-cutting campaign which helped stabilize loan yields and at the same time allowed us to re-price maturing deposits to lower current market rates.

A contributing factor to the increase in net interest margin was the interest rate swap we executed during the first quarter, where we exchanged floating rate cash flows for fixed rate cash flows. We pay prime and receive 5.25% on a total notional amount of $100 million until March 27, 2010. This transaction benefits net interest income for every reduction in the prime rate below 5.25% and conversely limits net income for every increase in the prime rate above 5.25% during the term of the swap. For additional information on our derivatives, see the Derivative Financial Instruments under the Summary of Critical Accounting Estimates and Accounting Policies and Note 9.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three months ended
	June 30,

	2008			2007

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates (3)	Balance	(Expense)	Rates (3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$802,939	$13,883	6.94%	$738,306	$16,442	8.93%
Federal funds sold	920	5	2.18%	2,315	32	5.54%
Investment securities (2)	309,877	5,001	6.47%	230,837	3,226	5.61%

Total earning assets and interest income	1,113,736	18,889	6.80%	971,458	19,700	8.13%
Other assets:
Cash and due from banks	10,430			15,147
Bank premises and equipment	34,650			31,226
Other assets	58,322			48,301
Allowance for credit losses	(12,547)			(9,424)

Total assets	$1,204,591			$1,056,708

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$378,484	($1,795)	1.90%	$346,755	($3,375)	3.90%
Time deposits	391,291	(3,943)	4.04%	370,129	(4,585)	4.97%

Total interest bearing deposits	769,775	(5,738)	2.99%	716,884	(7,960)	4.45%
Other borrowings	236,504	(1,811)	3.07%	140,053	(1,947)	5.58%

Total interest bearing liabilities and interest expense	1,006,279	(7,549)	3.01%	856,937	(9,907)	4.64%
Non interest bearing liabilities	109,077			104,958
Other liabilities	975			8,387
Shareholders equity	88,260			86,426

Total liabilities and shareholders equity	$1,204,591			$1,056,708

Net interest income		$11,340			$9,793

Net interest margin as a percent of average earning assets			4.08%			4.04%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $643 thousand and $935 thousand are included in interest for the three months ended June 30,2008 and 2007, respectively

(2) The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities or the dividend received deduction on preferred stock. The after tax yield on investments for the three months ended June 30, 2008 and 2007 is 6.62% and 5.78% respectively.

(3) Annualized

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

	Three months ended June 30, 2008
(dollars in thousands)	Compared to three months ended June 30, 2007
Interest earned on:	Total Change	Rate	Volume
Loans	$ (2,559)	$ (10,137)	$7,578
Federal Funds sold and deposits in banks	(27)	(14)	(13)
Investment Securities	1,775	553	1,222

Total interest income	(811)	(9,598)	8,787

Interest paid on:
Savings, NOW, MMDA	(1,580)	(3,443)	1,863
Time Deposits	(642)	(2,101)	1,459
Other Borrowings	(136)	(4,300)	4,164

Total interest expense	(2,358)	(9,844)	7,486

Net Interest income	$ 1,547	$ 246	$ 1,301

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses (Allowance) at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the three months ended June 30, 2008 was $3.4 million compared to $375 thousand for the three months ended June 30, 2007. Net charge-offs for the three months ended June 30, 2008 totaled $2.4 million compared to $555 thousand in net charge-offs for the same period in 2007.

The increase in provision expense during the second quarter of 2008 compared to the second quarter of 2007 primarily reflects the actual increase in the Bank’s impaired loans, our assessment of the impact on our region of the general deterioration of the national economy, our concentration in real estate lending, and the growth of the Bank’s loan portfolio. Since 2007, the Bank experienced deterioration in the general construction portfolio, reflective of some borrowers seeking rate and amortization relief as well as specific declines in market values and real estate sales activity in various segments of the Bank’s market area. Also during the same time period we experienced an increase in delinquencies associated with the areas previously identified. While not centered in any one borrower, project, or geographic area, we believe we will continue to see an elevated number of borrowers with cash-flow and liquidity problems.

Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure the Bank is adequately reserved to account for these factors. Management reviews the adequacy of the Allowance on at least a quarterly basis. The provision is adjusted according to the results of that analysis.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the three months ended		Increase/	% Change
	June 30,		(Decrease)	From 2007

(dollars in thousands)	2008	2007

Non-Interest Income
Service charges on deposit accounts	$ 1,062	$ 1,009	$ 53	5.3%
Origination fees and gain on sales of loans	1,149	463	686	148.2%
Net gain / (loss) on sale of securities	83	(139)	222	159.7%
Change in market value of junior subordinated debentures	170	107	63	58.9%
Income from bank owned life insurance	206	170	36	21.2%
Gross income from Venture Wealth Management	121	118	3	2.5%
Other non-interest income	455	534	(79)	-14.8%

Total Non-Interest Income	$ 3,246	$ 2,262	984	43.5%

Total non-interest income increased $984 thousand or 43.5% to $3.3 million for the three months ended June 30, 2008 compared to $2.3 million for the three months ended June 30, 2007. The largest component for the change in non-interest income is due primarily to the $686 thousand increase in the origination fees and gain on sales of loans held for sale due to the expansion of the mortgage department. Net gain / (loss) on sale of securities increased from a loss of $139 thousand to a gain of $83 thousand for the three months ended June 30, 2007 and June 30, 2008, respectively. Other non-interest income decreased by $79 thousand for the three months ended June 30, 2008 compared due to two one time payments we received in 2007 that we did not receive in 2008. The largest of which was a $75 thousand payment received on an insurance settlement. All other major categories of non-interest income remained relatively constant for the associated periods.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

				%
	For the three months ended		Increase/	Change
	June 30,		(Decrease)	From
				2007

(dollars in thousands)	2008	2007

Non-Interest Expense
Salaries and employee benefits	$ 4,768	$ 3,720	$ 1,048	28.2%
Occupancy and equipment	1,417	1,284	133	10.4%
Advertising / public relations	622	802	(180)	-22.4%
Amortization of intangible assets	71	71	-	-
Office supplies, telephone and postage	297	253	44	17.3%
Director fees	46	51	(5)	-9.9%
Expense from foreclosed assets	52	2	50	2509.3%
Washington State excise tax	354	381	(27)	-7.2%
Other non-interest expense	1,092	669	423	63.2%

Total Non-Interest Expense	$ 8,719	$ 7,233	1,486	20.5%

Total non-interest expense increased 20.5% or $1.5 million to $8.7 million for the three months ended June 30, 2008 compared to $7.2 million for the same period in 2007. The following components of non-interest expense (salaries and benefits, occupancy and other non-interest expense) increased for the three months ended June 30, 2008 compared to the same period ending June 30, 2007. The increases in salaries and benefits are due primarily to the expansion of our mortgage department which also included the hiring of nine additional mortgage representatives in Pierce County in the last quarter of 2007. The number of full time equivalent employees increased to 272 at June 30, 2008 compared to 250 at June 30, 2007. Occupancy and equipment costs increased $133 thousand or 10.4% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the new location of the administrative offices, the addition of two financial centers and the related increase in real estate property taxes and depreciation expenses. Other non-interest expense increased $423 thousand or 63.2% to $1.1 million for the three months ended June 30, 2008 from $669 thousand for the same period last year.

Provision for Income Taxes. We recorded tax provisions of $682 thousand for the three months ended June 30, 2008 compared to $1.3 million for the three months ended June 30, 2007. Our effective tax rate was approximately 27.3% for the three months ended June 30, 2008 and approximately 28.7% for three months ended June 30, 2007. We expect our effective tax rate to range between 30% and 34% for the remainder of 2008 depending on our mix of assets.

Comparison of the Six Months Ended June 30, 2008 and 2007

The following discussion of our results of operations compares the six months ended June 30, 2008 to the six months ended June 30, 2007.

	For the six months ended
	June 30,
(dollars in thousands except per share data)	2008	2007	Increase/	Percentage
			(Decrease)	Change
Interest income	$ 38,450	$ 38,138	$ 312	0.8%
Interest expense	16,696	18,837	(2,141)	-11.4%

Net interest income	21,754	19,301	2,453	12.7%
Provision for credit losses	4,900	750	4,150	553.3%

Net interest income after provision for credit losses	16,854	18,551	(1,697)	-9.2%
Non-interest income	7,465	4,830	2,635	54.6%
Non-interest expense	17,214	14,307	2,907	20.3%

Income before provision for income taxes	7,105	9,074	(1,969)	-21.7%
Provision for income taxes	2,169	2,710	(541)	-20.0%

Net income	$ 4,936	$ 6,364	$ (1,428)	-22.4%

Earnings per share—basic	$ 0.68	$ 0.89	$ (0.21)	-23.6%
Earnings per share—diluted	$ 0.68	$ 0.88	$ (0.20)	-22.7%
Efficiency ratio	58.71%	60.21%
Return on average equity	10.99%	13.58%
Return on average assets	0.83%	1.09%

The 22.4% decrease in net income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is attributable primarily to an increase in net interest income of $2.5 million offset by an increase in the provision for loan losses of $4.2 million. Non interest income increased by $2.6 million for the six months ended June 30, 2008 compared to the same period in 2007 while non interest expense increased by $2.9 million for the same period. The increase in net interest income was mainly the result of a 17.0% increase in average earning assets to $1.1 billion at June 30, 2008 compared to $940.5 million at June 30, 2007. The increase in net interest income was also the result of an interest rate swap entered into at the end of March and funding being re-priced in a lower interest rate environment. Our average interest bearing liabilities of $988.7 million at June 30, 2008 increased from $829.6 million at June 30, 2007. Our return on average equity was 10.99% and return on average assets was 0.83% for the six months ended June 30, 2008 compared to 13.58% and 1.09%, respectively, for the six months ended June 30, 2007.

Net Interest Income and Net Interest Margin. Net interest income increased for the period by 13.0% or $2.5 million to $21.8 million for six months ended June 30, 2008 compared to $19.3 million for the six months ended June 30, 2007.

The average pre-tax yield on interest-earning assets decreased to 7.05% in the first six months of 2008 from 8.18% for the same period in 2007, a decrease of 113 basis points. The Prime Rate was 325 basis points, or 39.4% lower at the end of the first six months 2008 compared to the first six months of 2007. The decrease in the average rate earned on our interest-earning assets resulted primarily from a decrease in loan yields including interest and fees, which decreased 166 basis points to 7.25% from 8.91% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, respectively. In the second quarter loan yields would have been 7.47%, a difference of 22 basis points without the negative impact of non accrual loans. This decrease was partially offset by a 17.2% increase or a 96 basis point increase in yields on securities which increased to 6.56% for the six months ended June 30, 2008 compared to 5.60% for the six months ended June 30, 2007. The tax equivalent yield on securities for the six months ended June 30, 2008 was 6.72% compared to 5.80% for the six months ended June 30, 2007. The interest rate swap executed at the end of March 2008 added 3 basis points to our loan yields.

The cost of our average interest-bearing deposits decreased to 3.34% for the six months ended June 30, 2008 from 4.39% in the same period in 2007, a decrease of 105 basis points or 23.9% . Our average rate on total deposits (including non-interest bearing deposits) decreased to 2.92% for the six months ended June 30, 2008 from 3.79% for the six months ended June 30, 2007, a decrease of 87 basis points or 23.0% . Our borrowing rates declined to 3.58% from 5.47% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, a decrease of 189 basis points or 34.6% . The Federal Funds Target Rate was 325 basis points, or 61.9% lower this year compared to the same time period last year.

Our net interest margin for the six months ended June 30, 2008 was 3.99% down from 4.14% for the six months ended June 30, 2007. This was due in part to lower loan yields that were the result of our prime loans re-pricing lower after the Federal Reserve cut interest rates by 200 basis points during the first quarter of 2008 and 25 basis points during the second quarter of 2008. Margin compression also resulted from the inability to re-price deposits as fast as loans. Strong competition and term Certificates of Deposits were two factors that hindered our ability to re-price deposits as fast as loans.

In 2008 we began using interest rate derivatives to manage our exposure to changes in interest rates. During the first quarter we executed an interest rate swap, where we exchanged floating rate cash flows for fixed rate cash flows. We pay prime and receive 5.25% on a total notional amount of $100 million until March 27, 2010. This transaction benefits net income for every reduction in the prime rate below 5.25% and conversely limits net income for every increase in the prime rate above 5.25% during the term of the swap. For additional information on our derivatives, see the Derivative Financial Instruments under the Summary of Critical Accounting Estimates and Accounting Policies and Note 9.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Six months ended
			June 30,

		2008			2007

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates (3)	Balance	(Expense)	Rates (3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$786,585	$28,347	7.25%	$732,290	$32,367	8.91%
Federal funds sold	476	9	3.80%	2,360	54	4.61%
Investment securities (2)	309,303	10,094	6.56%	205,870	5,717	5.60%

Total earning assets and interest income	1,096,364	38,450	7.05%	940,520	38,138	8.18%
Other assets:
Cash and due from banks	14,382			14,511
Bank premises and equipment	34,180			30,525
Other assets	53,510			52,747
Allowance for credit losses	(12,266)			(9,286)

Total assets	$1,186,170			$1,029,017

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$377,041	($4,634)	2.47%	$331,345	($6,233)	3.79%
Time deposits	371,383	(7,790)	4.22%	354,872	(8,714)	4.95%

Total interest bearing deposits	748,424	(12,424)	3.34%	686,217	(14,947)	4.39%
Other borrowings	240,236	(4,272)	3.58%	143,334	(3,890)	5.47%

Total interest bearing liabilities and interest expense	988,660	(16,696)	3.40%	829,551	(18,837)	4.58%
Non interest bearing liabilities	104,727			104,117
Other liabilities	2,976			9,459
Shareholders equity	89,807			85,890

Total liabilities and shareholders equity	$1,186,170			$1,029,017

Net interest income		$21,754			$19,301

Net interest margin as a percent of average earning assets			3.99%			4.14%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $1,522 thousand and $1,826 thousand are included in interest for the six months ended June 30, 2008 and 2007, respectively

(2) The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities or the dividend received deduction on preferred stock. The after tax yield on investments for the six months ended June 30, 2008 and 2007 is 6.69% and 5.80% respectively.

(3) Annualized

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

	Six months ended June 30, 2008
(dollars in thousands)	Compared to six months ended June 30, 2007
Interest earned on:	Total Change	Rate	Volume
Loans	$ (4,020)	$ (9,808)	$5,788
Federal Funds sold and deposits in banks	(45)	(8)	(37)
Investment Securities	4,377	1,116	3,261

Total interest income	312	(8,700)	9,012

Interest paid on:
Savings, NOW, MMDA	(1,599)	(3,629)	2,030
Time Deposits	(924)	(1,948)	1,024
Other Borrowings	382	(3,465)	3,847

Total interest expense	(2,141)	(9,042)	6,901

Net Interest income	$ 2,453	$ 342	$ 2,111

Provision for Loan Losses. The provision for loan losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated loan losses inherent in the loan portfolio.

The provision for loan losses for the six months ended June 30, 2008 was $4.9 million compared to $750 thousand for the six months ended June 30, 2007. Net charge-offs for the six months ended June 30, 2008 totaled $2.5 million compared to $599 thousand in net charge-offs for the same period in 2007.

The increase in provision expense during the first six months of 2008 compared to the first six months of 2007 primarily reflects the actual increase in the Bank’s impaired loans, our assessment of the impact on our region of the general deterioration of the national economy, our concentration in real estate lending, and the growth of the Bank’s loan portfolio. Since 2007, the Bank experienced deterioration in the general construction portfolio reflective of some borrowers seeking rate and amortization relief as well as specific declines in market values and real estate sales activity in various segments of the Bank’s market area. Also during the same time period we experienced an increase in delinquencies associated with the areas previously identified. While not centered in any one borrower, project, or geographic area, management believes we will continue to see an increased number of borrowers with cash-flow and liquidity problems.

Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors. Management reviews the adequacy of the allowance on at least a quarterly basis; the analysis includes a minimum, midpoint and maximum level for reserve adequacy. The provision is adjusted according to the results of that analysis

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the six months ended		Increase/	% Change
	June 30,		(Decrease)	From 2007

dollars in thousands)	2008	2007

Non-Interest Income
Service charges on deposit accounts	$ 2,103	$1,955	$ 148	7.6%
Origination fees and gain on sales of loans	2,452	865	1,587	183.5%
Net gain on sale of securities	779	139	640	460.4%
Change in market value of junior subordinated debentures	612	198	414	209.1%
Income from bank owned life insurance	416	515	(99)	-19.2%
Gross income from Venture Wealth Management	233	327	(94)	-28.7%
Other non-interest income	870	831	39	4.7%

Total Non-Interest Income	$ 7,465	$ 4,830	2,635	54.6%

Total non-interest income increased $2.6 million or 54.6% to $7.5 million for the six months ended June 30, 2008 compared to $4.8 million for the six months ended June 30, 2007. The largest component for the change in non-interest income is due primarily to the $1.6 million increase in the origination fees and gain on sales of loans held for sale due to the increase of loans originated and subsequently sold as a direct result of the expansion of the mortgage department. Net gains on sale of securities increased by $640 thousand to $779 thousand for the six months ended June 30, 2008 compared to $139 thousand for the same period in 2007 due primarily to favorable market conditions and were sold for liquidity purposes. The change in the market value of junior subordinated debentures created $414 thousand more in revenue in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

				%
	For the six months ended		Increase/	Change
	June 30,		(Decrease)	From
				2007

(dollars in thousands)	2008	2007

Non-Interest Expense
Salaries and employee benefits	$ 9,695	$ 7,794	1,901	24.4%
Occupancy and equipment	2,749	2,292	457	19.9%
Advertising / public relations	1,084	1,064	20	1.9%
Amortization of intangible assets	143	143	-	-
Office supplies, telephone and postage	569	481	88	18.3%
Director fees	91	87	4	5.1%
Expense from foreclosed assets	86	12	74	618.4%
Washington State excise tax	726	686	40	5.8%
Other non-interest expense	2,071	1,748	323	18.5%

Total Non-Interest Expense	$ 17,214	$ 14,307	2,907	20.3%

Total non-interest expense increased 20.3% or $2.9 million to $17.2 million for the six months ended June 30, 2008 compared to $14.3 million for the same period in 2007. All major components of non-interest expense (salaries and benefits, occupancy and equipment, advertising) increased for the six months ended June 30, 2008 compared to the same period ending June 30, 2007. The increases in salaries and benefits are due primarily to the expansion of our infrastructure which also included the hiring of nine additional mortgage representatives in Pierce County in the last quarter of 2007. The number of full time equivalent employees increased to 272 at June 30, 2008 compared to 250 at June 30, 2007. Occupancy and equipment costs increased $457 thousand or 19.9% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the new location of the administrative offices, the addition of two financial centers and the related increase in real estate property taxes and depreciation expenses. Other non-interest expense increased $323 thousand or 18.5% to $2.1 million for the six months ended June 30, 2008 from $1.5 million for the same period last year. This increase is primarily due to an increase in FDIC insurance expense of $175 thousand for the six months ended June 30, 2008. The FDIC insurance expense increase was a result of increasing deposits and increasing deposit insurance rates and the expiration of an assessment credit the Company finished receiving in 2007. Increased legal and appraisal costs associated with monitoring the loan portfolio also contributed to the increase in other expenses.

Provision for Income Taxes. We recorded tax provisions of $2.2 million for the six months ended June 30, 2008 compared to $2.7 million for the six months ended June 30, 2007. Our effective tax rate was approximately 30.5% for the six months ended June 30, 2008 and 29.9% for the six months ended June 30, 2007. We expect our effective tax rate to range between 30% and 34% for the remainder of 2008 depending on our mix of assets.

Financial Condition

Our total consolidated assets at June 30, 2008 were $1.22 billion and $1.18 billion at December 31, 2007 an increase of 3.39% . Total deposits at June 30, 2008 increased to $916.6 million from $837.1 million at December 31, 2007.

Loans
Total loans and loans held for sale at June 30, 2008 and December 31, 2007 were $818.0 million and $783.1 million respectively, an increase of $34.9 million or 4.5% . Our loan growth has been focused in commercial real estate and real estate construction lending.

          The following table sets forth the relative composition of our loan portfolio at the end of the periods indicated:

	June 30, 2008		December 31, 2007		% Change
(dollars in thousands)

Commercial	$ 80,479	9.8%	$80,975	10.3%	-0.6%
Real Estate
Residential 1-4	39,462	4.8%	38,926	5.0%	1.4%
Commercial	274,571	33.6%	259,660	33.2%	5.7%
Construction	395,521	48.4%	375,137	47.9%	5.4%
Consumer	10,034	1.2%	11,030	1.4%	-9.0%

Total Loans	800,067	97.8%	765,728	97.8%	4.5%
Loans Held for Sale	17,965	2.2%	17,389	2.2%	3.3%

Total Loans and Loans Held for Sale	$ 818,032	100.0%	$ 783,117	100.0%	4.5%

The following tables show the amounts of loans as of June 30, 2008 and December 31, 2007. Of the loans maturing after one year, as of June 30, 2008, $113.2 million had fixed interest rates and $274.2 million had adjustable interest rates, and as of December 31, 2007, $118.9 million had predetermined or fixed interest rates and $239.1 million had floating or adjustable interest rates. As of June 30, 2008, 62.0% of our floating rate loans were tied to the prime rate.

As of June 30, 2008:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$ 40,879	$ 36,281	$ 3,319	$ 80,479
Real Estate
Residential 1-4	23,467	5,215	28,745	57,427
Commercial	50,399	65,792	158,380	274,571
Construction	312,388	73,328	9,805	395,521
Consumer and other	3,553	2,595	3,886	10,034

Total	$ 430,686	$ 183,211	$ 204,135	$818,032

As of December 31, 2007:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$ 61,417	$14,862	$ 4,696	$ 80,975
Real Estate
Residential 1-4	17,119	7,085	32,111	56,315
Commercial	47,240	70,714	141,706	259,660
Construction	295,000	69,225	10,912	375,137
Consumer and other	4,297	2,660	4,073	11,030

Total	$ 425,073	$ 164,546	$ 193,498	$ 783,117

Concentrations. As of June 30, 2008, in management’s judgment, a concentration of loans existed in real estate related loans. At June 30, 2008, our portfolio was centered in real estate loans with construction loans at 48.4% of the portfolio, commercial real estate loans at 33.6% and residential 1-4 family units at 4.8% . Although management believes the loans within the real estate related concentration have no more than the normal risk of ability to collect, a substantial decline in the performance of the economy, in general, or a decline in real estate values in our market areas, in particular, has had an adverse impact on collection ability, have had and could continue to have an increase in the level of real estate related non-performing loans, and have had other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Asset Quality. Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes collection of interest or principal is unlikely after considering economic and business conditions and collection efforts.

The following table summarizes our non-performing assets, which consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more, foreclosed real estate and other assets.

	June 30.	December 31,
(dollars in thousands)	2008	2007

Nonaccrual loans	$ 38,533	$ 3,007
Accruing loans past due 90 days or more	24	110

Total non-performing loans (NPLs)	38,577	3,117
Foreclosed real estate	185	68

Total non-performing assets (NPAs)	$ 38,742	$ 3,185

Selected ratios
NPLs to total loans	4.71%	0.40%
NPAs to total loans and foreclosed real estate	4.74%	0.41%
NPAs to total assets	3.16%	0.27%

Impaired and Nonaccrual Loans. These loans are generally loans for which it is probable that we will not collect all amounts due according to the original contractual terms of the loan agreement. We typically classify these loans as Substandard, Doubtful, or Loss. Impaired loans, specifically Substandard or Doubtful loans may not be on nonaccrual status as we continue to accrue interest if borrowers continue to make payments and if we expect them to continue to make payments. The category “impaired loan” is broader than the category “nonaccrual loan,” although the two categories overlap. Nonaccrual loans are those loans on which the accrual of interest is discontinued when the ability to collect principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to categorize a loan as impaired due to payment delinquency or if collection is uncertain, and will closely monitor the loan to ensure performance and collection of amounts due in accordance with the original contractual terms of the loan.

During the six months ending June 30, 2008 nonaccrual loans increased $35.5 million, bringing total nonaccrual loans to $38.5 million, comprised of 62 loans, inclusive of the following: 42 single family speculative / 1-4 family building lots loans totaling $11.5 million (the largest with a balance of $2.2 million and located in Kirkland, WA); ten land development loans totaling $16.3 million (the largest with a balance of $4.6 million and located in Monroe, WA); four lot inventory loans for $7.8 million (the largest with a balance of $3.3 million located in Lacey, WA); and six other miscellaneous loans including consumer, residential real estate and commercial. The increase in nonaccrual loans compared to the first quarter of 2008 was attributable to four credit relationships totaling $18.6 million comprised of 25 single family speculative loans to four borrowers with properties located in Kelso, Lacey, Puyallup and

Montesano, WA; three lot inventory loans totaling $7.2 million located in Kelso, Lacey and Tacoma, WA; and two land development loan for $6.7 million located in Puyallup, WA and Monroe, WA.

A decrease in real estate values has occurred in the Bank’s market area, up to 25% in certain areas. The affected borrowers have seen a decrease in the underlying values of their properties, combined with a general slowdown in home sales throughout the market area. It is this slowdown in home sales, and the resultant impact on cash-flows that have caused these borrowers to either fall behind on, or curtail payments on their loans, causing the Bank to place them on nonaccrual.

The following table summarizes our nonaccrual loans at the periods indicated. Nonaccrual loans with valuation allowance refers to the portion of our total nonaccrual loans that have been identified as having loss exposure and have a specific amount set aside for them in the Allowance. We refer to the specific amount set aside for these loans as the allocation of the Allowance.

	At June 30,	At December 31,
	2008	2007
Total nonaccrual loans	$38,533	$3,007

Nonaccrual loan with valuation allowance:
Construction Residential Real Estate	$8,860	$1,868
Commercial Real Estate	4,718	80
Land Development (Residential Lots)	7,602	-
Commercial (Non Real Estate)	191	170
Residential Real Estate	181	40
Consumer (Non Real Estate)	7	8
Lot Inventory	7,762	-

Total nonaccrual loans with valuation allowance	$29,321	$2,166

Allocation of allowance for credit losses on
nonaccrual loans identified above:
Construction Residential Real Estate	1,252	584
Commercial Real Estate	111	18
Land Development (Residential Lots)	1,220	0
Commercial (Non Real Estate)	125	100
Residential Real Estate	31	16
Consumer (Non Real Estate)	7	8
Lot Inventory	912	0

Total allocation of allowance for credit losses	$3,658	$726

Gross interest income of $533 thousand and $855 would have been recorded for the three months ended June 30, 2008 and six months ended June 30, 2008, respectively, if the nonaccrual loans had been current in accordance with their original terms and conditions. Interest income on these loans was not included in net income for the three months ended June, 2008 and the six months ended June 30, 2008.

Management closely reviews the loan portfolio on an quarterly basis, and will continue to identify and evaluate all loans where there are defined weaknesses, including declines in collateral value and borrower difficulties complying with loan repayment terms.

Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about related economic conditions, weaknesses in their specific industries or issues related to geographic locations. These loans are identified through our internal risk grading processes and are considered grade 5 (Watch). Management monitors these loans closely and reviews their performance on a regular basis.

As of June 30, 2008 the Company had classified as potential problem loans 82 loans aggregating $75.8 million. The largest relationship totals 14 loans aggregating $12.8 million. The largest single loan is $5.6 million.

Foreclosed Real Estate. As of June 30, 2008, we held three foreclosed properties, represented by three single family residential building lots. The carrying value of the properties aggregated $185 thousand. As of December 31, 2007, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. Valuation of the property occurs when it is foreclosed upon, and at least annually thereafter. We typically use the lesser of cost or fair market value less costs to sell to establish the carrying values. For the properties noted, we have used fair market value.

Allowance for Credit Losses

We must maintain an adequate allowance for credit losses (“the Allowance”) based on a comprehensive methodology that assesses the estimated losses inherent in our loan portfolio. The Allowance reflects our current estimate of the amount required to absorb probable losses on existing loans. There is no precise method of predicting specific credit losses or amounts that ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the Allowance is determined based on management’s judgment, and on the analysis of various factors including historical loss experience based on volumes and types of loans; volumes and trends in delinquencies and nonaccrual loans; trends in portfolio volume; results of internal credit reviews; and economic conditions.

Management conducts a full review of the Allowance on a regular basis, including:

  consideration of economic conditions and the effect on particular industries and specific borrowers;
  a review of borrower financial data, together with industry data, the market(s) in which it operates, the borrower’s management capabilities and other factors;
  a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff, of all loans which are identified as having a higher level of risk;
  an in-depth evaluation, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly assessments, a loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and
  an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

Our quarterly analysis of the adequacy of the Allowance is presented and reviewed by our Board of Directors. We consider the Allowance to be adequate to cover estimated loan losses relating to the loans outstanding as of each reporting period.

Every loan in the loan portfolio has some measure of the Allowance for Loan Losses attributed to it. The Allowance consists of two parts: a general reserve (as described below) for loans that are graded “1” through “4” and a specific allocation (as described below) for every loan that is graded “5” through “8”. Grades range from “excellent” loans graded a “1” to “loss” loans graded an “8”. Losses on loans are charged against and reduce the Allowance in the period in which such loans, or portions thereof, in our opinion, become uncollectible. Recoveries during the period are credited to the Allowance. Periodically, a provision for credit losses is charged to current income. This provision acts to replenish the Allowance and to maintain the Allowance at a level that management deems adequate.

General Allocation: All loans that are graded “1” through “4” are reviewed on a group basis, not on a loan by loan basis to determine a general allocation of dollars necessary to provide an adequate Allowance. Consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. In an economic downturn, such as the region has experienced since late 2007, management believes the Banks’ greatest exposure of risk is in the construction and land development loans. Management increased the loss reserve factor for the construction, land development and commercial real estate segments of the Bank’s general portfolio to correspond with the risk associated with this type of lending. A low, mid-point, and high range of exposure to loss in various loan types is determined on a quarterly basis.

Specific Allocations: The Bank specifically evaluates each of its Watch list loans for potential loss exposure. The Bank’s Watch list consists of all loans that are grade 5 (Watch), grade 6 (Substandard), grade 7 (Doubtful), and grade 8 (Loss). We use an analysis similar to the FAS 114 analysis to determine the specific amount that must be included in the Allowance for each loan on the Watch list that is grade 5. Management considers all grade 5 loans as potential problem loans. Grade 5 loans do not have specifically identified weaknesses and are not considered to be impaired for FAS 114 purposes. For instance, grade 5 loans may have a potential weakness because the loan belongs to a certain troubled industry, because the collateral is located in a troubled geographic location, or other potential weaknesses. At quarter end, management has identified $75.8 million in grade 5 credits or potential problem loans.

Grade 6, 7, and 8 loans have specifically identified weaknesses within the individual credit. Grade 6, 7, and 8 credits are considered to be impaired and the estimate of loss reserves on impaired loans is determined based on Financial Accounting Standard 114 (FAS 114). Management estimates the loss or valuation allowances on impaired loans based on one of the three measurement methods described in Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended,: (1) the loan’s observable fair price, (2) discounted cash flow analysis, or (3) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral. In some instances loans may be determined to be impaired, but not require a specific valuation allowance based upon management’s analysis of the collateral providing sufficient coverage for the loan.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

(dollars in thousands)	Six Months Ended	Year Ended
	June 30,	December 31,

	2008	2007

Balance at beginning of period	$10,975	$8,917

Provision for credit losses	4,900	3,600

Charge-offs:
Commercial	(530)	(568)
Real Estate Mortgage and Construction	(2,101)	(999)
Consumer	(29)	(54)

Total charge-offs	(2,660)	(1,621)

Recoveries:
Commercial	76	30
Real Estate Mortgage and Construction	77	37
Consumer	18	12

Total recoveries	171	79

Net charge-offs	(2,489)	(1,542)

Transfer to reserve for unfunded commitments	(119)	-

Balance at end of period	$13,267	$10,975
Gross loans	$818,032	$783,117
Average loans	$786,585	$746,498
Non-performing loans	$38,577	$3,117

Selected ratios:

Net charge-offs to average loans	0.32%	0.21%

Allowance for credit losses to average loans	1.69%	1.48%

Allowance for credit losses to loans outstanding at end of period	1.66%	1.43%

Allowance for credit losses to non-performing loans	34.41%	352.1%

We allocate the Allowance by assigning general percentages to our major loan categories (construction, commercial real estate, residential real estate, C&I and consumer), and assign specific percentages to each category of loans. We also make specific allocations on individual loans when factors are present requiring a greater reserve, typically the result of reviews of updated appraisals, or other collateral analysis.

The following table indicates management’s allocation of the allowance for credit losses among major loan categories:

	June 30,		December 31,
(dollars in	2008		2007
thousands)
	Amount	% of Total	Amount	% of Total
		Allowance		Allowance

Commercial	$1,189	8.9%	$1,085	9.9%
Real Estate
Commercial	6,655	50.2%	3,329	30.3%
Construction	5,196	39.2%	5,738	52.3%
Residential	185	1.4%	348	3.2%
Consumer	42	0.3%	45	0.4%
Unallocated	-	-	430	3.9%

Total	$13,267	100.0%	$10,975	100.0%

We consider many factors to determine the amount and allocation of the Allowance, centered in overall portfolio performance by loan category/type, local and national economic trends, and assessments of categories of collateral. This information is measured against the current allocation and our historical loss record for the previous seven-year period to aid in assessing the adequacy of the Allowance. We weight loan types for risk in the general portion of the reserve at a low, mid and high point based on perceived risk from past experience and from expected risk of loss. As previously discussed specifically identified credits and their specific allocation of the reserve are also included above in the total allowance.

Our grading system allows our loan portfolio, including real estate, to be ranked across four “pass” risk grades, i.e. 1 (Excellent) through 4 (Monitored). Generally, the real estate loan portfolio is graded either a 3, or 4, reflective of the overall quality of the existing portfolio, notwithstanding the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk.

For commercial banks, the Commercial and Industrial (C&I) loans that are not secured by real estate have historically represented the highest risk category based on our past experience. This portfolio made up approximately 9.8% of our total loans as of June 30, 2008. While the majority of our historical loan charge-offs have occurred in this portfolio, we believe the current Allowance allocation is adequate.

Our commercial real estate loans are a mixture of new and seasoned properties, generally retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan-to-value ratio of up to 80% with a minimum debt coverage ratio of 1.20:1.

Our construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks generally encountered with construction loans. We also finance contractors who construct homes or commercial properties that are not pre-sold. These construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the construction on time and within budget and then to generate cash to service the loan by selling or leasing the project. The value of the collateral depends on project completion when market conditions may have changed. Given the decline in the economic conditions as well as the downturn in the real estate market, management elected to increase the risk factor for residential construction and land development loans to more closely mirror the current risk environment.

We have been engaged in an ongoing and active initiative to ensure we are compliant with both the spirit and letter of the commercial real estate guidelines promulgated by the regulatory agencies. Our practices include active and ongoing senior management involvement, including informed oversight by the Board of Directors.

Deposits

Total deposits were $916.6 million at June 30, 2008 compared to $837.1 million at December 31, 2007. The balance of our public funds deposits decreased by $15.8 million in the first six months of 2008 from $179.0 million at December 31, 2007 to $163.2 million at June 30, 2008. Brokered deposits increased by $132.4 million and retail deposits decreased by $37.1 million for the same time period.

The following table presents average balances not total balances as discussed above. Our average balances of deposits and average interest rates paid for the periods indicated are summarized in the following table.

		June 30, 2008			December 30, 2007
(dollars in thousands)	Average	% of	Weighted	Average	% of	Weighted
	Balance	Total	Average Rate	Balance	Total	Average Rate

Non-interest checking	$ 104,727	12.4%	-	$ 104,287	12.7%	-
NOW and MMDA	353,593	41.4%	1.87%	323,838	39.6%	3.51%
Savings accounts	23,448	2.7%	0.22%	22,900	2.8%	0.34%
Time deposits	371,383	43.5%	3.39%	367,273	44.9%	4.87%

Total	$ 853,151	100.0%		$ 818,298	100.0%

The following table shows the maturities of our time deposits:

		June 30, 2008
(dollars in thousands)	Under	$100,000
	$100,000	and over	Total

0-90 days	$ 43,544	$ 152,400	$ 195,944
91-180 days	20,131	64,143	84,274
181-365 days	34,183	62,799	96,982
Over 1 year	18,590	33,365	51,955

	$ 116,448	$ 312,707	$ 429,155

Borrowings and Repurchase Agreements

Short term borrowings decreased $30.1 million, or 17.3%, to $143.9 million in the six months ended June 30, 2008 compared to $174.0 million at December 31, 2007. Short-term borrowings represent Federal Funds Purchased, borrowings from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, all of which are normally maturing within one year.

The following table sets forth information concerning short-term borrowings at the periods indicated:

	June 30, 2008	December 31, 2007

Average balance during period	$ 167,037	$ 122,698
Average interest rate during period	3.25%	4.62%
Maximum month-end balance during the year	247,393	175,922
Weighted average rate at period end	3.13%	4.58%
Balance at period end	$ 143,911	$ 174,040

Contractual Obligations and Off-Balance Sheet Arrangements

Long-term borrowings include junior subordinated debentures. The following tables show the long-term borrowings and contractual obligations as of June 30, 2008:

			June 30, 2008
(dollars in thousands)			Payments Due by Period
	Less Than	After One	After Three	More Than
Contractual Obligations	One Year	But Within	But Within	Five	Total
		Three Years	Five Years	Years

Federal funds purchased	$ 34,715	$ -	$ -	$ -	$ 34,715
Demand note issued to US Treasury	25,089	-	-	-	25,089
FHLB overnight borrowings	67,067	-	-	-	67,067
FHLB Term Advances	-	-	40,000	10,000	50,000
Overnight repurchase agreements with customers	17,040	-	-	-	17,040
Junior subordinated debentures (at fair value)	-	-	-	21,154	21,154
Premise leases	846	1,698	1,725	8,135	12,404

Total contractual obligations	$144,757	$ 1,698	$ 41,725	$ 39,289	$ 227,469

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments include unfunded commitments to extend credit and standby letters of credit. The following table summarizes our commitments at the periods indicated:

(dollars in thousands)	June 30,	December 31,
	2008	2007

Unfunded commitments to extend credit
Real estate secured	$ 89,479	$ 135,545
Credit card lines	2,857	3,018
Other	67,389	61,258

Total commitments to extend credit	$ 159,725	$ 199,821

Standby letters of credit	$ 2,020	$ 1,953

Capital

Current risk-based regulatory capital standards require banks and bank holding companies to maintain a minimum ratio of “core” or “Tier I” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for credit losses and preferred stock) to risk-weighted assets of at least 8% to be adequately capitalized. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

Regulatory Requirements
(Greater than or equal to
	stated percentage)		Actual at June 30, 2008

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	7.67%	7.76%
Tier 1 risk-based capital	4.00%	6.00%	8.94%	9.04%
Total risk-based capital	8.00%	10.00%	10.20%	10.29%

Regulatory Requirements
(Greater than or equal to
	stated percentage)		Actual at December 31, 2007

	Adequately			Venture Financial
	Capitalized	Well Capitalized	Venture Bank	Group, Inc.

Tier 1 leverage capital ratio	4.00%	5.00%	8.18%	8.37%
Tier 1 risk-based capital	4.00%	6.00%	9.15%	9.34%
Total risk-based capital	8.00%	10.00%	10.31%	10.50%

We were well capitalized at both Venture Bank and Venture Financial Group, Inc. at June 30, 2008 and December 31, 2007 for federal regulatory purposes.

In order to manage our capital position more efficiently, we have formed statutory trusts for the sole purpose of issuing trust preferred securities. We had junior subordinated debentures with a fair value of $21.2 million at June 30, 2008 and carrying value of $21.8 million at December 31, 2007. At June 30, 2008, 100% of the total issued amount, had interest rates that were adjustable on a quarterly basis based on a spread over LIBOR. In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which re-prices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

In April 2003, we raised $6.2 million (FCFG Capital Trust II) through a participation in a pooled junior subordinated debentures offering. The floating rate junior subordinated debentures issued by FCFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 325 basis points per annum on the outstanding balance. The stated maturity date of this issuance is October 2033, and the debentures may be prepaid without penalty. The majority of these funds were utilized for the purchase of Harbor Bank in 2002 and to repurchase our common stock. In December 2003, Washington Commercial Bancorp raised $3.1 million (Washington Commercial Statutory Trust I) through its participation in a pooled junior subordinated debentures offering. The floating rate junior subordinated debentures issued by Washington Commercial Statutory Trust I accrue interest at a variable rate of interest, calculated quarterly at LIBOR plus 285 basis points per annum on the outstanding balance. The stated maturity date of this issuance is December 2033, and these debentures may be prepaid without penalty beginning December 2008. We acquired the Washington Commercial Bancorp junior subordinated debentures upon completion of our merger.

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

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity is generated from both internal and external sources. Internal sources are those assets that can be converted to cash with little or no risk of loss. In this turbulent market environment where credit spreads are abnormally wide, assets may be difficult to convert to cash with or without a loss. Internal sources include overnight investments in interest bearing deposits in banks, federal funds sold and all or a portion of available for sale investment securities.

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our anticipated cash flow needs for loan funding and deposit withdrawals.

At June 30, 2008, cash and cash equivalents, federal funds sold and all securities available for sale totaled $295.4 million of which $278.3 million was pledged. The securities are pledged at more than 100% of the borrowing that is being secured so that liquidation of the borrowing creates excess securities. External sources refer to the ability to access new deposits, new borrowings and capital and include increasing savings and demand deposits, certificates of deposit, federal funds purchased, re-purchase agreements, short and long term debt, and the issuance of capital and debt securities. At June 30, 2008 short and long term borrowing lines of credit totaled $265.9 million. These credit facilities are being used regularly as a source of funds. At June 30, 2008, $176.9 million was borrowed against these lines of credit in the form of short and long term debt.

We will manage our liquidity by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities or borrowing from our correspondent banks as well as the Federal Home Loan Bank, or other borrowing sources. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment or loan sales if the need arises. Future sources of liquidity, if necessary, to fund our future growth could be the issuance of capital instruments such as preferred stock, additional common stock and trust preferred securities.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase of securities. Gross loans including loans held for sale were $818.0 million as of June 30, 2008 and $783.1 million for the year ended December 31, 2007. Investment securities were $278.3 million at June 30, 2008 and $280.1 million at December 31, 2007. At June 30, 2008 we had outstanding loan commitments of $159.7 million and outstanding letters of credit of $2.0 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted by an increase in deposit levels of $79.5 million for the six months ended June 30, 2008. For the twelve months ended December 31, 2007 total deposits increased by $65.9 million.

Management believes that the Company's liquidity position at June 30, 2008 was adequate to fund ongoing operations.

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

Item 4T Controls and Procedures Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information VFG must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported on a timely basis. The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that VFG’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information required to be disclosed by VFG reports that it files or submits under the Exchange Act

Changes in Internal Controls

In the second quarter ended June 30, 2008, the Company did not make any change in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected, or is reasonably likely to materially affect the internal controls over the financial reporting. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

					Total number of shares
					purchased as part of
					publicly announced plans	Maximum number of
		Total number of shares	Average price paid per		or programs	shares that may yet be
	Period	purchased	share			purchased

	Month #1
	April 1, 2008 through
	April 30, 2008	- -	- -		- -	200,000

	Month #2
	May 1, 2008 through
	May 31, 2008	- -	- -		- -	200,000

	Month #3
	June 1, 2008 through
	June 30, 2008	- -	- -		- -	200,000

	Date repurchase authorized	Date publicly announced		# of shares authorized	Expiration Date

	February 19, 2003	March 5, 2003		131,370	August 19, 2004
	September 18, 2003	September 24, 2003		56,130	December 18, 2004
	October 15, 2003	October 17, 2003		225,000	April 15, 2005
	June 16, 2004	June 22, 2004		200,000	December 31, 2005
	November 15, 2005	February 27, 2006		200,000	May 15, 2007
	August 29, 2007	September 5, 2007		200,000	February 29, 2009

Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of shareholders on May 13, 2008 at the Lacey Community Center, 6729 Pacific Avenue SE, Lacey, Washington.

(b)	At the annual meeting three directors were elected at the meeting-- James F. Arneson, Lowell (Sonny) E. Bridges, and Linda E. Buckner. The following directors’ terms of office continued following the meeting: Jewell C. Manspeaker, Patrick L. Martin, Ken F. Parsons, Sr., Keith W.

Brewe, A. Richard Panowicz, and Larry J. Schorno.

(c)	The only matters voted upon at the annual meeting were the election of three directors to three year terms and amendments to the 2004 Stock Incentive Plan to increase the number of shares available for grant under the Plan by 500,000 shares and to increase the number of shares that may be granted to an existing or newly hired employee or existing or newly appointed Director in any calendar year from 10,000 to 15,000..

                    The following table indicates the votes for and votes withheld for each of the three nominees:

	VOTES FOR	VOTES WITHHELD
James F. Arneson	5,482,935	36,570
Lowell (Sonny) E. Bridges	5,449,548	69,957
Linda E. Buckner	5,467,249	52,256

                    There were 4,841,433 votes for the amendments to the 2004 Stock Incentive Plan, 315,829 votes against and 362,243 abstentions.

Item 6          Exhibits

The following is a list of exhibits to this Form 10-Q and constitutes the EXHIBIT INDEX:

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed May 16, 2005.

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2007, SEC Accession No. 0000896595-07-000295)

31.1	Certifications of the Chief Executive Officer.

31.2	Certifications of the Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC.

(Registrant)

Date: August 14, 2008	By:	/s/ Ken F. Parsons, Sr.
Ken F. Parsons, Sr.
Chief Executive Officer and Chairman of the Board

By:	/s/ Sandra L. Sager
Sandra L. Sager, CPA
EVP, Chief Financial Officer