Form 10-Q
period 2008-09-30
VENTURE FINANCIAL GROUP INC
filed 2008-11-19
CIK 892449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ____                   Accelerated filer ____                          Non-accelerated filer     X                          Smaller reporting company  ____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ___Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Outstanding at November 19, 2008
Common Stock	7,385,687

	Venture Financial Group, Inc.
	Table of Contents

PART I - FINANCIAL INFORMATION		Page
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity and
	Comprehensive Income (Loss) (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6 & 7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4T	Controls and Procedures	36
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	36
Item 1A	Risk Factors	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6	Exhibits	38
SIGNATURES		39

Item 1. Financial Statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

ASSETS
	September 30,	December 31,
	2008	2007

Cash and due from banks	$ 19,372	$ 17,719
Interest bearing deposits in other banks	6	6

Total cash and cash equivalents	19,378	17,725

Federal funds sold	18,230	-
Securities available-for-sale, at fair value	228,860	280,177
Securities held-to-maturity, at cost	-	16,800
Investment in trusts	682	682
FHLB Stock and TIB Stock	7,166	4,590
Loans held-for-sale	10,545	17,389

Loans	781,745	765,728
Allowance for credit losses	(19,170)	(10,975)

Net loans	762,575	754,753

Premises and equipment, net of accumulated depreciation	34,146	33,337
Foreclosed real estate	3,858	68
Accrued interest receivable	3,806	4,862
Cash surrender value of bank owned life insurance	21,096	20,344
Goodwill	24,202	24,202
Other intangible assets	463	678
Deferred tax asset	27,964	6,568
Other assets	4,962	1,068

Total assets	$ 1,167,933	$ 1,183,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing checking	$ 102,856	$ 103,721
NOW, Savings and MMDA	257,057	379,629
Time certificates of deposit	639,114	353,774

Total deposits	999,027	837,124

Securities sold under agreements to repurchase	22,787	28,282
Other borrowings	58,060	195,758
Junior subordinated debentures, at fair value	19,736	21,766
Accrued interest payable	1,704	1,990
Other liabilities	6,949	9,566

Total liabilities	1,108,263	1,094,486

SHAREHOLDERS' EQUITY
Common stock (no par value); 30,000,000 shares authorized, shares issued and outstanding: September 30, 2008 – 7,385,687
December 31, 2007 -7,221,787	38,537	36,507
Retained earnings	33,911	58,798
Accumulated other comprehensive loss	(12,778)	(6,548)

Total shareholders' equity	59,670	88,757

Total liabilities and shareholders' equity	$ 1,167,933	$ 1,183,243

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2008	2007	2008	2007
INTEREST INCOME
Loans	$13,554	$16,772	$41,901	$49,139
Federal funds sold and deposits in banks	9	38	18	92
Investment securities
Taxable	3,894	3,855	13,780	9,224
Non-taxable	67	164	275	512
Total interest income	17,524	20,829	55,974	58,967

INTEREST EXPENSE
Deposits	5,943	8,552	18,367	23,499
Federal funds purchased	66	16	425	18
Securities sold under agreement to repurchase	73	386	477	1,216
Other borrowings	943	1,198	3,673	3,256
Junior subordinated debentures	387	433	1,166	1,433
Total interest expense	7,412	10,585	24,108	29,422

Net interest income	10,112	10,244	31,866	29,545

PROVISION FOR CREDIT LOSSES	10,378	375	15,278	1,125
Net interest income(loss) after provision for credit	(266)	9,869	16,588	28,420
losses

NON-INTEREST INCOME
Service charges on deposit accounts	1,101	1,040	3,204	2,995
Origination fees and net gains on sales of loans	1,059	376	3,511	1,241
Gain (loss) on sale of securities	(489)	-	290	139
Change in market value of junior subordinated debentures	1,417	821	2,030	1,029
Other non-interest income	879	873	2,397	2,536
Total non-interest income	3,967	3,110	11,432	7,940

NON-INTEREST EXPENSES
Salaries and employee benefits	2,729	4,444	12,424	12,238
Occupancy and equipment	1,393	1,253	4,142	3,545
Amortization of intangible assets	72	72	215	215
Impairment loss on securities	40,132	-	40,132	-
Other non-interest expenses	2,385	2,448	7,012	6,526
Total non-interest expenses	46,711	8,217	63,925	22,524

Income (loss) before provision for income taxes	(43,010)	4,762	(35,905)	13,836

PROVISION FOR INCOME TAXES (BENEFITS)	(15,270)	1,565	(13,100)	4,275

NET INCOME (LOSS)	$(27,740)	$ 3,197	$(22,805)	$ 9,561

EARNINGS (LOSS) PER SHARE
Basic	$ (3.83)	$ 0.45	$ (3.15)	$ 1.34
Diluted	$ (3.83)	$ 0.44	$ (3.15)	$ 1.31
Weighted average shares outstanding, basic	7,286,903	7,161,814	7,242,821	7,158,156
Weighted average shares outstanding, diluted	7,286,903	7,283,901	7,242,821	7,284,476

See notes to condensed consolidated financial statements

     VENTURE FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007 (Dollars in thousands)

				Accumulated Other	Advance
	Number of	Common	Retained Earnings	Comprehensive	To	Total
	Shares	Stock		Income (Loss)	KSOP/ESOP
Balance, December 31, 2006	7,186,349	$ 35,559	$ 49,841	$ 466	$ (634)	$ 85,232
Comprehensive Income
Net Income	-	-	9,561	-	-	9,561
Other comprehensive income, net of tax
Change in fair value of securities available for sale, net of tax
benefit of $(2,808)	-	-	-	(5,033)	-	(5,033)
Less adjustment for gains on sales of securities included in net income	-	-	-	(90)	-	(90)
net of tax expense of $49
Comprehensive Income						4,438
Stock options exercised	44,221	487	-	-	-	487
Stock issued for purchase of WAM	1,612	35	-	-	-	35
Common Stock repurchased	(17,945)	(391)				(391)
Compensation expense for stock options	-	248	-	-	-	248
Cash dividends ($0.245 per share)	-	-	(1,761)	-	-	(1,761)
Fair value adjustment of junior subordinated debentures, net of tax	-	-	(428)	-	-	(428)
Excess tax benefit from share-based payment arrangements	-	92	-	-	-	92
Compensation expense for unallocated ESOP shares committed to be
released	-	13	-	-	-	13
Compensation expense for restricted stock awards	-	25	-	-	-	25
Balance, September 30, 2007	7,214,237	$ 36,068	$ 57,213	$ (4,657)	$ (634)	$ 87,990

Balance, December 31, 2007	7,221,787	$ 36,507	$ 58,798	$ (6,548)	$ -	$ 88,757
Comprehensive Income (loss)
Net Income (loss)	-	-	(22,805)	-	-	(22,805)
Other comprehensive income (loss), net of tax
Increase in unrealized loss on securities available-for-sale, net of
tax benefit of $17,473	-	-	-	(32,449)	-	(32,449)
Less reclassification adjustment for gains on sales of securities
included in net income, net of tax expense of $101	-	-	-	(189)	-	(189)
Plus reclassification adjustment for impairment loss on securities
included in net income, net of tax benefit of $14,046				26,086		26,086
Change in fair value of swap, net of tax of expense of $174	-	-	-	322	-	322
Comprehensive Loss						(29,035)
Stock options exercised	3,900	57	-	-	-	57
Cumulative effect adjustment for change in accounting principal for
split dollar liability	-	-	(240)	-	-	(240)
Reversal of compensation expense for stock options	-	(127)	-	-	-	(127)
Compensation expense for restricted stock awards	-	20	-	-	-	20
Proceeds from issuance of common stock	160,000	2,080				2,080
Cash dividends ($0.26 per share)	-	-	(1,842)	-	-	(1,842)
Balance, September 30, 2008	7,385,687	$ 38,537	$ 33,911	$ (12,778)	$ -	$ 59,670
See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 For the Nine Months Ended September 30, 2008 and 2007 (Dollars in thousands)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (22,805)	$ 9,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	15,278	1,125
Depreciation and amortization	1,669	1,376
Increase in cash value of life insurance	(626)	(700)
Compensation expense for stock options, net	(127)	248
Compensation expense for unallocated ESOP shares	-	13
Restricted stock award compensation	20	25
Impairment loss on securities	40,132	-
Excess tax benefit from share-based payment arrangements	-	(92)
Gain on sale of securities	(290)	(139)
Change in market value of junior subordinated debentures	(2,030)	(1,029)
Change in deferred tax asset	(21,396)	(4,294)
Other	(1,464)	1,379
Origination of loans held-for-sale	(163,375)	(66,607)
Proceeds from sales of loans held-for-sale	173,727	68,312
Origination fees and gains on sales of loans	(3,511)	(1,241)

Net cash from operating activities	$ 15,202	$ 7,937

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(18,230)	6,790
Activity in securities available-for-sale
Maturities, prepayments and calls	16,221	14,754
Sales	71,015	42,532
Purchases	(88,700)	(172,512)
Activity in securities held-to-maturity
Maturities	500	-
Sales	16,802	-
Purchases	(489)	(10,000)
Net increase in loans	(27,059)	(40,888)
Purchase of bank owned life insurance policies	(126)	(1,900)
Proceeds from sales of premises and equipment	-	4
Additions to premises and equipment	(2,489)	(4,929)

Net cash used in investing activities	$ (32,555)	$ (166,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	161,903	83,437
Net decrease in short-term repurchase agreements	(5,495)	(2,147)
Net increase (decrease) in short-term borrowings	(137,697)	59,667
Net increase (decrease) in long-term debt	-	20,000
Stock issued for purchase of WAM	-	35
Proceeds from exercise of stock options	57	487
Proceeds from issuance of common stock	2,080	-
Repurchase of common stock	-	(391)
Excess tax benefits from share-based payment arrangements	-	92
Payment of cash dividends	(1,842)	(1,761)

Net cash from financing activities	$ 19,006	$ 159,419

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 For the Nine Months Ended September 30, 2008 and 2007 (Dollars in thousands)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 1,653	$ 1,207

CASH AND CASH EQUIVALENTS
Beginning of period	17,725	17,754

End of period	$ 19,378	$ 18,961

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$ 24,394	$ 29,402
Cash paid for income taxes	$ 4,585	$ 5,482

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment of securities available for sale, net of tax	$ (32,449)	$ (5,123)
Cumulative effect of early adoption of SFAS 159	$ -	$ (428)
Cumulative effect of split dollar liability	$ (240)	$ -

See notes to condensed consolidated financial statements

VENTURE FINANCIAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, adjustments considered necessary for a fair presentation (consisting of normally recurring accruals) have been included. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including notes thereto, included in Venture Financial Group, Inc.’s (the Company or VFG) 2007 Annual Report to Shareholders. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008.

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

Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2. Share-Based Compensation

On September 30, 2008 the Company had one active share-based compensation plan which is described below. The Company also has various incentive stock option plans, with shares outstanding, which are further disclosed in Note 15 to the annual report and Form-10K as of December 31, 2007. On September 29, 2008 executive officers and directors as well as a portion of the management team elected to forfeit their unvested outstanding options to reduce expenses on behalf of the Company. The pro-rata compensation cost of the unvested shares outstanding was reversed to reflect the portion of the shares that had not reached the annual anniversary vesting date that had previously been charged to income. This resulted in a reversal in the amount of $392 thousand and an offsetting income tax effect of $127 thousand. The effect of this forfeiture resulted in a net credit to share based compensation expense year-to-date in 2008 in the amount of $108 thousand. The total income tax benefit recognized in the statement of operations for share-based compensation cost for the same period ended September 30, 2008 is $38 thousand.

The Company’s Stock Incentive Plan (“2004 Plan”), which is shareholder approved, permits the grant of share-based awards to its employees and directors for up to 300,000 shares of common stock. The shareholders approved at the 2008 annual shareholder meeting to increase the number of shares available under the Plan by 500,000. At September 30, 2008, 288,850 option shares and 5,750 restricted stock award shares have been granted under the Plan since plan inception. At September 30, 2008, 198,500 option shares and 750 restricted option shares previously granted under the 2004 Plan since Plan inception were forfeited and returned to the Plan and are available for future grants. Under the 2004 Plan, 704,650 shares remain available for grant. It is the Company’s policy to issue authorized but unissued shares of common stock upon stock option exercises or restricted stock awards. The Company may, as part of its repurchase program purchase shares that have been listed for sale that may have been acquired through the 2004 share-based award plan or previous plans.

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

Options granted by the Company during 2008 are 20% vested on each of the five subsequent anniversaries of the grant date. Stock option and per share amounts for current and prior periods have been adjusted to reflect the effect of stock splits. Management’s estimate of future forfeitures, after reviewing historical trends is based on future forfeiture expectations, excluding the September 29, 2008 election of management to forfeit the unvested options outstanding.

A summary of option activity under the Plan as of September 30, 2008, and changes for the nine months ended is presented below:

					Weighted
				Weighted	Average	Aggregate
				Average	Remaining	Intrinsic
	Director	Employee	Total	Exercise	Contractual	Value
Options	Shares	Shares	Shares	Price	Term	(000’s)

Exercisable at January 1, 2008	24,773	159,844	184,617	$11.14	4.14 years	$859

Outstanding at January 1, 2008	49,633	317,984	367,617	$15.56	6.10 years	$871
Granted	16,100	82,200	98,300	$19.10
Exercised	(1,200)	(2,700)	(3,900)	$14.63
Forfeited or expired	(32,790)	(166,110)	(198,900)	$19.40

Outstanding at September 30, 2008	31,743	231,374	263,117	$13.61	4.79 years	$ 647

Exercisable at September 30, 2008	31,743	200,054	231,797	$12.74	4.27 years	$ 647

The total intrinsic value at September 30, 2008 of options exercised during the third quarter 2008 was $15 thousand. The intrinsic value represents the fair market value of the shares at exercise of $72 thousand (where fair market value is the prior month weighted average price) less the cost to the recipient to exercise which was $57 thousand. The tax benefits created by these exercises are allocated to common stock and goodwill depending on the source of those options and prior accounting for those options. Fair market value for options exercised is calculated differently than for options outstanding and exercisable. The fair market value is the weighted average share price in the previous month of the exercise for timely tax and compensation calculations. The unrecognized compensation cost outstanding is $82 thousand as of September 30, 2008.

The following summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.00 and under	30,704	3.21	$ 6.74	30,704	$ 6.74
$7.01 to $10.00	82,598	1.75	$ 8.92	82,598	$ 8.92
$10.01 to $15.00	38,435	5.44	$13.44	38,435	$13.44
$15.01 to $19.00	27,900	5.16	$15.33	27,000	$15.33
$19.01 to $21.00	56,530	7.65	$19.52	36,710	$19.63
$21.01 to $25.00	26,950	8.61	$21.91	16,350	$21.87

	263,117	4.79	$13.61	231,797	$12.74

A summary of the status of the Company’s non-vested shares as of September 30, 2008 and changes for the quarter ended is presented below:

				Weighted
				Average
	Director	Employee	Total	Grant Date
Non-vested Shares	Shares	Shares	Shares	Fair Value

Non-vested at January 1, 2008	24,860	158,140	183,000	$5.80
Granted	16,100	82,200	98,300	$4.56
Vested	8,170	44,930	53,100	$5.25
Forfeited	32,790	164,090	196,880	$5.39

Non-vested at September 30, 2008	-	31,320	31,320	$5.42

Compensation expense for restricted stock is measured based upon the number of shares granted and the stock price at the grant date. Accordingly, $20 thousand of compensation expense has been recognized in the condensed consolidated financial statements for employee restricted stock arrangements for the nine months ended September 30, 2008. Unrecognized compensation costs for restricted stock is $24 thousand as of September 30, 2008. Compensation expense is measured at the grant date of the award at fair value and adjusted to reflect actual forfeitures and the outcome of certain conditions.

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

No participant of the Supplemental Executive Retirement Plan has accrued any benefits since December 31, 2006 and is not expected to accrue any additional benefits in the foreseeable future. As a consequence, the Plan is now a frozen defined benefit plan effective December 31, 2006 and $854 thousand in previously recognized unfunded obligations have been reversed in the current period.

4. Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share assume all dilutive stock options and restricted stock outstanding are issued such that their dilutive effect is maximized unless the effect is antidilutive. For the three and nine months ended September 30, 2007, unallocated shares of the ESOP are excluded from the weighted average common shares outstanding to the extent they have not been legally released. The restricted share awards are excluded from the weighted average common shares outstanding in the calculation of basic earnings (loss) per share to the extent they have not been vested or earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic earning (loss) per share computation	$ (27,740)	$ 3,197	$ (22,805)	$ 9,561
Numerator - Net Income (loss) (in thousands)
Denominator - Weighted Average	7,286,903	7,161,814	7,242,821	7,158,156
common shares outstanding
Basic earning (loss) per share	$ (3.83)	$ .45	$ (3.15)	$ 1.34

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Diluted earning (loss) per share computation	$ (27,740)	$ 3,197	$ (22,805)	$ 9,561
Numerator - Net Income (loss) (in thousands)
Denominator - Weighted average	7,286,903	7,161,814	7,242,821	7,158,156
common shares outstanding
Effect of dilutive stock options (1)	-	122,087	-	126,320
Weighted average common shares	7,286,903	7,283,901	7,242,821	7,284,476
and common stock equivalents
Diluted earning (loss) per share	$ (3.83)	$ .44	$ (3.15)	$ 1.31
(1) Common stock equivalents were excluded from the per
share calculation due to a net loss for the period.

5. Cash Dividends

On July 16, 2008, the Board of Directors declared the thirty eighth consecutive quarterly cash dividend, paid on August 8, 2008. The dividend of eight and a half cents per share was paid to all shareholders of record as of July 28, 2008. Subsequent to this dividend, the Board of Directors has suspended future dividends to shareholders’ in order to conserve capital.

6. Recent Accounting Pronouncements

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008, did not have a material impact on our consolidated financial statements.

7. Fair Value

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. Without early adoption, the Company would be required to adopt SFAS 157 effective January 1, 2008. Both standards address aspects of the expanding application of fair value accounting.

Early adoption provided a one-time opportunity to treat the economic impact of moving to fair value treatment as a cumulative effect to capital rather than to the income statement. The Company has the opportunity to refinance or prepay without penalty the junior subordinated debentures issued by FCFG Capital Trust II and will have the opportunity to prepay without penalty the junior subordinated debentures issued by WCB Capital Trust I in December 2008. Because the Company anticipated fair value treatment for the reissued debentures on an item-by-item basis, the Company decided to take advantage of the one-time opportunity made available under the standard with early adoption. As a result of the early adoption of SFAS 159 the Company recorded a cumulative effect adjustment of $428 thousand net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007. The fair value option of the junior subordinated debentures accounted for $222 thousand of the $428 thousand change and the write off of the prepaid fees associated with the junior subordinated debentures to retained earnings accounted for remaining $206 thousand. In the first nine months of 2008 and 2007, the Company recognized other operating income totaling $2.0 million and $1.0 thousand, respectively associated with the change in fair value of the junior subordinated debentures. Since the Company’s adoption of FASB 157 at January 1, 2007, total income recorded through June 30, 2008 was $3.3 million.

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the period ended September 30, 2008.

(dollars in thousands)	Carrying Value of	Fair Value	Carrying Value of	Other non-	Total changes in fair
	Instrument at	Measurements at	Instrument at	interest (income)	value included in
	January 1, 2008	September 30, 2008	September 30,	expense	current period results
		using significant	2008		of operations
		other observable
		inputs (Level 2)

Liabilities

FCFG Capital Trust II1	$ 6,187	$(1)	$ 6,186	$(1)	$(1)
WCB Capital Trust [2]	3,083	(18)	3,065	(18)	(18)
VFG Capital Trust I	12,496	(2,011)	10,485	(2011)	(2,011)

Total	$21,766	$(2,030)	$19,736	$(2,030)	$(2,030)

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring and nonrecurring basis: Investment securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. If quoted market prices are not available, fair value measurement is based on an independent grid pricing model for identical or similar assets which may at times include quoted prices. Securities include private collateralized mortgage obligations, private mortgage-backed securities, government mortgage-backed securities, municipal securities, asset-backed securities, corporate securities and other equity securities.

The Company also utilizes an independent third party valuation service for our trust preferred securities. If there are no similar assets or less transparency around inputs to the valuation, securities would be classified within Level 3 of the valuation hierarchy. The Company reviews investment securities for the presence of other-than-temporary impairment (OTTI), taking into consideration current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, the Company’s ability and intent to hold investment until a recovery of fair value, which maybe maturity as well as other factors.

The Company has in its available for sale portfolio two investments in trust preferred pooled securities. These are pools of trust preferred securities (“TPS”) issued by a number of U.S. banks and a few insurance companies. Corporate pooled TPS have exposure to financial institutions which may have been severely impacted by the significantly stressed markets.

There are forty-six issuers in one of the trust preferred pooled securities, and fifty-two issuers in the other. No issuer in either of the two trust preferred pooled securities has issued more than 3.5 percent of the aggregate amount of the pool. Four of the forty-six pooled issuers for one security and five of the fifty-two pooled issuers for the other have invoked their original contractual right to defer interest payments. There has been one bank, Indy Mac, that has defaulted in each security pool. However, the tranche of the securities held by the Company continues to pay as agreed. The Company has received 100% of all contractual payments since inception. The Company’s cash analysis shows that the present value of the currently projected remaining cash flows is not less than the present value of the remaining previously projected cash flows. On August 14, 2008 Fitch and Moody’s rated these securities. Fitch rated them investment grade and Moody’s rated them below investment grade. The Company has not incurred any loss on either security and the Company has the ability and intent to continue to hold them until a recovery of fair value, which may be until maturity. Accordingly, the Company believes the impairment loss is temporary.

The Company has calculated fair value using SFAS 157 Level 3 inputs because the pooled TPS have been thinly traded and do not represent the prices at which market participants would be expected to transact. In addition, any trades in the pooled TPS that have taken place all appear to be at distressed prices. Instead, the Company compiled a list of other traded TPS that had similar characteristics to its pooled TPS; the Company found 34 TPS. The majority of the 34 TPS are comprised of large bank, single issuer securities. The Company aggregated the list of 34 TPS and the median price was approximately 77% of par value and the average price was approximately 75% of par value. Since the key difference of the Company’s pooled TPS and the list of 34 other TPS was size and pooled versus single issuer, the Company elected to adjust for size in order to effectively simulate its pooled TPS. The average price after adjusting for size was approximately 85% of par value. Size was adjusted for by considering the small composite levered raw beta as derived from Morningstar’s Cost of Capital Yearbook for Standard Industrial Classification (SIC) 602. Morningstar’s Cost of Capital Yearbook for SIC 602 contains cost of capital information for commercial banks based on capitalization weighted averages of peer group (i.e. small composite peer group) betas of the companies that make up the composite. The adjustment to the average price was based on the ratio of the small composite levered raw beta to the large composite levered raw beta. Using Morningstar’s levered raw beta numbers allowed the Company to estimate the pricing adjustment that could be expected for a similar group of 34 TPS issued by smaller institutions. Performing the adjustment for size allowed the Company to create a simulated pooled TPS. The resultant range of pricing was 75% to 85% of par value. After considering all of the above information, the Company arrived at a fair value for these securities at approximately 75% of par value.

The Company’s investments in Fannie Mae and Freddie Mac perpetual preferred stock were considered impaired due to the decline in market value of the shares in connection with the federal government’s takeover of Fannie Mae and Freddie Mac in September 2008, along with the elimination of dividends on these shares. At September 30, 2008, the fair value of the securities was $2.2 million, and the Company has written down the security through an other-than-temporary impairment charge of $40.1 million which is reflected within noninterest expenses for the quarter and nine months ended September 30, 2008. Junior subordinated debentures at fair value: Junior subordinated debentures are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices based on similar liabilities in active markets or similar liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means. The debentures are a floating rate instrument, tied directly to LIBOR whose changes in values are influenced by changes in the credit spreads of such instruments. The spreads are determined by a third party vendor who utilizes comparable market spreads for similar bank debt.

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

Assets and liabilities measured at fair value on a recurring (available-for-sale securities, derivatives, junior subordinated debt) and non recurring (impaired loans) basis as of September 30, 2008.

	Quote Prices in		Significant
	Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008

Financial Assets and Liabilities
Securities available-for-sale		$196,797	$32,063	$228,860
Junior subordinated debentures at fair value		19,736		19,736

Impaired loans			57,292	57,292

Derivative contract held for purposes other
than trading		(495)		(495)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2008.

(dollars in thousands)	Securities	Impaired	Total
	Available for Sale	Loans

Balance at January 1, 2008	$ -	$ -	$ -
Total gains or losses (realized or unrealized) for the nine months ended included in:
Net income	-	-	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	$32,063	$57,292	$89,355
Balance at September 30, 2008	$32,063	$57,292	$89,355

8. Derivative Instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility. This interest rate risk management strategy involves the use of interest rate floors, caps and swaps. During the first quarter of 2008, the Company entered into a two-year interest rate swap on $100 million notional value of its prime-based loan portfolio with a maturity date of March 27, 2010. The Company receives 5.25% and we pay Prime. When executed in the first quarter of 2008, the Company recorded an asset of $312 thousand representing the fair value of the swap at the time of purchase. In the third quarter of 2008 the Company recorded an asset of $495 thousand representing the fair value of the swap as of September 30, 2008. The Company has designated this agreement as a cash flow swap pursuant to SFAS No. 133. Accordingly, the change in the fair value of the instrument related to the swap’s intrinsic value, or approximately $322 thousand, net of tax, is recorded as a gain component of other comprehensive income (OCI) in the consolidated statement of changes in shareholders’ equity.

9. Investment Portfolio

The carrying value of our investment securities at September 30, 2008 totaled $239.5 million compared to $297.0 million at December 31, 2007. We purchased $89.3 million in securities in the first nine months of 2008, which was offset by maturities, principal pay downs, impairment charge and sales totaling $144.7 million. The risk weighting of securities are considered in purchase decisions to maximize the utilization of capital.

The recorded amounts of investment securities that are in a loss position held by us and their fair value at the dates indicated are set forth in the following table:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)		Losses	Losses
	Amortized	Less Than	Greater Than	Fair
	Cost	12 Months	12 Months	Value

September 30, 2008
Securities Available-for-sale
Mortgage-backed securities	$ 75,520	$ (2,479)	$ -	$ 73,041
Municipal securities	5,731	(437)	(398)	4,896
Asset-backed securities	103,156	(5,293)	(11,613)	86,250
Corporate securities	940	(610)	-	330
Equity securities	1,135	(194)	-	941

Total at September 30, 2008	$ 186,482	$ (9,013)	$ (12,011)	$ 165,458

December 31, 2007
Securities Available-for-sale
Mortgage-backed securities	$ 111,373	$ (772)	$ (291)	$ 110,310
Municipal securities	9,420	(333)	-	9,087
Asset-backed securities	42,736	(3,978)	-	38,758
Corporate securities	2,934	(77)	-	2,857
Equity securities	48,778	(5,793)	-	42,985

	$ 215,241	$ (10,953)	$ (291)	$ 203,997

Securities Held-to-maturity
December 31, 2007
Corporate Securities	$ 10,000	$ (400)	$ -	$ 9,600

Total at December 31, 2007	$ 225,241	$ (11,353)	$ (291)	$ 213,597

The following tables show the stated maturities and weighted average yields of investment securities held by us at September 30, 2008:

(dollars in thousands)		Available-For-Sale Securities
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield (1)

Due in one year or less	$ 380	$ 381	7.95%
Due after one year through five
years	39	39	8.40%
Due after five years through ten
years	940	610	5.13%
Due after ten years	70,642	57,753	5.21%
No maturity investment	3,357	3,162	6.72%
Mortgage backed securities	173,357	166,915	2.37%

Total	$ 248,715	$228,860

(1) Weighted average yield is reported on tax-equivalent basis.

Management has the ability and intent to hold securities classified as available-for-sale for a period of time sufficient for a recovery of cost. Some of the unrealized losses are due to yields at issuance of new securities in the recent turbulent markets being higher than the yield available at the time the underlying securities were purchased even though rates had declined in the general market. The unrealized losses over twelve months are primarily investments in middle tranche trust preferred debt securities. These securities are made up of pools of financial institutions and are floating rate. Much of the unrealized losses are due to credit spread deterioration in bank related debt securities as a result of market disturbances affecting the U.S. financial system. We expect confidence to return to the U.S. banking system although we believe that the workout of the recessionary cycle could take several years. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for newly issued securities for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2008, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

As of September 30, 2008 the Company incurred a pretax loss of $40.1 million or $26.1 million after tax loss, due to an ‘other-than temporary’ impairment charge related to the Company’s investments in Fannie Mae and Freddie Mac perpetual preferred stock. The impairment in the Company’s holdings of these government-sponsored entities resulted from the decline in market value of these shares in connection with the federal government’s takeover of Fannie Mae and Freddie Mac in September 2008, along with the elimination of dividends and preferential tax treatment on these shares. The dividends on these shares received preferential dividend received deductions for tax purposes. The fair market value of the Company’s preferred shares of Fannie Mae and Freddie Mac at September 30, 2008 after the other-than-temporary impairment charge was $2.2 million. The Company anticipates selling these shares by December 31, 2008.

10. Nonperforming Assets and Analysis of Allowance for Credit Losses

The following table summarizes our non-performing assets, which consist of loans on which interest is no longer accrued, accruing loans past due 90 days or more, foreclosed real estate and other assets.

	September 30.	December 31,
(dollars in thousands)	2008	2007

Non-accrual loans	$ 53,792	$ 3,007
Accruing loans past due 90 days or more	-	110

Total non-performing loans (NPLs)	53,792	3,117
Foreclosed real estate	3,858	68

Total non-performing assets (NPAs)	$ 57,650	$ 3,185

Selected ratios
NPLs to total loans	6.79%	0.40%
NPAs to total loans and foreclosed real estate	7.24%	0.41%
NPAs to total assets	4.94%	0.27%

 Impaired and Nonaccrual Loans. These loans are generally loans for which it is probable that we will not collect all amounts due according to the original contractual terms of the loan agreement.  We typically classify these loans as Substandard, Doubtful, or Loss. Impaired loans, specifically Substandard or Doubtful loans may not be on nonaccrual status as we continue to accrue interest if borrowers continue to make payments and if we expect them to continue to make payments.  The category "impaired loans" is broader than the category "nonaccrual loan, " although the two categories overlap.  Nonaccrual loans are those loans on which the accrual of interest is discontinued when the ability to collect principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days.  Management may choose to categorize a loan as impaired due to payment delinquency or if collection is uncertain, and will closely monitor the loan to ensure performance and collection of amounts due in accordance with the original contractual terms of the loan.

During the nine months ending September 30, 2008 nonaccrual loans increased $50.8 million, bringing total nonaccrual loans to $53.8 million, comprised of 76 loans, inclusive of the following: 48 single family speculative / 1-4 family building lots loans totaling $17.1 million (the largest with a balance of $2.2 million and located in Kirkland, WA); one land development loan totaling $4.8 million located in Monroe, WA; five lot inventory loans for $12.3 million (the largest with a balance of $3.3 million located in Lacey, WA); eight custom construction loans for a total of $3.5 million (the largest with a balance of $1.2 million located in Lake Tapps, WA); seven commercial real estate loans for $13.6 million (the largest with a balance of $5.7 million located in Ellensburg, WA); and seven other miscellaneous loans including consumer, residential real estate and commercial.  The increase in nonaccrual loans in the third quarter 2008 was primarily attributed to five credit relationships totaling $29.0 million comprised of 23 single family speculative/1-4 family building lots loans totaling $6.6 million to three borrowers with properties located in Kelso, Lacey, Puyallup and Montesano, WA; three lot inventory loans totaling $7.1 million located in Kelso, Lacey and Tacoma, WA; and on relationship comprised of four CRE loans and three commercial loans totaling $9.5 million located in Milton, WA.

A decrease in real estate values has occurred in the Bank's market area, up to 25% in certain areas. The affected borrowers have seen a decrease in the underlying values of their properties, combined with a general slowdown in home sales throughout the market area.  It is this slowdown in home sales, and the resultant impact on cash-flows that have caused these borrowers to either fall behind on, or curtail payments one their loans, causing the Bank to place them on nonaccrual.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

(dollars in thousands)	Nine Months	Year Ended
	Ended	December 31,
	September 30,
	2008	2007
Balance at beginning of period	$10,975	$8,917
Provision for credit losses	15,278	3,600

Charge-offs:
Commercial	(853)	(568)
Real Estate Mortgage and Construction	(6,255)	(999)
Consumer	(46)	(54)

Total charge-offs	(7,154)	(1,621)

Recoveries:
Commercial	77	30
Real Estate Mortgage and Construction	85	37
Consumer	28	12

Total recoveries	190	79

Net charge-offs	(6,964)	(1,542)
Transfer to reserve for unfunded commitments	(119)	-

Balance at end of period	$19,170	$10,975

Gross loans	$792,290	$783,117
Average loans	$794,988	$746,498
Non-performing loans	$53,792	$3,117

Selected ratios:

Net charge-offs to average loans	0.88%	0.21%

Allowance for credit losses to average loans	2.41%	1.48%

Allowance for credit losses to loans outstanding at end of period	2.42%	1.43%

Allowance for credit losses to non-performing loans	35.64%	352.1%

11. Income Taxes

During the quarter ended September 30, 2008 the Company incurred a $40.1 million pre-tax other-than-temporary impairment ("OTTI") charge on Fannie Mae and Freddie Mac preferred shares which resulted from the U.S. Government placing Fannie Mae and Freddie Mac into conservatorship.  The market value of the Company's holdings declined following the federal government takeover, which included the elimination of dividends on the preferred shares held, in September 2008.  The impairment charge caused net income to decrease by $26.1 million, net-of-tax and thus resulted in an increase to its deferred tax asset.  No valuation allowance for deferred tax assets was recorded at September 30, 2008 as management believes it is more likely than not that all of the deferred tax assets will be realized.

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our Results of Operations and Financial Condition together with our financial statements and related notes appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2007. After Forward-Looking Information and the Summary of Critical Accounting Estimates and Accounting Policies, the analysis of the Results of Operations and Financial Condition will be discussed. The analysis includes a comparison of the three and nine months ended September 30, 2008 and 2007.

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

Risks and uncertainties with respect to the Company include, among others, those set forth in Item 1A of our Annual Report on Form 10-K filed with the SEC, this Form 10-Q and other SEC filings, and those related to the general economic environment, particularly in the region in which the Company operates; competitive products and pricing that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits; loss of customers of greatest value to the Bank; litigation or other losses; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions; acquisitions and the integration of acquired businesses; credit risk management and asset/liability management; the financial and securities markets; changes in technology or required investments in technology; and the availability of and costs associated with sources of liquidity. Our actual results may differ materially from those anticipated in forward-looking statements as a result of such risk factors.

Summary of Critical Accounting Estimates and Accounting Policies

Our accounting policies are integral to understanding our financial results. Our most critical accounting estimates and policies require management to make subjective, complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Management has identified several accounting estimates and policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These estimates and policies relate to items such as the methodology for the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, the impairment of AFS securities and goodwill, share-based compensation, employer’s accounting for defined benefit pension and other post-retirement plans, and fair value measurements. Our significant accounting policies are set forth in Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2007.

Defined Benefit Plans.. Effective January 1, 2008, the Company applied the consensus reached by the Emerging Issues Task Force in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements (“EITF 06-4”). EITF 06-4 provides for recognition guidance regarding liabilities and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company will recognize the effect of applying the consensus through a change in accounting principle with a cumulative-effect adjustment to retained earnings of $411 thousand. Subsequent to the cumulative-effect in the change in accounting principal, more current information was obtained which led to a $222 thousand adjustment to shareholder’s equity. Additional compensation expense is projected to be $65 thousand in 2008.

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

Valuation of Goodwill and Intangible Assets. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. The Company utilizes an independent third party valuation service for an impairment analysis of the intangible assets with indefinite lives on a periodic basis and determined that there was no impairment as of September 30, 2008. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent historical market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

Regulatory Matters

Following our recent annual regulatory examination, we became subject to requirements to provide additional liquidity and credit reports; continue our capital and liquidity planning; and seek approval for dividend payments.

Results of Operations

Our results of operations depend primarily on net interest income, which is the difference between interest income, primarily from loans and investments, and interest expense from interest bearing liabilities, primarily deposits and borrowed funds. Changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively. Other factors that determine the level of net income include fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, origination fees and net gains and losses on the sale of loans and securities and income from bank owned life insurance. Non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, impaired loss on securities and other operating expenses.

Comparison of the three months ended September 30, 2008 and September 30, 2007.

	For the three months
	ended September 30,
			Increase/	Percentage
(dollars in thousands except per share data)	2008	2007	(Decrease)	Change

Interest income	$ 17,524	$ 20,829	$ (3,305)	-15.9%
Interest expense	7,412	10,585	(3,173)	-30.0%

Net interest income	10,112	10,244	(132)	-1.3%
Provision for credit losses	10,378	375	10,003	2667.5%

Net interest income (loss) after provision for credit
losses	(266)	9,869	(10,135)	-102.7%
Non-interest income	3,967	3,110	857	27.6%
Non-interest expense	46,711	8,217	38,494	468.5%

Income (loss) before provision for income taxes	(43,010)	4,762	(47,772)	-1003.2%
Provision for income taxes (benefit)	15,270	1,565	(16,835)	-1075.7%

Net income (loss)	$(27,740)	$ 3,197	$ (30,937)	-967.7%

Earnings (loss) per share—basic	$ (3.83)	$ 0.45	$ (4.28)	-951.1%
Earnings (loss) per share—diluted	$ (3.83)	$ 0.44	$ (4.27)	-970.5%
Efficiency ratio	330.93%	61.14%
Return on average equity	-51.62%	14.99%
Return on average assets	-3.09%	1.16%

The decrease in net income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily attributable to a $40.1 million pre-tax other-than-temporary impairment (“OTTI”) charge on Fannie Mae and Freddie Mac preferred shares in the third quarter which resulted from the U.S. Government placing Fannie Mae and Freddie Mac into conservatorship. The market value of the Company’s holdings declined following the federal government takeover, which included the elimination of dividends on the preferred shares held, in September 2008. The impairment charge caused non-interest expense to increase by $40.1 million, pre-tax and net income to decrease by $26.1 million, net-of-tax. The other major contributor to the decrease in net income is due to the turbulent economic conditions in the local and regional real estate market in the greater Puget Sound area which caused the Company to increase its provision for credit losses by $10.0 million for the three months ended September 30, 2008 compared to a slight decrease of $25 thousand for the three months ended September 30, 2007.

Aside from these factors, the Company’s net interest income decreased slightly to $10.1 million for the three months ended September 30, 2008 compared to $10.2 million for the three months ended September 30, 2007. Non-interest income increased 27.6% to $4.0 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007. Non-interest expense decreased, exclusive of the OTTI charge, due to the Company cutting costs and decreasing benefits and other non-interest expense.

Net Interest Income and Net Interest Margin. Net interest income remained relatively stable for the period, decreasing by 1.3% or $132 thousand to $10.1 million for the quarter ended September 30, 2008 compared to $10.2 million for the quarter ended September 30, 2007.

The average pre-tax yield on interest-earning assets decreased to 6.64% in the third quarter of 2008 from 8.87% for the same period in 2007, a decrease of 223 basis points. The Prime Rate was 275 basis points, or 35.5% lower at the end of third quarter 2008 compared to the third quarter 2007. The decrease in the average rate earned on our interest-earning assets resulted primarily from a decrease in loan yields including interest and fees, which decreased 223 basis points to 6.43% from 8.11% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. In the third quarter loan yields would have been 6.95%, a difference of 31 basis points, without the negative impact of non accrual loans. Yields on securities declined 20 basis points to 5.81% for the three months ended September 30, 2008 compared to 6.01% for the three months ended September 30, 2007. The tax equivalent yield on securities for the three months ended September 30, 2008 was 5.86% compared to 6.19% for the three months ended September 30, 2007. The interest rate swap executed at the end of March added 4 basis points to our loan yields.

The cost of our average interest-bearing deposits decreased to 2.90% for the third quarter of 2008 from 4.52% in the same period in 2007, a decrease of 162 basis points or 35.8% . Our average rate on total deposits (including non-interest bearing deposits) decreased to 1.84% for the three months ended September 30, 2008 from 3.94% for the three months ended September 30, 2007, a decrease of 210 basis points or 53.3% . Our borrowing rates declined to 3.13% from 5.14% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, a decrease of 201 basis points or 39.1% .

Over the past year, we have funded our incremental earning asset growth with public fund deposits (primarily money market), brokered CDs, retail CDs, and retail money market specials. As of September 30, 2008, public fund deposits were $57.3 million or 5.7% of our total deposits of $999.0 million, compared to $168.8 million, or 19.8% of our total deposits of $854.7 million at September 30, 2007. Wholesale CDs were $353.5 million, or 35.5% of our deposits at September 30, 2008, compared to $140.3 million, or 16.40% of our deposits at September 30, 2007. Our borrowings decreased $55.7 million to $80.8 million at September 30, 2008 from $136.5 million at September 30, 2007, while federal funds purchased decreased from $28.1 million to zero in the same period.

Our net interest margin for the three months ended September 30, 2008 was 3.70% down from 3.99% for the three months ended September 30, 2007. After a rapid series of rate cuts by the Federal Reserve through April 30, 2008, the Federal Reserve decided to hold rates steady during the balance of the second and third quarters. The primary factors that decreased net interest margin were higher costs of deposits, reversing accrued dividends on the Fannie Mae and Freddie Mac preferred stock and the increase in our non-accrual loans.

An offsetting factor to the decrease in net interest margin was the interest rate swap we executed during the first quarter, pursuant to which we exchanged floating rate cash flows for fixed rate cash flows. We pay prime and receive 5.25% on a total notional amount of $100 million until March 27, 2010. This transaction benefits net interest income for every reduction in the prime rate below 5.25% and conversely limits net income for every increase in the prime rate above 5.25% during the term of the swap. For additional information on our derivatives, see Derivative Financial Instruments under the Summary of Critical Accounting Estimates and Accounting Policies and Note 9.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Three months ended
			September 30,

		2008			2007

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates (3)	Balance	(Expense)	Rates (3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$811,629	$13,554	6.64%	$750,479	$16,772	8.87%
Federal funds sold	2,039	10	1.95%	2,928	38	5.15%
Investment securities (2)	269,291	3,930	5.81%	265,265	4,019	6.01%

Total earning assets and interest income	1,082,959	17,494	6.43%	1,018,672	20,829	8.11%
Other assets:
Cash and due from banks	12,504			14,785
Bank premises and equipment	34,476			31,579
Other assets	80,247			47,744
Allowance for credit losses	(13,765)			(9,306)

Total assets	$1,196,421			$1,103,474

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$325,673	($1,506)	1.84%	$357,860	($3,555)	3.94%
Time deposits	490,854	(4,436)	3.60%	392,300	(4,997)	5.05%

Total interest bearing deposits	816,527	(5,942)	2.90%	750,160	(8,552)	4.52%
Other borrowings	186,952	(1,469)	3.13%	156,773	(2,033)	5.14%

Total interest bearing liabilities and interest expense	1,003,479	(7,411)	2.94%	906,933	(10,585)	4.63%

Non interest bearing liabilities	111,548			104,831
Other liabilities	9,733			6,381
Shareholders equity	71,661			85,329

Total liabilities and shareholders equity	$1,196,421			$1,103,474

Net interest income		$10,083			$10,244

Net interest margin as a percent of average earning assets			3.70%			3.99%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $591 thousand and $946 thousand are included in interest for the three months ended September 30, 2008 and 2007, respectively

(2) The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities or the dividend received deduction on preferred stock. The after tax yield on investments for the three months ended September 30, 2008 and 2007 is 5.86% and 6.19% respectively.

(3) Annualized

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

	Three months ended September 30, 2008
(dollars in thousands)	Compared to three months ended September 30, 2007
Interest earned on:	Volume	Rate	Total Change
Loans	$ 7,395	($10,613)	$(3,218)
Federal Funds sold and deposits in banks	(10)	(18)	(28)
Investment Securities	308	(397)	(89)

Total interest income	7,693	(11,028)	(3,335)

Interest paid on:
Savings, NOW, MMDA	(296)	(1,753)	(2,049)
Time Deposits	5,064	(5,625)	(561)
Other Borrowings	1,898	(2,462)	564

Total interest expense	6,666	(9,840)	(3,174)

Net Interest income	$ 1,027	($1,188)	$ (161)

Provision for Credit Losses. The provision for credit losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses (Allowance) at a level that, in management’s best estimate, is adequate to absorb estimated credit losses inherent in the loan portfolio.

The provision for credit losses for the three months ended September 30, 2008 was $10.4 million compared to $375 thousand for the three months ended September 30, 2007. Net charge-offs for the three months ended September 30, 2008 totaled $4.5 million compared to $26 thousand in net charge-offs for the same period in 2007.

The increase in provision expense during the third quarter of 2008 compared to the third quarter of 2007 primarily reflects the actual increase in the Bank’s impaired loans, our assessment of the impact on our region of the general deterioration of the national economy, our concentration in real estate lending, and the growth of the Bank’s loan portfolio. Since 2007, the Bank experienced a significant increase in the deterioration in the general construction portfolio, reflective of some borrowers seeking rate and amortization relief as well as specific declines in market values and real estate sales activity in various segments of the Bank’s market area. Also during the same time period we experienced an increase in delinquencies associated with the areas previously identified.

Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure the Bank is adequately reserved to account for these factors. Management reviews the adequacy of the Allowance on at least a quarterly basis. The provision is adjusted according to the results of that analysis.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the three months ended		Increase/	% Change
	September 30,		(Decrease)	From 2007

(dollars in thousands)	2008	2007

Non-Interest Income
Service charges on deposit accounts	$ 1,101	$ 1,040	$ 61	5.9%
Origination fees and gain on sales of loans	1,058	376	682	181.4%
Net (loss) on sale of securities	(489)	-	(489)	-
Change in market value of junior subordinated debentures	1,418	821	597	72.7%
Income from bank owned life insurance	210	186	24	12.9%
Gross income from Venture Wealth Management	21	134	(113)	-84.3%
Other non-interest income	648	553	95	17.2%

Total Non-Interest Income	$ 3,967	$ 3,110	$ 857	27.6%

Total non-interest income increased $857 thousand or 27.6% to $4.0 million for the three months ended September 30, 2008 compared to $3.1 million for the three months ended September 30, 2007. The largest component for the change in non-interest income is due primarily to the $682 thousand increase in the origination fees and gain on sales of loans held for sale due to the increase in loans held for sale. Net loss on sale of securities increased to $489 thousand for the three months ended September 30, 2008 compared to the same period last year as there were no securities sold in that quarter. The change in the market value of junior subordinated debentures increased $597 thousand or 72.7% to $1.4 million for the three months ended September 30, 2008 compared to $821 thousand for the three months ended September 30, 2007. This is primarily due to the increase in the market spread for the trust preferred debt of 125 basis points. The spread increased 240 basis points for the three months ended September 30, 2008 compared to an increase of 115 basis points for the three months ended September 30, 2007. Due to volatile economic conditions gross income from Venture Wealth Management decreased $113 thousand or 84.3% . All other major categories of non-interest income remained relatively constant for the associated periods.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

				%
				Change
	For the three months ended		Increase/	From
	September 30,		(Decrease)	2007

(dollars in thousands)	2008	2007

Non-Interest Expense
Salaries and employee benefits	$ 2.729	$ 4,444	$ (1,715)	-38.6%
Occupancy and equipment	1,393	1,253	140	11.2%
Loss on impaired securities – OTTI	40,132	-	40,132	N/A
Advertising / public relations	520	506	14	2.8%
Amortization of intangible assets	72	72	-	-
Office supplies, telephone and postage	297	266	31	11.8%
Director fees	31	40	(9)	-22.5%
Expense from foreclosed assets	173	18	155	858.9%
Washington State excise tax	341	340	1	0.3%
Other non-interest expense	1,023	1,278	(255)	-19.9%

Total Non-Interest Expense	$ 46,711	$ 8,217	$ 38,494	468.5%

Total non-interest expense increased to $46.7 million for the three months ended September 30, 2008 compared to $8.2 million for the same period in 2007. The major factor in the increase was the U.S. Government’s actions to place Fannie Mae and Freddie Mac into conservatorship and suspend payment of dividends on preferred stock we held in Fannie Mae and Freddie Mac. We incurred a $40.1 million, other-than-temporary charge to income on our shares of preferred stock in Fannie Mae and Freddie Mac. Salaries and benefits decreased to $2.7 million for the three months ended September 30, 2008 compared to $4.4 million for the three months ended September 30, 2007. This decrease in salaries and employee benefits for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is a result of the Company cutting costs to help offset the decrease in earnings. In the third quarter of 2008 the executive officers and directors as well as a portion of the management team elected to forfeit their unvested outstanding stock options to reduce expenses on behalf of the Company. The result of the forfeiture of unvested options outstanding was to reduce the compensation cost that had been previously charged to income for the pro-rata share of the unvested outstanding options that had not reached the annual anniversary date for vesting in the amount of $392 thousand. Also in the third quarter of 2008 the Company determined that the Executive Supplemental Retirement Plan, which requires the Company to meet certain performance ratios, should be suspended. No participant of the Supplemental Executive Retirement Plan has accrued any benefits since 2006 and is not expected to accrue any additional benefits in the foreseeable future. As a consequence, the Plan is now a frozen defined benefit plan effective December 31, 2006 and $854 thousand in previously recognized unfunded obligations have been reversed in the current period. The Board of Directors has elected to suspend all directors’ fees which contributed to the decrease in other non-interest expense. The Company employed 247 FTE’s at September 30, 2008 as compared to 258 FTE’s at September 30, 2007. All other categories are remaining relatively comparable to prior periods.

Provision for Income Taxes. We recorded tax benefit of $15.3 million for the three months ended September 30, 2008 compared to a tax provision $1.6 million for the three months ended September 30, 2007. Our effective tax rate was approximately 35.5% for the three months ended September 30, 2008 and approximately 32.9% for three months ended September 30, 2007. We expect our effective tax rate to range between 30% and 36% for the remainder of 2008 depending on our mix of assets.

Comparison of the Nine Months Ended September 30, 2008 and 2007

The following discussion of our results of operations compares the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

	For the nine months ended
	September 30,		Increase/	Percentage
(dollars in thousands except per share data)	2008	2007	(Decrease)	Change

Interest income	$ 55,974	$ 58,967	$(2,993)	-5.1%
Interest expense	24,108	29,422	(5,314)	-18.1%

Net interest income	31,866	29,545	2,321	7.9%
Provision for credit losses	15,278	1,125	14,153	1258.0%

Net interest income after provision for credit losses	16,588	28,420	(11,832)	-41.6%
Non-interest income	11,432	7,940	3,492	44.0%
Non-interest expense	63,925	22,524	41,401	183.8%

Income (loss) before provision for income taxes	(35,905)	13,836	(49,741)	-359.5%
Provision for income taxes	13,100	4,275	(17,375)	-406.4%

Net income (loss)	$(22,805)	$ 9,561	$(32,366)	-338.5%

Earnings / (loss) per share—basic	$ (3.15)	$ 1.34	$ (4.49)	-335.1%
Earnings / (loss) per share—diluted	$ (3.15)	$ 1.31	$ (4.46)	-340.5%
Efficiency ratio	147.13%	59.66%
Return on average equity	-36.32%	14.88%
Return on average assets	-2.55%	1.21%

Net loss for the nine months and third quarter of 2008 included a pre-tax $40.1 million other-than-temporary impairment charge related to the Company’s investments in perpetual preferred stock of Fannie Mae and Freddie Mac. The impairment in the Company’s holdings of these government sponsored entities resulted from the decline in market value of these shares following the federal government’s takeover of Fannie Mae and Freddie Mac in September of 2008, which included the elimination of dividends on these shares. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides, in part, tax relief to banking organizations that suffered losses on preferred holdings of Fannie Mae and Freddie Mac by changing the character of these losses from capital to ordinary for federal income tax purposes. As of September 30, 2008 the ordinary treatment for tax purposes was not available. However, the Company believes that it would have been able to generate capital gains over the requisite periods to offset the capital loss created by Fannie Mae and Freddie Mac preferred stock and therefore did not reserve any portion of its deferred tax asset.

The decrease in net income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is also attributable to an increase in net interest income of $2.3 million offset by an increase in the provision for credit losses of $14.2 million. Non interest income increased by $3.5 million for the nine months ended September 30, 2008 compared to the same period in 2007 while non interest expense increased by $49.7 million of which $40.1 million pertains to the other-than-temporary charge discussed above. The increase in net interest income was mainly the result of a 13.4% increase in average earning assets to $1.1 billion at September 30, 2008 compared to $969.7 million at September 30, 2007. The increase in net interest income was also the result of an interest rate swap entered into at the end of March and funding being re-priced in a lower interest rate environment. Our average interest bearing liabilities of $993.6 million at September 30, 2008 increased from $855.6 million at September 30, 2007 which was offset by the decrease in average rates of 3.24% for the nine months ended September 30, 2008 compared to 4.60% for the nine months ended September 30, 2007. Our return on average equity was -36.32% and return on average assets was -2.55% for the nine months ended September 30, 2008 compared to 14.88% and 1.21%, respectively, for the nine months ended September 30, 2007.

Net Interest Income and Net Interest Margin. Net interest income increased for the period by 8.1% or $2.4 million to $31.9 million for nine months ended September 30, 2008 compared to $29.5 million for the nine months ended September 30, 2007.

The average pre-tax yield on interest-earning assets decreased to 6.84% in the first nine months of 2008 from 8.13% for the same period in 2007, a decrease of 129 basis points. The Prime Rate was 275 basis points or 57.9% lower at the end of the first nine months of 2008 compared to the first nine months of 2007. The decrease in the average rate earned on our interest-earning assets resulted primarily from a decrease in loan yields including interest and fees, which decreased 186 basis points to 7.04% from 8.90% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, respectively. In the nine months ended September 30, 2008 loan yields would have been 7.29%, a difference of 25 basis points without the negative impact of non-accrual loans. This decrease was partially offset by a 10.9% increase or 62 basis points, in yields on securities which increased to 6.31% for the nine months ended September 30, 2008 compared to 5.69% for the nine months ended September 30, 2007. The tax equivalent yield on securities for the nine months ended September 30, 2008 was 6.44% compared to 5.88% for the nine months ended September 30, 2007.

The cost of our average interest-bearing deposits decreased to 3.18% for the nine months ended September 30, 2008 from 4.44% for the same period in 2007, a decrease of 126 basis points or 28.4% . Our average rate on total deposits (including non-interest bearing deposits) decreased to 2.18% for the nine months ended September 30, 2008 from 3.85% for the nine months ended September 30, 2007, a decrease of 167 basis points or 76.6% . Our borrowing rates declined to 3.45% from 5.36% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, a decrease of 191 basis points or 35.6% .

Our net interest margin for the nine months ended September 30, 2008 was 3.89% down from 4.07% for the nine months ended September 30, 2007. The increase in net interest income for the nine months ended September 30, 2008 compared to the same period in 2007 was due primarily to an increase in our interest earning assets. The decrease in net interest margin was the result of the rapid reductions in the Federal Funds Target Rate. The prime rate decreased 275 basis points from September 18, 2007 through April 30, 2008. The published prime rate is used as a base index on many of our loan products and therefore our loans tied to prime re-priced 275 basis points lower during that time period. Loans that have floors would not have adjusted as far. Deposits and other borrowings did not re-price as quickly or in the same magnitude as our loan portfolio, which is partially due to competitors maintaining deposit rates at historically higher levels to attract deposits for liquidity purposes.

In 2008, we began using interest rate derivatives to manage our exposure to changes in interest rates. During the first quarter we executed an interest rate swap, pursuant to which we exchanged floating rate cash flows for fixed rate cash flows. We pay prime and receive 5.25% on a total notional amount of $100 million until March 27, 2010. This transaction benefits net income for every reduction in the prime rate below 5.25% and conversely limits net income for every increase in the prime rate above 5.25% during the term of the swap. For additional information on our derivatives, see Derivative Financial Instruments under the Summary of Critical Accounting Estimates and Accounting Policies and Note 9.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost of funds for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

			Nine months ended
			September 30,

		2008			2007

		Interest			Interest
	Average	Income	Average	Average	Income	Average
(dollars in thousands)	Balance	(Expense)	Rates (3)	Balance	(Expense)	Rates (3)

Assets
Earning Assets:
Loans (Interest and fees) (1)	$794,988	$41,901	7.04%	$738,420	$49,139	8.90%
Loans (Interest and fees) without non-accrual			7.29%			8.91%
Federal funds sold	907	18	2.65%	2,362	92	5.21%
Investment securities (2)	295,984	13,978	6.31%	228,929	9,736	5.69%

Total earning assets and interest income	1,091,879	55,897	6.84%	969,711	58,967	8.13%
Other assets:
Cash and due from banks	13,845			14,604
Bank premises and equipment	34,279			30,880
Other assets	66,554			48,202
Allowance for credit losses	(12,770)			(9,293)

Total assets	$1,193,787			$1,054,104

Liabilities and Shareholders Equity
Interest bearing liabilities:
Deposits:
Savings, NOW, MMDA	$359,711	($5,880)	2.18%	$340,282	($9,789)	3.85%
Time deposits	411,498	(12,487)	4.05%	367,484	(13,710)	4.99%

Total interest bearing deposits	771,209	(18,367)	3.18%	707,766	(23,499)	4.44%
Other borrowings	222,345	(5,741)	3.45%	147,846	(5,923)	5.36%

Total interest bearing liabilities and interest expense	993,554	(24,108)	3.24%	855,612	(29,422)	4.60%

Non interest bearing liabilities	107,018			104,358
Other liabilities	9,505			8,433
Shareholders equity	83,710			85,701

Total liabilities and shareholders equity	$1,193,787			$1,054,104

Net interest income		$31,789			$29,545

Net interest margin as a percent of average earning assets			3.89%			4.07%

(1) Average loan balance includes non-accrual loans. Loan fees and late charges of $2,113 thousand and $2,772 thousand are included in interest for the nine months ended September 30, 2008 and 2007, respectively

(2) The yield on investment securities is calculated using historical cost basis. The yield on assets is calculated on a pre-tax, book value basis which does not consider the effect of tax exempt securities or the dividend received deduction on preferred stock. The after tax yield on investments for the nine months ended September 30, 2008 and 2007 is 6.44% and 5.88% respectively.

(3) Annualized

An analysis of the change in net interest income is set forth on the following table. Changes due to both rate and volume are allocated in proportion to the relationship of the absolute dollar amounts of the change in each. Balances of non-accrual loans, if any, and related income recognized have been included for purposes of this table.

	Nine months ended September 30, 2008
(dollars in thousands)	Compared to nine months ended September 30, 2007
Interest earned on:	Volume	Rate	Total Change
Loans	$5,419	$ (12,657)	($7,238)
Federal Funds sold and deposits in banks	(41)	(33)	(74)
Investment Securities	3,088	1,154	4,242

Total interest income	8,466	(11,536)	(3,070)

Interest paid on:
Savings, NOW, MMDA	864	(4,773)	(3,909)
Time Deposits	2,202	(3,425)	(1,223)
Other Borrowings	3,197	(3,379)	(182)

Total interest expense	6,263	(11,577)	(5,314)

Net Interest income	$ 2,203	$ 41	$2,244

Provision for Credit Losses. The provision for credit losses is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses inherent in the loan portfolio.

The provision for credit losses for the nine months ended September 30, 2008 was $15.2 million compared to $1.1 million for the nine months ended September 30, 2007. Net charge-offs for the nine months ended September 30, 2008 totaled $7.0 million compared to $626 thousand in net charge-offs for the same period in 2007.

The increase in provision expense during the first nine months of 2008 compared to the first nine months of 2007 primarily reflects the actual increase in the Bank’s impaired loans, our assessment of the impact on our region of the general deterioration of the national economy, our concentration in real estate lending, and the growth of the Bank’s loan portfolio. Since 2007, the Bank experienced a significant increase in the deterioration of the general construction portfolio reflective of some borrowers seeking rate and amortization relief as well as specific declines in market values and real estate sales activity in various segments of the Bank’s market area. Also during the same time period we experienced an increase in delinquencies associated with the areas previously identified.

Each of these components influences our assessment of the adequacy of the Allowance, and we elected to increase the provision to ensure we are adequately reserved to account for these factors. Management reviews the adequacy of the allowance on at least a quarterly basis. The provision is adjusted according to the results of that analysis.

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income.

	For the nine months ended		Increase/	% Change
	September 30,		(Decrease)	From 2007

(dollars in thousands)	2008	2007

Non-Interest Income
Service charges on deposit accounts	$ 3,204	$2,995	$ 209	7.0%
Origination fees and gain on sales of loans	3,510	1,241	2,269	182.8%
Net gain on sale of securities	290	139	151	108.6%
Change in market value of junior subordinated debentures	2,030	1,029	1,001	97.3%
Income from bank owned life insurance	626	701	(75)	-10.7%
Gross income from Venture Wealth Management	254	462	(208)	-45.0%
Other non-interest income	1,518	1,373	145	10.6%

Total Non-Interest Income	$ 11,432	$ 7,940	$ 3,492	44.0%

Total non-interest income increased $3.5 million or 44.0% to $11.4 million for the nine months ended September 30, 2008 compared to $7.9 million for the nine months ended September 30, 2007. The largest component for the change in non-interest income is due primarily to the $2.3 million increase in the origination fees and gain on sales of loans held for sale due to the increase of loans originated and subsequently sold as a direct result of the expansion of the mortgage department compared to the prior period. The change in the market value of junior subordinated debentures created $1.0 million in revenue in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Because the debentures are liabilities, declines in the fair value result in an increase in the Company's non-interest income. The debentures are floating rate, tied to LIBOR, whose changes in value are almost entirely influenced by changes in credit spreads of such instruments. General market spread widening led to price declines in the debentures and the resulting increase in non-interest income for the Company. Due to volatile economic conditions gross income from Venture Wealth Management decreased $208 thousand or 45.0% . All other major categories of non-interest income remained relatively constant for the associated periods.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

				%
	For the nine months ended		Increase/	Change
	September 30,		(Decrease)	From
				2007

(dollars in thousands)	2008	2007

Non-Interest Expense
Salaries and employee benefits	$ 12,424	$ 12,238	$ 186	1.5%
Loss on impaired securities	40,132	-	40,132	N/A
Occupancy and equipment	4,142	3,545	597	16.8%
Advertising / public relations	1,604	1,569	35	2.2%
Amortization of intangible assets	215	215	-	-
Office supplies, telephone and postage	866	767	99	13.0%
Director fees	122	117	5	4.2%
Expense from foreclosed assets	259	29	230	792.5%
Washington State excise tax	1,067	1,026	41	4.0%
Other non-interest expense	3,094	3,018	76	2.5%

Total Non-Interest Expense	$ 63,925	$ 22,524	$ 41,401	183.8%

Total non-interest expense increased to $63.9 million for the nine months ended September 30, 2008 compared to $22.5 million for the same period in 2007. Of this increase $40.1 million was directly attributable to the OTTI charge on the Fannie Mae and Freddie Mac preferred shares. Had the U.S. Government not placed these Company’s into conservatorship, the Bank’s other non-interest expense would have been $23.8 million, or increased by $1.3 million or 5.8% for the nine months ended September 30, 2008 compared to $22.5 million for the nine months ended September 30, 2007.

Staffing reductions in the second and third quarters of 2008 (which occurred before the Fannie Mae and Freddie Mac preferred stock impairments) reduced the number of FTE’s to 247 at September 30, 2008 compared to 258 at September 30, 2007 and 275 at December 31, 2007. The Company also reduced future salaries and benefit expense as related to the executive officers and directors as well as a portion of the management team electing to forfeit their unvested outstanding options. The result of the forfeiture of unvested options outstanding was to reduce the compensation cost that had been previously charged to income on all unvested outstanding options in the amount of $392 thousand. Also, in the third quarter of 2008 the Company determined that the Executive Supplemental Retirement Plan, which requires the Company to meet certain performance ratios, should be suspended. No participant of the Supplemental Executive Retirement Plan has accrued any benefits since 2006 and is not expected to accrue any additional benefits in the foreseeable future. As a consequence, the Plan is now a frozen defined benefit plan effective December 31, 2006 and $854 thousand in previously recognized unfunded obligations have been reversed in the current period.

Occupancy and equipment costs increased $597 thousand or 16.8% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the relocation of the administrative offices, the addition of two financial centers in 2007 and the related increase in real estate property taxes and depreciation expenses. Expenses from foreclosed assets has increased $230 thousand for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the real estate market and economic conditions. All other major categories of non-interest expense have remained relatively stable and are decreasing with the related cuts in expenditures.

Provision for Income Taxes. We recorded tax benefit of $13.1 million for the nine months ended September 30, 2008 compared to a tax provision of $4.3 million for the nine months ended September 30, 2007. Our effective tax rate was approximately 36.5% for the nine months ended September 30, 2008 and 30.9% for the nine months ended September 30, 2007. We expect our effective tax rate to range between 30% and 36% for the remainder of 2008 depending on our mix of assets.

Financial Condition

Our total consolidated assets at September 30, 2008 were $1.17 billion compared to $1.18 billion at December 31, 2007. Total deposits at September 30, 2008 increased to $999.0 million from $837.1 million at December 31, 2007.

Loans

Total loans and loans held for sale at September 30, 2008 and December 31, 2007 were $792.3 million and $783.1 million respectively, an increase of $9.2 million or 1.2% . Our loan growth has been focused in commercial real estate and real estate construction lending.

The following table sets forth the relative composition of our loan portfolio at the end of the periods indicated:

	September 30, 2008		December 31, 2007		% Change
(dollars in thousands)

Commercial	$ 73,860	9.3%	$80,975	10.3%	-9.6%
Real Estate
Residential 1-4	48,032	6.1%	38,926	5.0%	18.9%
Commercial	255,559	32.3%	259,660	33.2%	-1.6%
Construction	396,337	50.0%	375,137	47.9%	5.3%
Consumer	7,957	1.0%	11,030	1.4%	-38.6%

Total Loans	781,745	98.7%	765,728	97.8%	2.0%
Loans Held for Sale	10,545	1.3%	17,389	2.2%	-64.9%

Total Loans and Loans Held for Sale	$ 792,290	100.0%	$ 783,117	100.0%	1.2%

The following tables show the amounts of loans as of September 30, 2008 and December 31, 2007. Of the loans maturing after one year, as of September 30, 2008, $120.9 million had fixed interest rates and $282.1 million had adjustable interest rates, and as of December 31, 2007, $118.9 million had predetermined or fixed interest rates and $239.1 million had floating or adjustable interest rates. As of September 30, 2008, 60.8% of our floating rate loans were tied to the prime rate.

As of September 30, 2008:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$37,430	$ 32,343	$ 4,088	$ 73,860
Real Estate
Residential 1-4	17,395	16,300	24,883	58,577
Commercial	36,941	69,913	148,704	255,559
Construction	294,957	90,749	10,632	396,337
Consumer and other	2,547	2,362	3,048	7,957

Total	$ 389,269	$ 211,666	$ 191,355	$792,290

As of December 31, 2007:

(dollars in thousands)		Maturity
	Within	After One	After
	One	But Within	Five	Total
	Year	Five Years	Years

Commercial	$ 61,417	$14,862	$ 4,696	$ 80,975
Real Estate
Residential 1-4	17,119	7,085	32,111	56,315
Commercial	47,240	70,714	141,706	259,660
Construction	295,000	69,225	10,912	375,137
Consumer and other	4,297	2,660	4,073	11,030

Total	$ 425,073	$ 164,546	$ 193,498	$ 783,117

Concentrations. As of September 30, 2008, in management’s judgment, a concentration of loans existed in real estate related loans. At September 30, 2008, our portfolio was centered in real estate loans with construction loans at 50.0% of the portfolio, commercial real estate loans at 32.3% and residential 1-4 family units at 6.1% . Although management believes the loans within the real estate related concentration have no more than the normal risk of ability to collect, a substantial decline in the performance of the economy, in general, a decline in real estate values in our market areas, in particular, has had an adverse impact on collection ability, have had and could continue to have an increase in the level of real estate related non-performing loans, and have had other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

	September 30.	December 31,
(dollars in thousands)	2008	2007

Nonaccrual loans	$ 53,792	$ 3,007
Accruing loans past due 90 days or more	-	110

Total non-performing loans (NPLs)	53,792	3,117
Foreclosed real estate	3,858	68

Total non-performing assets (NPAs)	$ 57,650	$ 3,185

Selected ratios
NPLs to total loans	6.79%	0.40%
NPAs to total loans and foreclosed real estate	7.24%	0.41%
NPAs to total assets	4.94%	0.27%

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

During the nine months ending September 30, 2008 nonaccrual loans increased $50.8 million, bringing total nonaccrual loans to $53.8 million, comprised of 76 loans, inclusive of the following: 48 single family speculative / 1-4 family building lots loans totaling $17.1 million (the largest with a balance of $2.2 million and located in Kirkland, WA); one land development loan totaling $4.8 million located in Monroe, WA; five lot inventory loans for $12.3 million (the largest with a balance of $3.3 million located in Lacey, WA); eight custom construction loans for a total of $3.5 million (the largest with a balance of $1.2 million located in Lake Tapps, WA); seven commercial real estate loans for $13.6 million (the largest with a balance of $5.7 million located in Ellensburg, WA); and seven other miscellaneous loans including consumer, residential real estate and commercial. The increase in nonaccrual loans in the third quarter 2008 was primarily attributed to five credit relationships totaling $29.0 million comprised of 23 single family speculative/1-4 family building lots loans totaling $6.6 million to three borrowers with properties located in Kelso, Lacey, Puyallup and Montesano, WA; three lot inventory loans totaling $7.1 million located in Kelso, Lacey and Tacoma, WA; and one relationship comprised of four CRE loans and three commercial loans totaling $9.5 million located in Milton, WA.

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

	At September 30,	At December 31,
(dollars in thousands)	2008	2007

Total nonaccrual loans	$ 53,792	$ 3,007

Nonaccrual loan with valuation allowance:
Construction Residential Real Estate	$4,159	$1,868
Commercial Real Estate	5,731	80
Land Development (Residential Lots)	8,693	-
Commercial (Non Real Estate)	-	170
Residential Real Estate	232	40
Consumer (Non Real Estate)	-	8
Lot Inventory	8,998	-

Total nonaccrual loans with valuation allowance	$27,813	$2,166

Allocation of allowance for credit losses on
nonaccrual loans identified above:

Construction Residential Real Estate	480	584
Commercial Real Estate	282	18
Land Development (Residential Lots)	1,015	0
Commercial (Non Real Estate)	-	100
Residential Real Estate	1	16
Consumer (Non Real Estate)	-	8
Lot Inventory	1,000	0

Total allocation of allowance for credit losses	$2,778	$726

Gross interest income of $1.0 million and $1.5 million would have been recorded for the three months ended September 30, 2008 and nine months ended September 30, 2008, respectively, if the nonaccrual loans had been current in accordance with their original terms and conditions. Interest income on these loans was not included in net income for the three months ended September 30, 2008 and the nine months ended September 30, 2008.

Management closely reviews the loan portfolio on a quarterly basis, and will continue to identify and evaluate all loans where there are defined weaknesses, including declines in collateral value and borrower difficulties complying with loan repayment terms.

Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about related economic conditions, weaknesses in their specific industries or issues related to geographic locations. These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.

As of September 30, 2008 the Company had classified as potential problem loans 77 loans aggregating $62.7 million. Within this are six loans with balances greater than $2.0 million aggregating $24.5 million. The largest single loan is $6.1 million.

Foreclosed Real Estate. As of September 30, 2008, we held seven foreclosed properties, represented by three single family residential building lots, three single family residences and one plat development. The carrying value of the properties aggregated $3.6 million. As of December 31, 2007, we held two foreclosed properties, represented by two single family residential building lots. The carrying value of the properties aggregated $68 thousand. Valuation of the property occurs when it is foreclosed upon, and at least annually thereafter. We use the lesser of cost or fair market value less costs to sell to establish the carrying values. For the properties noted, we have used fair market value less cost to sell.

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

Our quarterly analysis of the adequacy of the Allowance is presented and reviewed by our Board of Directors. We consider the Allowance to be adequate to cover estimated credit losses relating to the loans outstanding as of each reporting period.

Every loan in the loan portfolio has some measure of the Allowance for Credit Losses attributed to it. The Allowance consists of two parts: a general reserve (as described below) for loans determined not to be impaired as defined in FAS 114 “Accounting by Creditors for Impairment of a Loan” and a specific allocation (as described below) for every loan that is determined to be impaired. Grades range from “excellent” loans graded a “1” to “loss” loans graded an “8”. Losses on loans are charged against and reduce the Allowance in the period in which such loans, or portions thereof, in our opinion, become uncollectible. Recoveries during the period are credited to the Allowance. Periodically, a provision for credit losses is charged to current income. This provision acts to replenish the Allowance and to maintain the Allowance at a level that management deems adequate.

General Allocation: Loans not recognized as impaired are reviewed on a portfolio segment basis rather than on a loan by loan basis to determine a general allocation of dollars necessary to provide an adequate Allowance. Each portfolio segment is divided by grade into two categories, grades 1-4 and grades 5 and 6. General reserve allocation factors reflect management’s estimate of risk by grade within each portfolio segment. Consideration is given to those segments of the loan portfolio which management deems to pose the greatest likelihood of loss. In an economic downturn, such as the region has experienced since late 2007, management believes the Banks’ greatest exposure of risk is in the construction and land development portfolios. Management increased the loss reserve factor for the construction, land development and commercial real estate segments of the Bank’s general portfolio to correspond with the risk associated with this type of lending. A low, mid-point, and high range of exposure to loss in various loan types is determined on a quarterly basis.

Specific Allocations: The Bank specifically evaluates all impaired loans for potential loss exposure. A loan is determined to be impaired when management becomes aware that any loss of principal or interest exists. At this point the loan is classified as impaired and an analysis is performed to determine if a write-down to the allowance is necessary. The estimate of loss reserves on impaired loans is determined based on Financial Accounting Standard 114 (FAS 114). Management estimates the loss or valuation allowances on impaired loans based on one of the three measurement methods described in Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended,: (1) the loan’s observable fair price, (2) discounted cash flow analysis, or (3) the fair value of collateral, if repayment of the loan is expected to be provided by underlying collateral. In some instances loans may be determined to be impaired, but not require a write-down or a specific valuation allowance based upon management’s analysis of the collateral providing sufficient coverage for the loan. If a loss of principal is determined a charge is taken against the allowance and a specific reserve is established if additional costs exist to liquidate the loan.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

(dollars in thousands)	Nine Months	Year Ended
	Ended	December 31,
	September 30,
	2008	2007

Balance at beginning of period	$10,975	$8,917

Provision for credit losses	15,278	3,600

Charge-offs:
Commercial	(853)	(568)
Real Estate Mortgage and Construction	(6,255)	(999)
Consumer	(46)	(54)

Total charge-offs	(7,154)	(1,621)

Recoveries:
Commercial	77	30
Real Estate Mortgage and Construction	85	37
Consumer	28	12

Total recoveries	190	79

Net charge-offs	(6,964)	(1,542)
Transfer to reserve for unfunded commitments	(119)	-
Balance at end of period	$19,170	$10,975

Gross loans	$792,290	$783,117
Average loans	$794,988	$746,498
Non-performing loans	$53,792	$3,117

Selected ratios:

Net charge-offs to average loans	0.88%	0.21%

Allowance for credit losses to average loans	2.41%	1.48%

Allowance for credit losses to loans outstanding at end of period	2.42%	1.43%

Allowance for credit losses to non-performing loans	35.64%	352.1%
(dollars in thousands)

We allocate the Allowance by assigning general allocations to our major loan categories (construction, commercial real estate, residential real estate, C&I and consumer). We also make specific allocations on individual loans when factors are present requiring a greater reserve, typically the result of reviews of updated appraisals, or other collateral analysis.

The following table indicates management’s allocation of the allowance for credit losses among major loan categories:

	September 30,		December 31,
(dollars in	2008		2007
thousands)
	Amount	% of Total	Amount	% of Total
		Allowance		Allowance

Commercial	$1.479	7.7%	$1,085	9.9%
Real Estate
Commercial	6,799	35.5%	3,329	30.3%
Construction	10,254	53.5%	5,738	52.3%
Residential	505	2.6%	348	3.2%
Consumer	89	0.5%	45	0.4%
Unallocated	44	0.2%	430	3.9%

Total	$19,170	100.0%	$10,975	100.0%

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

For commercial banks, the Commercial and Industrial (C&I) loans that are not secured by real estate have historically represented the highest risk category based on our past experience. This portfolio made up approximately 9.3% of our total loans as of September 30, 2008. While the majority of our historical loan charge-offs have occurred in this portfolio, we believe the current Allowance allocation is adequate.

Our commercial real estate loans are a mixture of new and seasoned properties, generally retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan-to-value ratio of up to 80% with a minimum debt coverage ratio of 1.20:1.

Our construction portfolio reflects some borrower concentration risk, and also carries the risks generally encountered with construction loans. We finance contractors who construct homes or commercial properties that are not pre-sold. These construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the construction within budget and then to generate cash to service the loan by selling or leasing the project. The value of the collateral depends on project completion when market conditions may have changed. Given the decline in the economic conditions as well as the downturn in the real estate market, management elected to increase the risk factor for residential construction and land development loans to more closely mirror the current risk environment.

We have been engaged in an ongoing and active initiative to ensure we are compliant with both the spirit and letter of the commercial real estate guidelines promulgated by the regulatory agencies. Our practices include active and ongoing senior management involvement, including informed oversight by the Board of Directors.

Deposits

Total deposits were $999.0 million at September 30, 2008 compared to $837.1 million at December 31, 2007. The balance of our public funds deposits decreased by $121.7 million in the first nine months of 2008 to $57.3 million at September 30, 2008 from $179.0 million at December 31, 2007. Brokered deposits increased by $248.9 million in the first nine months of 2008 to $353.5 million compared to $104.6 million at December 31, 2007. Retail deposits increased by $37.1 million to $588.2 million for the nine months ended September 30, 2008 compared to $353.6 million at December 31, 2007.

The following table presents average balances not total balances as discussed above. Our average balances of deposits and average interest rates paid for the periods indicated are summarized in the following table.

	September 30, 2008			December 30, 2007
(dollars in thousands)	Average	% of	Weighted	Average	% of	Weighted
	Balance	Total	Average Rate	Balance	Total	Average Rate

Non-interest checking	$ 107,018	12.2%	-	$ 104,287	12.7%	-
NOW and MMDA	335,747	38.2%	1.78%	323,838	39.6%	3.51%
Savings accounts	23,964	2.7%	0.62%	22,900	2.8%	0.34%
Time deposits	411,498	46.9%	3.68%	367,273	44.9%	4.87%

Total	$ 878,227	100.0%		$ 818,298	100.0%

The following table shows the maturities of our time deposits:

				September 30, 2008
	(dollars in thousands)		Under	$100,000
			$100,000	and over		Total

	0-90 days		$ 29,803	$ 99,893		$ 129,695
	91-180 days		27,452	55,332		82,784
	181-365 days		58,403	58,465		116,868
	Over 1 year		92,173	217,594		307,767

			$ 207,830	$ 431,283		$ 639,114

Borrowings and Repurchase Agreements

Short term borrowings decreased $143.1 million, or 82.2%, to $30.9 million in the nine months ended September 30, 2008 compared to $174.0 million at December 31, 2007. Short-term borrowings represent Federal Funds Purchased, borrowings from the U.S. Treasury, repurchase agreements with Citigroup, advances from the FHLB, and customer repurchase agreements, all of which are normally maturing within one year.

The following table sets forth information concerning short-term borrowings at the periods indicated:
	September 30,	December 31, 2007
	2008

Average balance during period	$ 155,716	$ 122,698
Average interest rate during period	3.34%	4.62%
Maximum month-end balance during the year	247,393	175,922
Weighted average rate at period end	2.83%	4.58%
Balance at period end	$ 30,847	$ 174,040

Contractual Obligations and Off-Balance Sheet Arrangements

Long-term borrowings include junior subordinated debentures. The following tables show the long-term borrowings and contractual obligations as of September 30, 2008:

			September 30, 2008
(dollars in thousands)			Payments Due by Period
	Less Than	After One	After Three	More Than
	One Year	But Within	But Within	Five
Contractual Obligations		Three Years	Five Years	Years	Total

Demand note issued to US Treasury	$ 8,060	$ -	$ -	$ -	$ 8,060
FHLB Term Advances	-	-	40,000	10,000	50,000
Overnight repurchase agreements with customers	22,787	-	-	-	22,787
Junior subordinated debentures (at fair value)	-	-	-	19,734	19,734
Premise leases	835	1,744	1,715	7,895	12,189

Total contractual obligations	$ 31,682	$ 1,744	$ 41,715	$ 37,629	$ 112,770

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These instruments include unfunded commitments to extend credit and standby letters of credit. The following table summarizes our commitments at the periods indicated:

(dollars in thousands)	September 30,	December 31,
	2008	2007

Unfunded commitments to extend credit
Real estate secured	$ 75,008	$ 135,545
Credit card lines	2,621	3,018
Other	63,700	61,258

Total commitments to extend credit	$ 141,329	$ 199,821

Standby letters of credit	$ 1,940	$ 1,953

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

	Regulatory Requirements			Actual percentage at
	(Greater than or equal to stated percentage)			September 30, 2008

	Under	Adequately	Well		Venture Financial Group,
	Capitalized	Capitalized	Capitalized	Venture Bank	Inc.
Tier 1 leverage capital ratio	< 4.00%	4.00%	5.00%	5.60%	5.73%
Tier 1 risk-based capital	< 4.00%	4.00%	6.00%	6.53%	6.79%
Total risk-based capital	< 8.00%	8.00%	10.00%	7.79%	8.05%

	Regulatory Requirements			Actual percentage at
	(Greater than or equal to stated percentage)			December 31, 2007

	Under	Adequately	Well		Venture Financial Group,
	Capitalized	Capitalized	Capitalized	Venture Bank	Inc.
Tier 1 leverage capital ratio	< 4.00%	4.00%	5.00%	8.18%	8.37%
Tier 1 risk-based capital	< 4.00%	4.00%	6.00%	9.15%	9.34%
Total risk-based capital	< 8.00%	8.00%	10.00%	10.31%	10.50%

The $26.1 million net of tax OTTI charge on the Freddie Mac and Fannie Mae preferred shares and the ensuing decrease in retained earnings from that charge, resulted in a reduction of regulatory capital for both Venture Bank and Venture Financial Group. The Company is considered adequately capitalized for its total risk-based capital as of September 30, 2008 versus well-capitalized as of December 31, 2007.

The Bank is considered under capitalized for its total risk-based capital as of September 30, 2008 versus well-capitalized as of December 31, 2007. Although the current capitalization ratio is sufficient for current ongoing operations, management is committed to bringing the Company and the Bank back to a well-capitalized status. Although management intends to become well-capitalized in the near future, there are many factors that could cause regulatory capital to decline even further. These factors include, but are not limited to; credit deterioration in the Banks securities portfolio, particularly in the Level 3 securities which could trigger an other than temporary impairment, and a larger than normal increase in the provision for credit losses due to ongoing credit concerns.

On August 25, 2008 the Company sold 160,000 newly issued shares of common stock of which, the ESOP purchased 110,000 shares at $13.00 per share for total proceeds of $1.4 million and the KSOP purchased 50,000 shares at $13.00 per share for total proceeds of $650 thousand. This resulted in a net increase to capital in the amount of $2.1 million.

In order to manage our capital position more efficiently, we have formed statutory trusts for the sole purpose of issuing trust preferred securities. We had junior subordinated debentures with a fair value of $21.2 million at September 30, 2008 and carrying value of $21.8 million at December 31, 2007. At September 30, 2008, 100% of the total issued amount, had interest rates that were adjustable on a quarterly basis based on a spread over LIBOR. In July 2007, we called $13.4 million of junior subordinated debentures originally issued by FCFG Capital Trust I in 2002. We immediately replaced these with a new issuance in the same amount by VFG Capital Trust I. Our capital did not change as a result of this transaction. We paid quarterly interest payments at the 3-month LIBOR rate plus 365 basis points on the FCFG Capital Trust I issuance. The rate on the new issuance is the 3-Month LIBOR rate plus 145 basis points, which re-prices quarterly, and will provide a significant savings. The stated maturity date of this issuance is September 2037, and the debentures may be prepaid without penalty beginning September 2012.

In April 2003, we raised $6.2 million (FCFG Capital Trust II) through a participation in a pooled junior subordinated debentures offering. The floating rate junior subordinated debentures issued by FCFG Capital Trust II accrue interest at a variable rate of interest, calculated quarterly, at LIBOR plus 325 basis points per annum on the outstanding balance. The stated maturity date this issuance is October 2033, and the debentures may be prepaid without penalty. The majority of these funds were utilized for the purchase of Harbor Bank in 2002 and to repurchase our common stock. In December 2003, Washington Commercial Bancorp raised $3.1 million (Washington Commercial Statutory Trust I) through its participation in a pooled junior subordinated debentures offering. The floating rate junior subordinated debentures issued by Washington Commercial Statutory Trust I accrue interest at a variable rate of interest, calculated quarterly at LIBOR plus 285 basis points per annum on the outstanding balance. The stated maturity date of this issuance is December 2033, and these debentures may be prepaid without penalty beginning December 2008. We acquired the Washington Commercial Bancorp junior subordinated debentures upon completion of our merger.

On March 5, 2005 the Federal Reserve adopted regulations that mandate the maximum amount of junior subordinated debentures that may be included in our Tier 1 Capital calculation. Our capital ratios are calculated in accordance with this regulation and the entire issued amount of junior subordinated debentures qualified as Tier 1 Capital for regulatory capital purposes.

In accordance with the provisions of the related indentures, we intend to notify the trustees of the Trusts that the payment of dividends will be deferred effective with the distributions scheduled for the fourth quarter of 2008, until further notice. The Company has the right to defer distributions for up to 20 consecutive quarters, although it will continue to accrue the cost of the preferred dividends at the normal interest rate on a compounded basis until such time as the deferred arrearage has been paid current.

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

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our anticipated cash flow needs for deposit withdrawals.

At September 30, 2008, cash and cash equivalents, federal funds sold and all securities available for sale totaled $266.5 million of which $181.6 million was pledged. The securities are pledged at more than 100% of the secured borrowing so that repayment of the borrowing creates excess liquidity due to the full value of the securities being realized. External sources refer to the ability to access new deposits, new borrowings and capital and include increasing savings and demand deposits, certificates of deposit, federal funds purchased, re-purchase agreements, short and long term debt, and the issuance of capital and debt securities. At September 30, 2008 short and long term borrowing lines of credit totaled $139.9 million. These credit facilities are being used regularly as a source of funds. At September 30, 2008, $50 million was borrowed against these lines of credit in the form of long term debt, compared to $151.8 million borrowed at June 30, 2008.

We will manage our liquidity by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities or borrowing from the Federal Home Loan Bank, Federal Reserve Discount Window or other borrowing sources. At the current time, our long-term liquidity needs primarily relate to funds required to meet deposit withdrawals. These needs can currently be met by cash flows from investment payments and maturities, and investment or loan sales if the need arises. Future sources of liquidity, if necessary, to fund our future growth could be the issuance of capital instruments such as preferred stock, additional common stock and trust preferred securities.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase of securities. Gross loans including loans held for sale were $792.3 million as of September 30, 2008 and $783.1 million for the year ended December 31, 2007. Investment securities were $228.9 million at September 30, 2008 and $280.1 million at December 31, 2007. At September 30, 2008 we had outstanding loan commitments of $141.3 million and outstanding letters of credit of $1.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted by an increase in deposit levels of $161.9 million for the nine months ended September 30, 2008. For the twelve months ended December 31, 2007 total deposits increased by $65.9 million.

Management believes that the Company's liquidity position at September 30, 2008 was adequate to fund ongoing operations.

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

In the third quarter ended September 30, 2008, the Company did not make any change in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected, or is reasonably likely to materially affect the internal controls over the financial reporting. The Company continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Venture Financial Group, Inc.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Due to the nature of banking, we are involved in legal proceedings in the ordinary course of business. At this time, we do not believe that there is pending litigation the outcome of which will have a material adverse affect on the financial condition, results of operations, or liquidity of the Company.

Item 1A Risk Factors

Other than as set forth below, there are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Difficult market conditions have adversely affected the financial services industry. The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Bank’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bank and others in the financial institutions industry. In particular, the Bank may face the following risks in connection with these events:

  Increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008. Compliance with such regulation may increase the Bank’s costs and limit its ability to pursue business opportunities.
  The Bank’s ability to assess the creditworthiness of our customers may be impaired if the models and approaches the Bank uses to select, manage, and underwrite its customers become less predictive of future behaviors.
  The process the Bank uses to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

  The Bank may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
  There may be downward pressure on the Company’s stock price.
  The Bank’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.
  The Bank may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

We may be limited in our access to funding to meet our liquidity needs. Liquidity is essential to the Bank’s business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on the Bank’s liquidity. The Bank’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect the Bank specifically or the financial services industry in general. Factors that could detrimentally impact the Bank’s access to liquidity sources include a decrease in the level of business activity due to a market down turn or adverse regulatory action against the Bank. The Bank’s ability to borrow could also be impaired by factors that are nonspecific to the Bank, such as severe disruption of the financial markets or negative use and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. As a result of the Bank’s regulatory capital falling below the requirements for well-capitalized status as of September 30, 2008, the Bank is unable to issue brokered certificates of deposit. Brokered certificates of deposit aggregating $84.1 million, which represent approximately 8.4% of total deposits, mature prior to December 31, 2008.

The Bank’s wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth. The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Bank uses a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As the Bank continues to grow, it is likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the Company. At September 30, 2008, the Bank had approximately $50 million of Federal Home Loan Bank advances outstanding. The Company’s financial flexibility will be severely constrained if the Bank is unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs, and profitability would be adversely affected.

Federal and state governments could pass legislation responsive to current credit conditions. The Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank's ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Changes in accounting standards may impact how we report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

If the Bank is unable to pay cash dividends to the holding company to meet the holding company’s cash obligations, the business, financial condition, results of operations and prospects will be adversely affected. Dividends paid by the bank to the holding company provide cash flow used to service the interest payments on trust preferred securities. Various statutory provisions restrict the amount of dividends the Bank can pay to the holding company without regulatory approval: the Bank’s payment of dividends is subject to receipt of the prior written consent of the Director of Banks for the State of Washington and the Company may not be able to receive his consent. It is possible that, depending upon the financial condition of the Bank and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the holding company, is an unsafe or unsound practice. If the Bank is unable to pay dividends to the holding company, it may not be able to service the debt or pay its obligations. The inability to receive dividends from the Bank would adversely affect the business, financial condition, results of operations and prospects and could lead to a deferral of interest on existing trust preferred securities.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On August 25, 2008 the Company sold 160,000 newly issued shares of common stock in private placement transactions (Section 4(2) of the Securities Act) to its affiliated benefit plans—the Employee Stock Ownership Plan or ESOP (110,000 shares) and 401K Stock Ownership Plan or KSOP (50,000 shares) at $13.00 per share.

(c)	Issuer Purchases of Equity Securities

			Total number of shares
			purchased as part of	Maximum number of
	Total number of shares	Average price paid per	publicly announced plans	shares that may yet be
Period	purchased	share	or programs	purchased

Month #1
July 1, 2008 through
July 31, 2008	- -	- -	- -	200,000

Month #2
August 1, 2008 through
August 31, 2008	- -	- -	- -	200,000

Month #3
September 1, 2008 through
September 30, 2008	- -	- -	- -	200,000

Date repurchase authorized	Date publicly announced	# of shares authorized		Expiration Date

February 19, 2003	March 5, 2003		131,370	August 19, 2004
September 18, 2003	September 24, 2003		56,130	December 18, 2004
October 15, 2003	October 17, 2003		225,000	April 15, 2005
June 16, 2004	June 22, 2004		200,000	December 31, 2005
November 15, 2005	February 27, 2006		200,000	May 15, 2007
August 29, 2007	September 5, 2007		200,000	February 29, 2009

Share counts reflect a three-for-two stock dividend declared on May 16, 2004.

Item 6 Exhibits

The following is a list of exhibits to this Form 10-Q and constitutes the EXHIBIT INDEX:

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; SEC Accession No. 0000896595-05-000206, filed May 16, 2005.

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2007, SEC Accession No. 0000896595-07-000295)

31.1	Certifications of the Chief Executive Officer.

31.2	Certifications of the Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

Venture Financial Group, Inc. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE FINANCIAL GROUP, INC. (Registrant)
Date: November 19, 2008	By: /s/ Ken F. Parsons, Sr. Ken F. Parsons, Sr. Chief Executive Officer and Chairman of the Board

By: /s/ Sandra L. Sager Sandra L. Sager, CPA EVP, Chief Financial Officer